Form 10-K
period 1995-05-28
AULT INC
filed 1995-08-28
CIK 723639

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.   20549

                                 FORM 10-K

(Mark One)
[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED MAY 28, 1995

                      Commission File Number 0-12611

                             AULT INCORPORATED
          (Exact name of registrant as specified in its charter)

               MINNESOTA                             41-0842932
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)

7300 BOONE AVENUE NORTH, MINNEAPOLIS, MINNESOTA        55428-1028
(address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (612) 493-1900 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, No Par Value
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES    x      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 8-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.      [    ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,948,200 based upon the ending price of the Company's common stock on the national over-the-counter market NASDAQ Small-Cap Issues on July 30, 1995, multiplied by the number of outstanding shares of the Company held by persons other than officers, directors and 10% or more shareholders referred to in the "Security Ownership of Principal Shareholders and Management" table referred to under Item 12 herein.

On August 10, 1995, there were outstanding 2,083,776 shares of the Registrant's common stock.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held on September 26, 1995 is incorporated by reference into Part III of this Form 10-K.

The Form 10-K consists of 44 pages.  The Exhibit Index is located on page
37.

                             AULT INCORPORATED

                                 FORM 10-K
                  FOR THE FISCAL YEAR ENDED MAY 28, 1995

                                  PART I


ITEM 1. BUSINESS

(a)     General Development of Business

Ault Incorporated (herein "Ault" or "Company") was incorporated under the laws of the State of Minnesota in 1961. The Company designs, manufactures, and markets a line of external power conversion products and is a leading domestic supplier of such products to original equipment manufacturers
(OEMs) of data communications equipment, telecommunications equipment, portable medical equipment, and microcomputers and related peripherals.

(b)     Financial Information About Industry Segments

The Company operates in only one industry segment - the manufacture and sale of power conversion devices. Financial information regarding this segment is presented in the financial statements under Item 8 herein.

(c)     Narrative Description of the Business

Ault's power conversion products are used to adapt AC wall current to provide a source of power at various levels up to 100 watts for a wide variety of electronic equipment. Ault's products are located outside the equipment they power as wall plug-in or as in-line components and are generally referred to as external power conversion products. External power conversion products, in contrast to more widely used internal power conversion devices, enable designers of electronic equipment to remove heat and hazardous voltages from the end product thereby allowing the end product to function more safely and effectively. Also, by removing the power conversion feature from inside the end product, the OEM is afforded greater flexibility in designing and styling. These advantages have particular application in the Company's target markets where advances in semiconductor technology have reduced power requirements of many items of equipment to levels supplied by the Company's products, where rapid growth and strong competition have resulted in competitive pressure to bring new products to market quickly, and where there is increasing emphasis on smaller and portable products that perform increasingly sophisticated functions. Ault's business strategy is to offer OEMs in these markets an expanding line of high quality power conversion products and related design engineering and flexible customer services.

(1)  Products

   The Company's product line includes transformers, power supplies, and battery chargers. In fiscal 1993, 1994 and 1995 sales of transformers represented, respectively, 33%, 42%, and 41% of net sales and sales of power supplies represented, respectively, 54%, 50% and 51% of net sales. In fiscal 1993, 1994 and 1995 battery chargers represented, respectively, 13%, 8% and 8% of net sales.

   Ault's standard line of external transformers are primarily of the wall plug-in type. These transformers are utilized primarily in applications where the OEM wishes to remove hazardous voltages and heat from the end product. The products reduce AC voltage from approximately 120 volts (230 volts in some countries) down to lower voltages that range from 5 to 40 volts AC.

   The Company's power supplies provide the entire power conversion system for electronic equipment of OEMs. These products contain a transformer, which reduces the voltage level; and other components, which convert alternating electrical current supplied by electric utilities to direct current and, in the case of regulated power supplies, maintain the voltage output so that it remains within specified voltage tolerances despite fluctuations in the input AC voltage.

   The Company's line of power supplies consists of both linear and switching power supplies. Linear power supplies are larger but generally less expensive than switching power supplies because their design is based on a simpler technology. Switching power supplies utilize a more sophisticated technology and, through the use of switching transistors, convert power at higher frequencies than linear power supplies. A switching power supply is more energy efficient, as well as considerably smaller and lighter in weight than a linear unit with a comparable power rating, but also is substantially more expensive to manufacture. Linear power supplies tend to be used when the wattage output required is relatively low. As the power requirement increases, the switching power supply becomes more advantageous.

   Ault manufactures linear power supplies that provide up to 10 watts of regulated power and 70 watts of unregulated power. In addition, the Company manufactures a family of 18 watt hybrid power supplies which combine linear and switching technology to produce an amount of regulated power in a unit which is only somewhat larger than a switching power supply of similar power output, but costs somewhat less. The Company manufactures switching regulated power supplies that produce up to 60 watts of power, but has developed products with significantly higher wattage and will manufacture these higher wattage products where the demand justifies it. Among the switching power supplies manufactured by the Company is a family of universal input switching regulated power supplies that are designed to generate up to 60 watts of output power from any input power source ranging from 90 to 270 volts. This family of power supplies is, therefore, adaptable to OEM needs in virtually any country for powering high volume products such as local area networks, high end printers and fiber optic links. Equally adaptable is the Company's universal input switching regulated power supply designed for medical markets and to perform within the standards of UL544, CSA125, IEC601 and FCC Class B emission requirements, (See Safety Standards below).

   The Company's product line also includes three standard lines of battery chargers, two of which are designed in three different sizes for use with gel cell and sealed lead acid rechargeable batteries having up to a 40 amp hour capacity. The third standard line of battery chargers is designed for use with Nicad batteries. This battery charger automatically adjusts the power output to the battery capacity of up to 3 amp hours. It senses the charge requirement as indicated by the temperature and voltage of the battery, and adjusts the amount of charge to the needs of the battery. The company also manufactures a line of battery chargers that accommodate nickel-metal hydride batteries which do not pose the environmental hazards of nickel cadmium batteries. Ault produces trickle voltage battery chargers for applications where the customer's batteries are primarily used as a back-up or in a standby mode, and self-monitoring battery chargers for applications where the battery is being discharged often and full recharging is required. The Company manufactures a family of wall plug-in battery chargers that satisfy the more rigid UL standards for portable medical equipment applications and multiple bay lead-acid chargers for camcorder batteries.

   The Company does not currently manufacture internal power conversion devices, which comprise a substantially larger portion of the power conversion market and to which the technology of the Company is applicable. The internal power supply market, therefore, represents an enormous opportunity for the Company whose strategies are to eventually establish its position as an efficient, low-cost producer of technologically advanced internal power conversion products, in addition to current external power conversion products.

(2)     Markets and Marketing

   The Company directs its marketing efforts primarily to four segments of the electronics industry: data communications, telecommunications, portable medical equipment and microcomputers and related peripherals.

   In fiscal 1995 sales to OEMs of data communications equipment represented approximately 30% of net sales. At the present time Ault's products are principally being used in this market to power a number of low to medium speed modems and multiplexers (equipment which enables the simultaneous transmission of multiple channels of information over the same telephone line).

   In fiscal 1995 approximately 25% of the Company's net sales were to OEMs of microcomputers, related peripherals (such as digitizers, printers, plotters, portable terminals, point-of-sale scanners and optical character readers), networking hardware and other data processing equipment.

   Sales in fiscal 1995 to OEMs of telecommunications equipment were approximately 30% of net sales. At the present time the Company's products are principally used in this market for charging batteries of cellular telephones, to power network termination equipment (devices which interface between the telephone network and the customer's PBX or other telephone system), line conditioning equipment (devices which prepare telephone lines for the transmission of computer generated data), and various items of equipment ancillary to business telephones, including speaker phones, automatic dialers and alpha-numeric displays.

   Approximately 10% of net sales in fiscal 1995 were to OEMs of portable medical equipment such as infusion pumps, patient monitoring systems, sudden infant death syndrome monitors, and portable terminals for patient history input.

   The remaining 5% of the Company's sales in fiscal 1995 were divided among OEMs serving a number of markets, including security systems, industrial equipment, radio and television transmitting devices and consumer/hobby items.

   The Company markets its products through a nationwide network of 20 manufacturer representative and distributor organizations, employing an aggregate of approximately 115 salespersons. These sales persons are assisted by the Company's application engineers and other sales administration staff. The major marketing activity of the Company is concentrated in the U.S. and Canada on OEMs including some who sell their products in Europe and some who have expanded their manufacturing offshore. These factors have enabled the Company to further internationalize its market.

   The Company has continued to pursue its strategy to establish a direct, viable presence in certain European markets through a network of distributors with products and promotional methods tailored for these markets. In these markets, power conversion products must operate under lower power frequency and higher voltage conditions, and must meet other agency certification requirements that are not customary in U.S. markets. Ault's activities in Europe have resulted in sales of $1.6 million in fiscal 1995 principally in the telecommunications market.

   The Company's marketing strategy also targets the Pacific Rim power conversion market using its Ault Korea subsidiary as a source of sales and sales promotion. Implementation, so far, has been limited to Korea.

   Agency approval to sell products in Japan has not yet resulted in any significant sales.

   Additionally, the Company's marketing effort includes new product releases to trade journals, trade advertising, and participation in trade shows.


(3)     Product Development and Engineering

   The Company's design engineering teams at its US and Korean facilities are responsible for developing new power conversion products and improving existing products based upon the needs of customers as determined through joint collaboration between the customer and the Company or as assessed by the Company. Product enhancement efforts are directed to increasing the power output capabilities of the Company's switching power supplies, without increasing product size, through innovations such as use of hybrid circuits, and to developing improved manufacturing methods such as surface mounting of circuit board assemblies. Strong efforts are also being directed toward development of products tailored to the needs of European markets and to designs of low cost AC to AC transformers and AC to DC linear power supplies for foreign manufacture. Total development activities resulted in expenditures of approximately $1,158,000, $935,000 and $1,269,000 in 1993, 1994 and 1995, respectively. The Company expects to maintain its design capability as part of its effort to increase penetration of the markets it currently serves, and to pursue new opportunities in the field of power conversion.

(4)     Safety Standards

   Because the power conversion system is potentially the most hazardous element in most electronic equipment, virtually all of Ault's customers require that the Company's products meet the safety standards of Underwriters' Laboratories. Substantially all of the Company's standard products are UL listed. In addition, the Company obtains safety
   certification from the Canadian Standards Agency (CSA).   "Verban
   Deutscher Elektrotechniker" (VDE), International Electronique Committee
   (IEC) and other certification entities where these certifications are required by the Company's customers who sell their products in Canadian and European markets. The Company also has Japanese MITI approval to sell products in that country, and has met FCC Class B requirements for products needing this certification. The Company is able to conduct most of these testings at its plant in Minneapolis, which reduces the time normally required to satisfy the safety standards of these agencies and to serve the Company's customers. The Company also has ISO 9001 certification (a system that harmonizes many national and international quality standards, in addition to those mentioned) that certifies the Company meets the quality standards required to do business in several countries.


(5)     Competition

   Electronic equipment manufacturers predominantly use internal power supplies, and, as a result, the Company experiences strong competition from numerous companies providing such internal equipment, including both the OEM itself and independent suppliers. In relation to this competition, the Company stresses the several advantages of external power conversion products, discussed above, which generally can be obtained with only a relatively small increase in unit cost.

   The Company also competes with the various manufacturers of external power conversion products. The external power conversion products industry is highly fragmented with manufacturers generally focusing their marketing on specific segments of the electronics industry. The Company has experienced strong competition from foreign manufacturers who are able to produce their external products at lower cost. Many of these competitors have a smaller presence in the external power conversion market than the Company, although several are engaged in more than one business and have greater overall resources. The Company has concentrated its marketing on OEMs stressing flexible reliable partnerships and its high quality products for commercial and professional applications. The presence of Ault Korea, a wholly-owned subsidiary, and expanding subcontract arrangements with manufacturers in Southeast Asia have enabled the Company to successfully reduce foreign price competition. Equipped to manufacture substantially all of the Company's products, Ault Korea Corporation is also responsible for marketing the Company's products in the Asian basin. The subcontract arrangements in Southeast Asia are established to manufacture low cost AC transformers and DC linear power supplies and switching power supplies that the Company sells under the brand name AULTRA to distinguish these products from other products of the Company that are sold under the AULT brand name. Engineering is accomplished through joint collaboration between the Company and the subcontractors.

   The Company competes on the basis of quality and performance of its products, breadth of product line, customer service, dependability in meeting delivery schedules, design engineering and price. Management believes it is currently one of a small number of companies that design, manufacture and obtain certifying agency listing for the full range of external power conversion devices which OEMs consider in designing their electronic products.

(6)     Significant Customers; Backlog

   The Company sells its products to over 200 customers and it is the Company's objective to maintain a diversified customer base and to avoid, where practicable, dependence upon a single customer or a few customers. In 1995, no customer accounted for 10% or more of the Company's net sales.

   The Company manufactures its products on the basis of firm purchase orders, and ships most products within 4 to 10 weeks after receipt of an order. Order backlog at August 10, 1995 was $10,359,000 as compared to $9,540,000 on August 10, 1994.

(7)     Manufacturing and Sources of Supply

   Manufacturing operations consist principally of the assembly of products by installing and wiring electronic components and materials on printed circuit boards to design specifications. Electronic components and raw materials used in the Company's products are generally available from a large number of suppliers. The Company manufactures certain of its products in Korea under subcontract with its subsidiary, Ault Korea Corporation, which is equipped to manufacture all of the Company's products. The Company also has established subcontract arrangements in Southeast Asia for the manufacture of low cost products.

(8)     Warranties

   The Company provides a two-year parts and labor warranty against defects in materials or workmanship on all its products except its AULTRA line which carries a one year warranty. Warranty expenses have not been significant.

(9)  Patents

   The Company holds three patents, but does not generally consider patent protection to be important to its business.

(10) Employees

   As of August 4, 1995, Ault employed full-time approximately 280 persons. Of this number, approximately 216 were engaged in manufacturing (125 in Korea and 91 in Minneapolis), 23 in engineering, and 41 in marketing, general, and administrative positions of which 29 were in Minneapolis, Minnesota and 12 were at the Korean subsidiary.

   None of the Company's employees are represented by a labor organization and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are good.

(11) Executive Officers of the Registrant
     Certain information with respect to the executive officers of the Company is set forth:

                                  Position;                  Officer
     Name                 Age     Former Employment          Since

     Frederick M. Green   52      President and Chief        1980
                                  Executive Officer and
                                  Director

     Carlos S. Montague   58      Vice President,            1981
                                  Treasurer, Chief
                                  Financial Officer and
                                  Assistant Secretary

     Richard A. Primuth   49      Secretary                  1995

     Hokung C. Choi       55      Vice President - Far       1989
                                  East Operations

     Gregory L. Harris    42      Vice President -           1988
                                  Marketing

 (d)  Financial Information About Foreign and Domestic Operations and
      Export Sales

   Export sales by the U.S. operations in fiscal year 1995 ending May 28 represented 16.7% of the Company's gross sales. All other revenues were derived from domestic sales principally in the U.S. For other financial information about foreign and domestic operations and export sales including the amount of export sales for the last 3 years, refer to Note 9, Foreign Operations, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

   Management does not believe there are substantial risks involved in the Company's foreign operations at this time.

ITEM 2. PROPERTIES

The Company's headquarters and US manufacturing facility is located in Brooklyn Park, a suburb of Minneapolis, Minnesota. Approximately 50,000 square feet in size, this facility houses all of the Company's U.S. operations. The lease on this property expires in August 1999.

The Company's subsidiary, Ault Korea Corporation, operates in a 36,000 square foot facility in Suwon City in the province of Kyungki-Do, Korea. The subsidiary bought this property in May 1995 (see ITEM 7 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS LIQUIDITY AND CAPITAL RESOURCES) thus terminating its previous five year lease which would have expired in 1996.

Management considers all of the Company's properties to be well maintained and current manufacturing arrangements adequate for manufacturing requirements.

ITEM 3. LEGAL PROCEEDINGS

No material litigation or other claims are presently pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

(a)   Market Information

     Ault common shares are traded in the national over-the-counter market under the symbol AULT. The following table presents the range of closing bid prices for the Company's common stock as reported by NASDAQ Small Cap Issues for fiscal 1995 and 1994. The bid quotations representing prices in the over-the-counter market between dealers in securities do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

<CPTION>
                    FISCAL 1995               FISCAL 1994
     Quarter      High     Low           High     Low

       1st        1-1/2    1-1/18        1-7/8    1-3/16
       2nd        2-1/8    1-1/8         1-15/16  1-1/4
       3rd        2-5/16   1-5/8         1-7/16   1-1/4
       4th        3-1/8    1-3/4         1-9/16   1-1/4

(b)  Holders

     As of August 4, 1995 there were 287 stockholders of record for the Company's common stock. This number of record stockholders does not include beneficial owners of common stock whose shares are held of record by Depository Trust under the name CEDE & Co.

(c)  Dividends

     Ault has not paid cash dividends on its common shares, and, under present policy of its Board of Directors to retain any earnings for use in the business, does not anticipate paying cash dividends on its common shares in the near future. In addition, the Company's bank line of credit agreement precludes the payment of dividends.

ITEM 6.   SELECTED FINANCIAL DATA

                         May 28,   May 29,   May 30,  May 31,  June 2,
Year Ended                 1995      1994     1993     1992      1991

Net Sales                 $27,054   $17,975  $21,198   $23,311  $19,531
Cost of Goods Sold         20,727    14,238   15,947    17,267   14,696

Gross Profit                6,327    $3,737   $5,251    $6,044   $4,835

Operating Expenses:
   Marketing               $2,346    $1,878   $2,164    $2,154   $2,069
   Design Engineering       1,269       934    1,158     1,050    1,063
   General &
Administrative              1,955     1,956    1,946     1,961    1,922

                           $5,570    $4,768   $5,268    $5,165   $5,054

      Operating Income
      (Loss)                 $757  ($1,031)    ($17)      $879   ($219)
Gain (Loss) on  Disposal
of Equipment                                              (25)      (6)
Interest Income
(Expense)                      22     (288)    (214)     (204)     (69)
Other Income (Expense)      (446)       (1)                (4)      (1)
   Income (Loss) Before
   Income Taxes               333   (1,320)    (231)       646    (295)
   Income Taxes (Note
   4)*                         --        --       --        --       --

   Net Income (Loss)         $333  ($1,320)   ($231)      $646   ($295)

   Net Income (Loss) Per
   Share                    $0.16   ($0.64)  ($0.11)     $0.31  ($0.15)

Total Assets              $15,429   $10,667  $10,109   $11,074   $9,076
Property Plant &
Equipment, Net             $3,002    $1,725   $2,082    $2,071   $2,023
Working Capital            $2,942    $2,913   $3,831    $3,896   $3,187
Long Term Notes Payable    $1,221      $233     $354      $166      $96
Stockholders' Equity       $4,484     $,069   $5,439    $5,686   $5,043

*Refers to notes appearing in Notes to Consolidated Financial Statements under Item 8.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for fiscal 1995 were $27,054,000, up 50.5% from sales of $17,975,000 in fiscal 1994, and 27.6% from $21,198,000 in fiscal 1993. The improvement is due principally to three factors: First, the telecommunications/data-communications market which had begun to show signs of rebound in the third quarter of fiscal 1994 continued its improvement in fiscal 1995. This provided enhanced opportunities for sale of the Company's products to OEMs manufacturing items such as cellular phones, modems and point of sale equipment. Second, by emphasis on design engineering, the Company developed a significant number of new standard and custom products, thereby meeting the needs of OEMs for new product applications. The Company's strategy for fiscal 1996 requires continued emphasis on this support to its OEM customers. Lastly, continued emphasis on subcontracting in South East Asian countries has enabled the Company to better compete for price sensitive orders and to fulfill the broader needs of its OEM customers. Decreased sales in fiscal 1994 from fiscal 1993 were due to the Company's inability to compete where pricing was a predominant issue, as well as to soft market conditions, mainly in the telecommunications/data communications market.

The Company's order backlog at May 28, 1995 was $10.4 million, up from $9.6 million at May 29, 1994, and $7.4 million at May 30, 1993.

Gross profit for fiscal 1995 amounted to $6,327,000, or 23.4% of net sales, compared to $3,737,000, which was 20.8% of net sales for fiscal 1994, and $5,250,000 equaling 24.8% of net sales in fiscal 1993. Gross profit improved in fiscal 1995 from fiscal 1994 principally because of significantly increased sales and their relation to fixed costs, such as capacity cost, which tend to remain the same within certain ranges of sales. Management believes that gross profit will continue to improve in fiscal 1996 due to this factor, as well as from its overall cost management program. Additionally, the Company's strategy is to improve the proportion of revenue that is derived from U.S. manufacturing. U.S. manufactured products traditionally have had larger margins, compared to foreign manufactured products which are subjected to greater pricing pressures.
The Company incurred certain additional costs, principally in three areas, that modestly reduced gross profit in fiscal 1995: First, the strong economy drove up the cost of some materials which was only partially recovered from increased prices. Second, late deliveries of certain components due to sourcing problems resulted in added freight cost to meet on time delivery of products from the Korean subsidiary. Lastly, in the fourth quarter, the Company paid approximately one week incentive salary to each of its employees. Applicable only to fiscal 1995, the payment fulfilled a promise by the Company that this would be done if operational targets for fiscal 1995 were met. Price increases related to material cost met only minimal customer resistance and the component sourcing problem is being resolved.

The Company had increased its reserves for inventory adjustments in fiscal 1994, and a significant portion of sales had come from foreign manufactured products. These factors unfavorably affected gross margin for the year.

Although products that were manufactured by the Korean subsidiary contributed a very significant portion of total sales, conversion of the Won to US dollars has had no significant impact on gross profit because the conversion rates have been relatively stable.

Operating expenses were $5,571,000, or 20.6% of net sales for fiscal 1995, compared to $4,768,000, or 26.5% of net sales for fiscal 1994, and $5,268,000, equaling 24.9% of net sales for fiscal 1993. Compared to fiscal 1994, the increased expenditures in marketing for fiscal 1995 were due to commissions paid to sales representatives on the larger sales volume. Increased payments to safety agencies commensurate with new product introductions and additional design engineering resources at the Korean subsidiary principally accounted for increased design engineering cost in fiscal 1995. Agency certification expenses are expected to continue in fiscal 1996, but design engineering resources in Korea are substantially in place. Anticipating declining sales for all of fiscal 1994, the Company had reduced its indirect workforce and had restructured the remaining workforce to reduce costs in fiscal 1994 from fiscal 1993 levels.

The Company reported operating income of $757,000 for fiscal 1995, compared to operating losses of $1,031,000 and $17,000 in fiscal 1994 and fiscal 1993, respectively.

The Company incurred interest expense of $446,000, $288,000 and $231,000 in fiscal 1995, 1994 and 1993, respectively. The increased payment for fiscal 1995 was due to both higher average borrowings to support business growth and a higher rate on the Company's credit facility. Other non-operating income earned in fiscal 1995 and fiscal 1993 came mainly from currency exchange rate gains related to importation of raw material by the Korean subsidiary.

The Company had net income of $333,000, or $0.16 per share for fiscal 1995, compared to a net loss of $1,320,000, amounting to $.64 loss per share for fiscal 1994. In fiscal 1993, the Company had net loss of $231,000, equaling $0.11 loss per share. It is anticipated that revenue and net profit for the first quarter of fiscal 1996 will compare favorably to results for first quarter of fiscal 1995 because of the strong order backlog noted above. Revenue and net profit for the year, compared to fiscal 1995, are also anticipated to improve if the strategies by the Company for continued new product introductions and offshore manufacturing of higher-volume/lower-margin products continue to succeed, and if current favorable market conditions persist.

Liquidity and Capital Resources

In fiscal 1994, the Company incurred a net loss of $1,320,000 and consumed most of its available credit facility. Fiscal 1994 ended with sales beginning to rebound and with an improved order backlog, a situation that required the generation of cash flows from operations and careful management of capital resources to exploit a resurgent power conversion market, and to implement strategies for growth. Cash amounted to $133,000 at May 29, 1994. The Company responded to this situation by focusing on cash flow management to support 50.5% revenue growth and ended fiscal 1995 with cash amounting to $319,000. Operating activities used $935,000 of cash principally due to growth in trade receivables and inventories net of amounts provided by net profits and related adjustments, and increased trade liabilities. Cash used from the increase in trade receivables amounted to $1,653,000. The increase occurred because of higher shipments of products towards the end of the fourth quarter. Growth in inventories used $1,124,000 of cash mainly at the Korean subsidiary which had significant growth in manufacturing and shares a large portion of the order backlog. Anticipated changes in trade receivables and inventories are not expected to materially affect cash flows in fiscal 1996. Net profit and related adjustments provided $586,000 of cash, of which adjustments, which were principally depreciation expenses provided $253,000. Increase in trade liabilities provided $1,412,000 of cash. The slightly longer payment time associated with the increase has met only minimal vendor resistance. In fiscal 1994, operating activities used $721,000 of cash principally due to growth in inventories and receivables that occurred late in the fourth quarter.

Investing activities used $1,680,000 principally from the purchase of manufacturing equipment and tooling, acquisition of the facility occupied by Ault Korea, and increase in other assets. Purchase of manufacturing equipment and tooling used $151,000 of cash. Projected expenditures on manufacturing equipment for fiscal 1996 are expected to be only slightly higher. During the fourth quarter, the Company bought the facility occupied by its subsidiary in Korea after it was placed for sale at public auction. Although ownership of this facility was not a strong strategic preference, the Company took this action because it was faced with either a substantial increase in its lease expense or the traumatic business interruption and customer inconvenience that would result from relocation and retraining if the Company had to vacate the premises. Acquired at a cost of $1,570,000 at 9% interest payable over five years, the Company owed a balance of $1,287,000 on this property at the end of the year. See Note 3, Financing Arrangements and Long-Term Debt under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. A small portion of the facility is being rented. Decrease in other assets provided $41,000. Investing activities principally for the acquisition of manufacturing equipment used $91,000 of cash in 1994.

Cash flows from financing activities provided $2,754,000 of cash which came from: 1) borrowings under the Company's revolving credit facility, 2) long term borrowings, and 3) issuance of common stock under its stock option plan. Borrowings against the revolving credit facility increased by $1,590,000 during the year principally to support growth in sales and its resulting growth in trade receivables and inventories. Long-term borrowings amounted to $1,517,000 which principally related to indebtedness incurred to purchase the Korean facility. Repayments of long-term debt amounted to $387,000 of which approximately $150,000 went to leasing contracts and the balance of $237,000 to payment on the Korean property. Payments in fiscal 1996 are expected to be approximately $334,000. In fiscal 1994 financing activities, which included borrowing of $1,049,000 under the revolving credit facility and $131,000 repayment of long-term debt on leasing contract provided net cash of $918,000. Exercise of Common Stock options by officers of the company provided $35,000 of cash in fiscal 1995 and $6,000 in fiscal 1993.

The effect of foreign currency exchange rate changes on the translation of the Korean financial statement from Korean won to US dollars resulted in net asset value increase of $46,000 in fiscal 1995 and $50,000 decrease in fiscal 1994. All of the Company's sales contracts are in US dollars, and, therefore, the Company assumes no currency translation risks on these contracts. Ault Korea, in addition to shipments to the US, sells only in the Korea local market at this time; consequently, the Company assumes no currency exchange risks. Neither Ault Korea nor Ault US currently has any significant amounts of foreign raw material purchases that would expose the Company to any significant amounts of currency exchange risk. However, management plans to monitor the situation and to take action on minimizing currency exchange risks on contracts as appropriate.

The Company's working capital increased during the year from $2,913,000 to $2,942,000 at May 28, 1995, in spite of current maturities on the new mortgage. Long-term debt, including current maturities increased from $350,000 to $1,555,000 over the same period principally due to the acquisition of the Korean property.

At the end of fiscal 1994, the Company had a $2,000,000 revolving credit facility with its lending bank. Anticipating growth in revenues and the need for additional funds to support it, the Company moved its banking relations to a bank that provided more flexible support for the Company's strategies. The current agreement reached during the fourth quarter increased the credit facility to $4,500,000. Although automatically renewable on its anniversary, the agreement may be terminated by the bank upon at least 30 days prior written notice. At May 28, 1995, $400,000 of the credit facility was being utilized to provide a standby letter of credit to Korea Exchange Bank in Korea. This letter of credit guarantees payment of domestic letters of credit that are issued by Korea Exchange Bank to the subsidiary's material vendors and provides security for overdrafts allowed by the bank on the subsidiaries bank accounts. No claims have been presented against it. The balance of the $4,100,000 provides working capital to the US operation at a rate of interest that is 4% over the bank's base rate. At May 28, 1995, utilization amounted to $3,570,000, up from $1,980,000 when the year began.

The Company's fiscal 1996 strategies are designed principally to support expected growth in revenues. Management believes that the indebtedness related to purchase of the Korea manufacturing facility can be supported with only minimal amounts of additional cash after giving effect to the elimination of lease payments for use of this facility by the subsidiary and rental income from leasing portions of the facility not used by the Company. The Company believes that cash flows from anticipated profits and careful management of other operating activities together with the current revolving credit facility will be sufficient to support the Company's strategies through fiscal 1996. Additional sources of funds would be needed, however, to pursue any business opportunity in fiscal 1996 outside of the ordinary course of business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


(a)     Financial Statements

 Index to Consolidated Financial Statements

                                                                 Page

   *    Independent Auditor's Report                                14

   *    Consolidated Balance Sheets, May 28, 1995                   15
        and May 29, 1994

   *    Consolidated Statements of Operations for                   17
        the Years Ended May 28, 1995, May 29, 1994 and
        May 30, 1993

   *    Consolidated Statements of Stockholders'                    18
        Equity for the Years Ended May 28, 1995,
        May 29, 1994 and May 30, 1993

   *    Consolidated Statements of Cash Flows                        20
        for the Years Ended May 28, 1995, May 29, 1994,
        and May 30, 1993

   *    Notes to Consolidated Financial Statements                    22

 (b)  Supplementary Financial Information

   *    Quarterly Financial Data                                      30

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Ault Incorporated and Subsidiary
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheet of Ault Incorporated and Subsidiary as of May 28, 1994, and May 29, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended May 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Ault Incorporated and Subsidiary as of May 28, 1995, and May 29, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended May 28, 1995, in conformity with generally accepted accounting principles.



                            McGLADREY & PULLEN, L.L.P.

Minneapolis, Minnesota
July 17, 1995

AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
May 28, 1995 and May 29, 1994

ASSETS (Note 3)                          May 28, 1995  May 29, 1994
Current Assets
   Cash                                     $319, 243      $133,404
   Trade Receivables, less allowance
   for doubtful accounts 1995 $38,000;
   1994 $131,000                            5,380,642     3,917,681
   Inventories (Note 2)                     6,001,464     4,495,234
   Prepaid and other expenses                 485,200       312,620

       Total Current Assets                12,186,549     8,858,939

Other Assets
Other receivable, less allowance of
$65,000 (Note 10)                             196,677
Other                                          43,877        82,321

                                              240,554        82,321

Property, Equipment and Leasehold
Improvements, at cost (Note 8)
   Land                                       825,809
   Building                                   731,956
   Machinery and equipment                  4,843,319     4,641,879
   Office furniture and equipment             554,130       525,209
   Data processing equipment                  960,780       909,089
   Leasehold improvements                     686,619       682,894

                                            8,602,613     6,759,071

   Less accumulated depreciation            5,600,436     5,033,641

                                            3,002,177     1,725,430

                                          $15,429,280   $10,666,960

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY    May 28, 1995  May 29, 1994
Current Liabilities
   Note payable to bank (Note 3)           $3,569,613   $1,979,944
   Current maturities on long-term debt       333,731      142,051
   Accounts payable                         4,578,468    3,149,052
   Accrued expenses:
      Compensations                           373,312      338,192
      Other                                   389,496      336,329

          Total current liabilities         9,244,620    5,945,568

Long-term Debt, less current maturities
(Note 3)                                    1,221,196      232,747

Deferred Rent Expense (Note 8)                192,877      208,382

Deferred Compensation/Severance               287,039      210,617

Commitments and Contingencies (Notes
5,6, and 8)

Stockholders' Equity (Notes 6 and 7)
   Preferred stock, no par value;
      authorized 1,000,00 shares; none
      issued
   Common stock, no par value;
      authorized 5,000,000 shares;
      issued and outstanding 1995
      2,083,776; 1994 2,062,526 shares      6,897,332    6,862,801
   Deduct notes receivable arising from
      the sale common stock                 (107,813)    (107,813)
   Foreign currency translation
      adjustment                            (111,686)    (158,060)
   Accumulated deficit                    (2,194,285)  (2,527,552)

                                            4,483,548    4,069,376

                                          $15,429,280  $10,666,690

AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended May 28, 1995, May 29, 1994, and May 30, 1993

                       May 28,1995    May 29,1994   May 30,1993

Net sales              $27,054,421    $17,974,661   $21,198,023
Cost of goods sold      20,727,224     14,237,723    15,947,751

        Gross profit     6,327,197      3,736,938     5,250,272

Operating expenses:
   Marketing             2,346,459      1,877,777     2,164,005
   Design engineering    1,268,874        934,624     1,157,589
   General and
      administrative     1,955,311      1,955,965     1,946,159

                         5,570,644      4,768,366     5,267,753

       Operating
       income (loss)       756,553    (1,031,428)      (17,481)

Non-operating income
(expense):
   Other                    22,325          (851)        18,033
   Interest expense      (445,611)      (287,563)     (231,375)
   Income (loss)
before                     333,267    (1,319,842)     (230,823)
     income taxes

Income taxes (Note 4)            0              0             0
        Net income        $333,267   $(1,319,842)    $(230,823)
(loss)

Net income (loss) per
share                        $0.16        $(0.64)       $(0.11)

Weighted average
number of
   shares and common
   equivalent shares     2,105,556      2,062,526     2,060,424
   outstanding

See Notes to Consolidated Financial Statements.

AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended May 28, 1995, May 29, 1994, and May 30, 1993

                                                      Notes
                                                      Receivable
                                                      From Sale of
                                   Common Stock       Common
                               Shares      Amount     Stock

Balance, May 31, 1992         2,058,776    $6,856,707   $(107,813)
   Net loss                           0             0            0
   Net change in foreign
    currency translation
    adjustment                        0             0            0
Issuance of 3,750
  shares of common stock in
  accordance with the
  stock Issuance of 3,750
  shares of common stock in
  accordance with the stock
  option plan (Note 6)            3,750         6,094            0

Balance, May 30, 1993         2,062,526     6,862,801    (107,813)
   Net loss                           0             0            0
   Net change in foreign
     currency translation
     adjustment                       0             0            0
Balance, May 29, 1994         2,062,526     6,862,801    (107,813)

   Net income                         0             0            0
   Net change in foreign
     currency translation
     adjustment                       0             0            0

Issuance of 21,250 shares of
  common stock in accordance
  with the stock option plan
  (Note 6)                       21,250        34,531            0

Balance, May 28, 1995         2,083,776    $6,897,332   $(107,813)

See Notes to Consolidated Financial Statements.

AULT INCORPORATED AND SUBSIDIARY

Years Ended May 28, 1995, May 29, 1994, and May 30, 1993

                                           Foreign
                                           Currency
                              Accumulated  Translation
                              Deficit      Adjustment      Total

Balance, May 31, 1992           $(976,887)   $(85,521)    $5,686,486
   Net loss                      (230,823)           0     (230,823)
   Net change in foreign
    currency translation
    adjustment                           0    (22,285)      (22,285)
Issuance of 3,750
  shares of common stock in
  accordance with the stock
  Issuance of 3,750 shares
  of common stock in
  accordance with the stock
  option plan (Note 6)                   0           0         6,094

Balance, May 30, 1993          (1,207,710)   (107,806)     5,439,472
   Net loss                    (1,319,842)           0   (1,319,842)
   Net change in foreign
     currency translation
     adjustment                          0    (50,254)      (50,254)
Balance, May 29, 1994          (2,527,552)   (158,060)     4,069,376

   Net income                      333,267           0       333,267
   Net change in foreign
     currency translation
     adjustment                          0      46,374        46,374

Issuance of 21,250 shares of
  common stock in accordance
  with the stock option plan
  (Note 6)                               0           0        34,531

Balance, May 28, 1995         $(2,194,285)  $(111,686)    $4,483,548

AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended May 28, 1995, May 29, 1994, and May 30, 1993

                                May 28,1995  May 29, 1994 May 30, 1993
Cash Flows From Operating
Activities
   Net income (loss)               $333,267  $(1,319,842)    $(230,823)
   Adjustments to reconcile
    net income (loss) to net
    cash provided by (used
    in) operating activities:
      Depreciation                  528,109       481,570       510,467
      Amortization                    2,451         1,078         1,060
      Provision for doubtful
      accounts                       10,000        61,000       110,000
      Provision for inventory
      allowance                   (272,000)       307,000       106,000
      Loss on disposal of
      equipment                           0           191             0
      Deferred rent expense        (15,505)       (3,005)        12,621
      Changes in assets and
      liabilities:
           (Increase) decrease
             in:
           Trade receivables    (1,652,739)   (1,017,574)     1,126,723
           Inventories          (1,123,580)     (375,417)     (610,176)
           Prepaid and other
             expenses             (156,607)       157,142        20,133
          Increase (decrease)
             in:
            Accounts payable      1,264,569       897,723     (327,761)
            Accrued expenses        147,251        89,082     (357,051)
               Net cash pro-
               vided by(used
               in)operating
               activities         (934,784)     (721,052)       361,193

Cash Flows From Investing
Activities
   Proceeds from sale of
     equipment                            0         1,114         5,090
   Purchase of property and
     equipment                  (1,720,930)     (100,530)     (186,725)
   (Increase) decrease in
     other assets                    40,992         8,122       (8,085)

            Net cash used in
             investing          (1,679,938)      (91,294)     (189,720)
activities

Years Ended May 28, 1995, May 29, 1994, and May 30, 1993

                                May 28,1995  May 29, 1994 May 30, 1993
Cash Flows From Financing
Activities
   Net borrowings (payments)
    on revolving credit
    agreement                     1,589,669     1,048,552     (287,302)
   Proceeds from long-term
    borrowings                    1,517,290             0             0
   Net proceeds from issuance
    of common stock                  34,531             0         6,094

Principal payments on long-
term
   borrowings, including          (387,303)     (130,550)      (98,888)
capital
   lease obligations

            Net cash provided
              by (used in)
              financing
              activities          2,754,187       918,002     (380,096)
Effect of Foreign Currency
  Exchange Rate Changes on
  Cash                               46,374      (50,254)      (22,285)
     Increase (decrease) in
       cash                         185,839        55,402     (230,908)

Cash
   Beginning                        133,404        78,002       308,910
   Ending                          $319,243      $133,404       $78,002

Supplemental Disclosures of
Cash Flow Information
   Cash payments for:
      Interest                     $414,979      $284,736      $210,015

Supplemental Schedule of Non-
cash Financing Activities
   Capital lease obligations
      for equipment                 $50,142       $25,672      $342,246

See Notes to Consolidated Financial Statements.

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: The Company and its subsidiary operate in one business segment which includes the design, manufacturing and marketing of power conversion products, principally to original equipment manufacturers of data communications equipment, micro-computers and related peripherals, tele-communications equipment, and portable medical equipment. Sales are to customers worldwide, and credit is granted based upon the credit policies of the Company.

A summary of the Company's significant accounting policies follows:

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Ault Incorporated and its wholly-owned subsidiary, Ault Korea Corporation. All significant intercompany transactions have been eliminated. The foreign currency translation adjustment represents the translation into United States dollars of the Company's investment in the net assets of its foreign subsidiary in accordance with the provisions of FASB Statement No. 52.

Cash: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Prepaid and other expenses: Prepaid and other expenses at May 28, 1995, and May 29, 1994, include refundable value added tax and refundable custom duties relating to the Korean operations of approximately $335,000 and $176,000, respectively.

Depreciation: It is the Company's policy to include depreciation expense on assets acquired under capital leases with depreciation expense on owned assets. Depreciation is based on the estimated useful lives of the individual assets. The methods and estimated useful lives are as follows:

                           Method                         Years
Building                   Straight-line                     36
Machinery and equipment    Straight-line                   3-10
Office furniture and       Straight-line                   5-10
equipment
Data processing equipment  Double declining balance           5
                           and straight-line
Leasehold improvements     Straight-line                   5-10

Deferred compensation/severance: Deferred compensation/severance represents the accrual of compensation expense for the Korean operations employees that is payable upon termination of employment.

Design engineering: Design engineering costs are those incurred for research, design and development of new products and redesign of existing products. These costs are expensed currently.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Investment tax credits, research and development credits, and job credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company's tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amount.

Earnings (loss) per share: Earnings (loss) per share have been computed using the weighted average number of common shares and, for the fiscal year ended May 28, 1995, certain dilutive common equivalent shares outstanding. None of the common equivalent shares have been included in the computation for the years ended May 29, 1994, and May 30, 1993, since their inclusion would have an antidilutive effect.

Fiscal year: The Company operates on a 52 to 53 week fiscal year. The fiscal years for the financial statements presented ended May 28, 1995, May 29, 1994, and May 30, 1993.

Reclassification: Certain 1994 amounts have been reclassified to be in conformity with the 1995 presentation.

Note 2.  Inventories

The components of inventory at May 28, 1995, and May 29, 1994, are as follows:

                                       1995         1994
Raw                                      $4,158,430   $3,012,172
Work in process                             530,150      613,669
Finished goods                            1,312,884      869,393

                                         $6,001,464   $4,495,234

The inventory amounts at May 28, 1995, and May 29, 1994, are presented net of a $130,000 and $402,000 inventory valuation allowance, respectively.

Note 3.  Financing Arrangements and Long-Term Debt

Financing arrangement: At May 28, 1995, the Company had a $4,500,000 revolving line of credit agreement and had approximately $930,000 of unused availability under the line. As part of this agreement, $400,000 is available as a standby letter of credit. This $400,000 letter of credit was issued but not drawn upon on May 28, 1995. Interest on advances is payable at 4 percent over the bank's base rate, currently 13 percent at May 28, 1995. All advances are due on demand and are secured by all of the Company's assets. In addition, the agreement contains certain reporting and operating covenants, one of which is restriction on payment of dividends.

Long-term debt:

                                            1995            1994
9% mortgage payable, due in various
  installments ranging from $39,476 to
  $159,761, including interest to March
  2000, secured by land and building       $1,236,776    $        ---
9% note payable, due in two
  installments of $26,318, including,
  interest to November 1995, unsecured         50,367             ---
Capitalized lease obligations, due in
  various monthly installments with
  interest ranging from 8.9% to 16.3%,
  to Mach 1998, secured by equipment          267,784         374,798

Total                                      $1,554,927         374,798

Less current maturities                       333,731         142,051

                                           $1,221,196        $232,747

Approximate maturities of long-term debt for years subsequent to May 28, 1995, are as follows:

1996                                                  $334,000
1997                                                   338,000
1998                                                   311,000
1999                                                   273,000
2000                                                   299,000

Note 4.  Income Taxes

Pretax income (loss) for domestic and foreign operations was as follows:

                          1995           1994         1993
Domestic                 $252,514     $  929,178)   $ (89,169)
Foreign                    80,753     (  390,664)    (141,654)

Total                    $333,267     (1,319,842)   $(230,823)

Income tax expense (credits) for the years ended May 28, 1995, May 29, 1994, and May 30, 1993, differs from the expected rate for the following reasons:

                                      1995        1994       1993

Computed expected tax provision
 (benefit):
   Domestic                           $101,000  $(315,000)  $(30,000)
   Foreign                               7,000    (82,000)   (30,000)
   State                                 6,000    (40,000)    (4,000)
Generation (utilization) of net
operating loss carryforwards
   Domestic                          (107,000)     355,000     34,000
   Foreign                             (7,000)
Effect of Korean tax holiday                        82,000     30,000
status

                                   $      --    $      --   $     --

Net deferred taxes consist of the following components as of May 28, 1995, and May 29, 1994:

                                          1995       1994
Deferred tax assets:
   Tax credit carryforwards              $660,000    $556,000
   Loss carryforwards                     407,000     534,000
   Allowance for doubtful accounts         41,000      62,000
   Inventory allowances                    43,000      60,000
   Accrued vacation                        27,000      44,000
   Accrued warranty                        27,000      27,000
   Equipment and leasehold
   improvements                           117,000

                                        1,322,000   1,282,000

Less valuation allowance                1,322,000   1,282,000

Deferred tax liabilities:
   Equipment and leasehold
   improvements                                         1,000
                                        $         $

During the years ended May 28, 1995, and May 29, 1994, the Company recorded a valuation allowance of $1,322,000 and $1,282,000, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

At May 28, 1995, the Company had net operating loss carryforwards to reduce future taxable income in the United States of approximately $1,019,000.
The Company also has tax credit carryforwards of approximately $660,000 available to offset against future income taxes in the United States for income tax purposes. The net operating loss and tax credit carryforwards expire in varying amounts as follows for income tax reporting purposes:

                                  Net Operating Loss  Tax Credits
1996                              $                       $ 10,000
1997                                                        26,000
1998                                                        82,000
1999                                                       234,000
2000                                                        52,000
2001                                                        22,000
2002
2003
2004                                                        14,000
2005                                                        42,000
2006                                           63,000       40,000
2007                                                        35,000
2008                                                        31,000
2009                                          956,000       13,000
2010                                                        59,000

                                           $1,019,000     $660,000

Effective for the year ending 1990, the Company's subsidiary, Ault Korea Corporation, elected a five-year tax holiday available under Korean tax laws. Under this election, the subsidiary will not be subject to Korean income taxes until fiscal year 1995. Any losses incurred during this period may not be carried back or carried forward to offset earnings outside the holiday period.
Note 5.  Profit Sharing Plan

The Company has a profit sharing plan covering substantially all employees. The Company is required to match 25 percent of the employees' first 6 percent of contributions and may make additional contributions to the plan to the extent authorized by the Board of Directors. The contribution amount charged to operating expenses in the years ended May 28, 1995, May 29, 1994, and May 30, 1993, approximated $33,000, $32,000 and $35,000, respectively.

Note 6. Stock Option Plan

The Company has a Stock Option Plan which provides up to 500,000 shares to be designated as either non-qualified or incentive options at the discretion of the Board of Directors. The plan provides for annual grants of options to officers, other key employees and non-employee directors.

The following is a summary of the options granted, expired, and outstanding:

                                                  Option Price
                                Number of
                                 Shares     Per Share       Total
Outstanding at May 31, 1992       203,400    $1.375-4.00    $488,518
   Granted                        110,500     2.560-3.50     215,200
   Exercised                      (3,750)          1.625     (6,094)
   Expired                       (41,500)     1.625-4.00   (104,968)

Outstanding at May 30, 1993       268,650     1.375-3.50     592,656
   Expired                       (59,400)     1.375-3.50   (137,106)

Outstanding at May 29, 1994       209,250     1.625-3.50     455,550
   Granted                         81,000          1.188      96,188
   Exercised                     (21,250)          1.625    (34,531)
   Expired                        (5,750)     1.188-3.50    (12,500)

Outstanding at May 28, 1995       263,250     1.188-3.50    $504,707

All of the options above are non-qualified. At May 28, 1995, options to purchase 176,750 shares of common stock were exercisable under the plan. The Company has available 236,750 shares for future option grants.


Note 7.  Stockholders' Equity

The Board of Directors is empowered to establish and to designate classes and series of preferred shares and to set the terms of such shares, including terms with respect to redemption, dividends, liquidation, conversion, and voting rights. The Restated Articles provide that the preferred shares are senior to the common shares with respect to dividends and liquidation. No preferred shares have been issued.

Note 8.  Commitments and Contingencies

Capital leases: The Company is leasing certain equipment under capital leases. The cost and accumulated depreciation of assets acquired under capital leases at May 28, 1995, and May 29, 1994, are as follows:

                                             1995         1994
Cost                                          $684,114   $651,822
Accumulated depreciation                       338,618    209,369

                                              $345,496   $442,453

The future minimum lease payments under capital leases and the aggregate present value of the net minimum lease payments at May 28, 1995, are as follows:

1996                                                 $139,445
1997                                                   97,715
1998                                                   63,729
1999                                                      535

Total minimum lease payments                          301,424
Less amount representing interest                      33,640

                                                     $267,784

The capital lease obligations are included under long-term debt.

Operating leases: The Company leases its United States plant under an operating lease with a term of 120 months through August 1999. In addition, certain equipment and motor vehicles are leased under operating leases with terms of approximately 36 months.

The lease on the United States plant and office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operating expenses. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease.



Approximate minimum annual rental commitments at May 28, 1995, are as follows:

                                                  Amount
1996                                               $  412,000
1997                                                  248,000
1998                                                  247,000
1999                                                  250,000
2000                                                   62,000

                                                   $1,219,000

Total rental expense for the years ended May 28, 1995, May 29, 1994, and May 30, 1993, was approximately $428,000, $372,000 and $384,000, respectively.

Incentive compensation plan: The Company has an incentive compensation plan for key employees. Participants in the plan receive payments contingent upon the Company exceeding certain pretax earnings levels which are determined by the Board of Directors. No provision was required for the years ended May 28, 1995, May 29, 1994, and May 30, 1993.

Note 9.  Foreign Operations

All foreign manufacturing is done by the Korean subsidiary. All United States manufacturing is done by Ault Incorporated. A summary of the Company's manufacturing operations by geographic area is presented below:

                                      1995         1994         1993
United States:
   Customer sales                  $26,785,479  $17,699,823  $20,953,110
   Sales to subsidiary

   Total                           $26,785,479  $17,699,823  $20,953,110

   Operating profit (loss)         $   710,964   $(700,168)     $(2,801)
   Total assets                     11,823,983    8,917,705    8,998,312
   Capital expenditures                144,894       94,583      470,047
   Depreciation and amortization       359,280      330,450      345,122

Korea:
   Customer sales                  $   268,942     $274,838     $244,913
   Sales to parent                   8,751,528    5,237,870    6,902,352

   Total                           $ 9,020,470  $ 5,512,708  $ 7,147,265

   Operating profit (loss)         $    90,209   $(361,329)     (72,262)
   Total assets                      6,198,105    3,118,965    2,609,237
   Capital expenditures              1,626,273       36,079       56,474
   Depreciation and amortization       171,280      152,158      166,405

Adjustments and eliminations:
   Intercompany sales                8,751,528    5,237,870    6,902,352
   Operating profit (loss)              44,620       30,069       57,582
   Total assets                    (2,592,808)  (1,369,980)  (1,498,236)
Consolidated:
   Sales                            27,054,421   17,974,661   21,198,023
   Operating profit (loss)             756,553  (1,031,428)     (17,481)
   Total assets                     15,429,280   10,666,690   10,109,313
   Capital expenditures              1,771,167      130,662      526,521
   Depreciation and amortization       530,560      482,608      511,527

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.

Export sales:  The Company also had foreign export sales amounting to 16.7,
14.7 and 12.6 percent of total sales for the years ended May 28, 1995, May 29, 1994, and May 30, 1993, respectively.

The sales were made principally to the following locations:

                                       1995      1994         1993
Canada                                 6.5%      9.6%         8.9%
Elsewhere                             10.2%      5.1%         3.7%
                                      16.7%     14.7%        12.6%

Other foreign production: In addition to the manufacturing done by the Korean subsidiary, the Company also purchased finished assemblies from certain manufacturers in China in an amount approximating $5,314,000 and $1,335,000 for the years ended May 28, 1995, and May 29, 1994, respectively. For the year ended May 30, 1993, there were no significant purchases of inventory from other foreign manufacturers.

Note 10.  Other Receivable

At May 28, 1995, the Company has a receivable in the amount of $196,677, net of a $65,000 allowance, due from a customer for whom payment is delinquent. The Company has filed suit, and in the opinion of management and the Company's legal counsel, the risk of an unfavorable outcome is minimal. The receivable has been classified as a long-term asset since the Company is uncertain as to when the receivable will be collected.

ITEM 8(b).   SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA
(Unaudited)
(Amounts in Thousands, Except Per Share Data)

                                      Fiscal Quarters
1995                             1st        2nd       3rd     4th
Net Sales                         $5,711    $5,899   $7,217   $8,227
Gross Profit                      $1,423    $1,404   $1,610   $1,890
Income (Loss) Before Income          $44       $80      $83     $126
Taxes
Net Income (Loss)                    $44       $80      $83     $126
Earnings (Loss) Per Share          $0.02     $0.04    $0.04    $0.06

1994

Net Sales                         $3,472    $4,420   $4,471   $5,612
Gross Profit                        $636    $1,132   $1,096     $873
Income (Loss) Before Income       ($596)    ($218)    ($71)   ($435)
Taxes
Net Income (Loss)                 ($596)    ($218)    ($71)   ($435)
Earnings (Loss) Per Share        ($0.29)   ($0.11)  ($0.03)  ($0.21)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

                                 PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 405 under Regulation 5-K with respect to the Company's executive officers is contained under Item 1(c), Narrative Description of The Business-Executive Officers of the Registrant. The information required by this item with respect to directors will be presented under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting to be held on September 26, 1995, and is expressly incorporated herein by reference. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days from the end of the Company's 1995 fiscal year.


ITEM 11.     EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K, to the extent applicable, will be set forth under the caption "Executive Compensation and Other Information" and under "General" in the Company's definitive proxy materials for its September 26, 1995 Annual Meeting to be filed within 120 days from the end of the Company's fiscal year 1995 which information is expressly incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The information called for by Item 403 under Regulation S-K, to the extent applicable, will be set forth under the caption "Security Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for its September 26, 1995 Annual Meeting to be filed within 120 days from the end of the Company's fiscal year 1995, which information is expressly incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Not Applicable.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                Page

      Independent Auditor's Report                                    14

      Consolidated Financial Statements:

         -  Balance Sheets, May 28, 1995 and  May 29, 1994            15

         -  Consolidated Statements of Operations for the             17
         Years Ended May 28, 1995, May 29, 1994,
         and May 30, 1993

         -  Consolidated Statements of Stockholders' Equity           18
         for the Years Ended May 28, 1995, May 29, 1994,
         and May 30, 1993

         -  Consolidated Statements of Cash Flows for the             20
         Years Ended May 28, 1995, May 29, 1994,
         and May 30, 1993

         -  Notes to Consolidated Financial Statements                22

   (2) The following financial statement schedule for the years ended May 28, 1995, May 29, 1994, and May 30, 1993 is submitted herewithfollowing the signature page of this report:

         -  Independent Auditor's Report on the Schedules             35

         -  Schedule II - Valuation and Qualifying Accounts           36

        All other Schedules are omitted because they are not applicable orthe required information is shown in the financial statements ornotes thereto.

   (3)  Exhibits                                                      37

        The Exhibits required to be filed with this report or incorporatedby reference are listed in the Exhibit Index which follows theFinancial Statement Schedules.

        (b)  Reports on Form 8-K During 3 Months Ended May 28,
             1995

             None.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ault Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED

/s/Frederick M. Green                                  August 22, 1995
Frederick M. Green
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                  Title                    Date
/S/ Frederick M. Green     President and Chief      August 22, 1995
Frederick M. Green         Executive Officer and
                           Director

/s/ Carlos S. Montague     Vice President,          August 22, 1995
Carlos S. Montague         Treasurer, Chief
                           Financial Officer,
                           Assistant Secretary and
                           Controller*

/s/Matthew A. Sutton       Director                 August 22, 1995
Matthew A. Sutton

/s/ Eric G. Mitchell, Jr.  Director                 August 22, 1995
Eric G. Mitchell, Jr.

/s/ Delbert W. Johnson     Director                 August 22, 1995
Delbert W. Johnson

/s/ John G. Kassakian      Director                 August 22, 1995
John G. Kassakian

/s/Edward C. Lund          Director                 August 22, 1995
Edward C. Lund

/s/ James M. Duddleston    Director                 August 22, 1995
James M. Duddleston

     *   Principal Financial Officer and Principal Accounting Officer

    *******************************************************************




                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549


                                 FORM 10-K



               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                    OF


                             AULT INCORPORATED

                                    FOR

                          YEAR ENDED MAY 28, 1995





    *******************************************************************



                       FINANCIAL STATEMENT SCHEDULES


    *******************************************************************

INDEPENDENT AUDITOR'S REPORT
ON THE SCHEDULE



To the Board of Directors
Ault Incorporated and Subsidiary
Minneapolis, Minnesota



Our audits of the consolidated financial statements of Ault Incorporated and Subsidiary included Schedule II, contained herein, for the years May 28, 1995, May 29, 1994, and May 30, 1993.

In our opinion, such a schedule presents fairly the information required to be set forth therein in conformity with generally accepted accounting principles.

                                 McGLADREY & PULLEN, L.L.P.

Minneapolis, Minnesota
July 17, 1994

                                                         SCHEDULE II

AULT INCORPORATED AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS
Years Ended May 29, 1995, May 29, 1994, and May 30, 1993

                           Balance    Charged
                              at      to Costs                Balance
                          Beginning     and                  at End of
                          of Period   Expenses  Deductions    Period
Year Ended May 28, 1995

   Allowance for
   doubtful accounts        $131,000     $6,000  (a)$34,000   $103,000
   Reserve for
   warranties                 69,000     49,000      52,000     66,000
   Allowance for
   inventory valuation
   in excess of net
   realizable value          402,000  (272,000)           0    130,000

Year Ended May 29, 1994

   Allowance for
   doubtful accounts        $160,000    $61,000 (a) $90,000   $131,000
   Reserve for
   warranties                 68,000     37,000      36,000     69,000
   Allowance for
   inventory valuation
   in excess of net
   realizable value          106,000    307,000      11,000    402,000

Year Ended May 30, 1993

   Allowance for
   doubtful accounts         $67,000   $110,000 (a) $17,000   $160,000
   Reserve for
   warranties                100,000    116,000     148,000     68,000
   Allowance for
   inventory valuation
   in excess of net
   realizable value           22,000    106,000      22,000    106,000

(a)These deductions represent charge-off of accounts receivable, net of recoveries.

                    SECURITIES AND EXCHANGE COMMISSION


                         Washington, D. C.   20549


                                 FORM 10-K



               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                    OF


                             AULT INCORPORATED

                                    FOR

                          YEAR ENDED MAY 28, 1995




    *******************************************************************


                                 EXHIBITS


    *******************************************************************

                             AULT INCORPORATED

                             EXHIBIT INDEX TO
                 FORM 10-K FOR THE YEAR ENDED MAY 28, 1995

Required Regulation S-K
Exhibit Items

SK
Reference    Title of Document        Location
3(a)         Restated Articles        Filed as Exhibit 3(a) to Form 10-K
             of Incorporation,        for fiscal 1988 and incorporated
             as amended.              herein by reference.

3(b)         Bylaws, as amended.      Filed as Exhibit 3(b) to
                                      Registration Statement No. 2-85224
                                      and incorporated herein by reference.

10.1         Management               Filed as Exhibit 10(b) to
             Incentive                Registration Statement No. 2-85224
             Compensation             and incorporated herein by reference.
             Plan

10.2         1986 Employee            Filed as Exhibit 10(c) to Form 10-K
             Stock Option             for fiscal 1987 and incorporated
             Plan                     herein by reference.

10.3         Ten Year Building        Filed as Exhibit 10(e) to Form 10-K
             Lease Contract           for fiscal 1989 and incorporated
                                      herein by reference.

10.4         Financing Agreement      Filed herewith as Exhibit 10(f)
             on Credit Facility

21           Subsidiary of            Filed as Exhibit 22 to Form 10-K
             Registrant               for fiscal 1987 and incorporated
                                      herein by reference.

23           Consent of               Filed herewith at Page 44.
             Independent
             Auditors

27           Financial Data           Filed electronically at Page 45.
             Schedule

Pursuant to provisions of Item 601(b) (A) (iii) (a) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt of the Company are not being filed and in lieu thereof, Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

                                                  EXHIBIT 10.4

FINANCING AGREEMENT

DATE:  April 28, 1995

REPUBLIC ACCEPTANCE CORPORATION
2338 Central Avenue NE, Suite 200
Minneapolis, MN  55418

     We propose the following arrangement with you for borrowing from you based upon the loan value of our "accounts," "inventory" and "equipment" (as those terms are defined in the Uniform Commercial Code), secured, inter aila, by a security interest in accounts, inventory, equipment and other collateral, as granted to you by the Security Agreement between us of even date herewith.

SECTION 1.  (LOAN AGREEMENT)
     At our request, you in your sole discretion may lend to us (i) up to eighty percent (80%) of the net amount of accounts which are listed in current schedules provided by us and which are deemed eligible for advances by you, or any greater or lesser percentage at your absolute and sole discretion ("Eligible Accounts"); and (ii) up to twenty-five percent (25%) of the net amount of inventory which is listed in monthly inventory certificates provided by us and which is deemed eligible for advances by you, or any greater or lesser percentage at your absolute and sole discretion, not to exceed a maximum aggregate amount of $700,000 from time to time outstanding ("Eligible Inventory"); and (iii) up to $400,000.00 against our equipment, which amount shall be reduced as set forth below (the "Initial Overline Amount"); provided however, that the maximum aggregate amount of all such advances from time to time outstanding shall not exceed $4,500,000. Loans for additional sums requested by us may be made at your sole discretion based upon your valuation of other collateral or other factors. All borrowings pursuant hereto shall be due on demand.

     In addition, at our request, and subject to your authorization in your sole discretion, First Bank National Association (the "Bank") may from time to time issue letters of credit for our account (the "Letters of Credit"). Upon the occurrence of any draw under a Letter of Credit that you have in writing guaranteed, you will pay to the Bank 100% of such draw and treat such payment as and advance against Eligible Accounts by you to us hereunder and a reimbursement by us in full of such draw, whether or not you have determined for all other purposes to cease making loans to us hereunder. The amount of any unreimbursed draw and the amount available to be drawn under any Letter of Credit shall both be treated as an outstanding advance against Eligible Accounts hereunder for the purpose of determining the amount which may be advanced under this Section I against Eligible Accounts. We also agree that at any time that the Bank issues a Letter of Credit payable in currency other than U.S. Dollars, the amount of the exposure related to the borrowings under this Agreement connected with such Letter of Credit shall be increased by a percentage to be set by you in your sole discretion unless and until we purchase an appropriate foreign exchange forward contract or otherwise mitigate the foreign exchange risk to your satisfaction.

     Commencing on December 1, 1995, and continuing on the first (1st) day of each month thereafter, the Equipment Amount shall be reduced in equal monthly principal installments based upon a forty-eight(48) month amortization of the original Equipment Amount.

     Commencing on December 1, 1995, and continuing on the first (1st) day of each month thereafter, the Initial Overline Amount shall be reduced in equal monthly principal installments based upon a thirty-six (36) month amortization of the original Initial Overline Amount.

     You may from time to time furnish to us a statement of our account. Any such statement shall be conclusive on us unless and except as written objections thereto calling your attention to errors are received by you within 30 days after it is mailed or delivered to us.

SECTION II.  (CHARGES)
     (A) We agree to pay interest on the net balance owed to you at the close of each day at a rate per annum (computed on the basis of actual number of days elapsed and a year of 360 days) which is equal to a rate per annum which is four percent (4%) in excess of the publicly announced reference rate (or other publicly announced prime rate) of interest charged by the Bank. Such interest will be due and payable to you at the close of each month.

     (B) If a third party participates in the advances to us, however, the charge with respect to the portion of the borrowings represented by a third party participant's advances will be the amount of the third party participant's charges.

     (C) There will be a minimum charge net to you of $10,000.00 per month. We further agree that if this agreement is terminated under Section VIII hereof at any time prior to the first anniversary of the date of this Agreement, we will pay to you at the time of such termination a prepayment charge in the amount equal to $10,000.00 per month for each month remaining until the first anniversary date of this Agreement, provided, however, that if this Agreement is terminated solely as a result of the refinancing of our obligations hereunder with a First Bank System affiliate, and the payment in full of our obligations hereunder, we will incur no prepayment charge.

     (D) We further agree to pay you a fee in an amount of $2,000 per examination for not more than three examinations of our assets in each twelve month period, plus your out-of-pocket costs and expenses incurred in connection with such examinations. Such fee, costs and expenses will be due and payable to you upon our receipt of your invoice therefor.

     (E) We further agree to pay you a wire transfer charge of $12.50 per wire transfer with respect to our account.

     (F)  In addition to the amounts payable to you under paragraphs (A),
(B), (C), (D) and (E) of this Section II, we agree to pay (i) all fees and other charges of the Bank in connection with the issuance, amendment, administration, or payment of each Letter of Credit and (ii) a fee to you for each Letter of Credit (or amendment to any Letter of Credit) calculated by applying a rate equal to 3% per annum (computed on the basis on actual number of days to elapse and a year of 360 days) to the face amount of the Letter of Credit for the period from the date of issuance of such Letter of Credit or amendment to its expiration date.

SECTION III.  (LISTING ACCOUNTS, INVENTORY AND EQUIPMENT)
     (A) Prior to or concurrently with our initial borrowing hereunder, and monthly thereafter, we shall furnish you a list and aging of all accounts owned by us, a certificate listing all inventory owned by us, and a certificate listing all equipment owned by us, all in form acceptable to you; and weekly, or at other intervals mutually agreed upon, we will deliver to you a list of all accounts created or acquired by us since our last previous list and aging of accounts.

     (B) We warrant that, except as may be disclosed in the lists of accounts furnished to you: each billing correctly states the subject matter and terms of sale; the merchandise conforms thereto and is in all respects acceptable to the customer; the date of billing is not prior to shipment; the account is not subject to any dispute, defense, offset or counterclaim; the account debtor is not a subsidiary or affiliated company;

and that we have no reason to believe the account will not be paid in the regular course of business. We further warrant that, except as may be disclosed in the inventory certificates furnished to you: all of the inventory is located at or in transit to one of our locations previously disclosed to you; all of the inventory is of good and merchantable quality free from any defects that would affect the market value thereof, can be sold in the ordinary course of our business, and is not a product that has been discontinued by the manufacturer or vendor (if any) from which we purchased it; and has not been sold or identified for sale to a particular customer if the customer's obligation to pay for such inventory is an account listed on the most recent list of accounts furnished to you.

SECTION IV.  (CUSTODY AND INSPECTION OF RECORDS; HANDLING OF COLLECTIONS)
     (A) All ledger sheets or cards, invoices, shipping records, correspondence and other writings relating to accounts and inventory shall, until delivered to you or removed by you from our premises, be kept on our premises without cost to you in appropriate containers in safe places.

     (B) Until our authority to do so is terminated by written notice from you (which notice you may give at any time), we will at our expense and on your behalf collect as your property and in trust for you all amounts unpaid on accounts, and shall not mingle such collections with our own funds. We shall remit all collections to you in kind, duly endorsed, on the same day if practical, otherwise on the following business day; and you shall credit the same to our account (subject to final collection thereof) after allowing three days for collection of checks. This provision is subject to your rights under paragraphs 4 and 5 of the Security Agreement of even date herewith.

     (C) If you take over the handling of collections, you may remove from our premises all books and records, correspondence, documents and files relating to accounts; and you may without cost or expense to you use such of our personnel, supplies, space and equipment at our place of business as you may desire for the handling of collections. We will pay any and all internal, office and out of pocket expenses and cost of collection (including reasonable attorney fees) incurred by you in your handling of or effort to enforce collections.

SECTION V.  (REPORTS)
     We will furnish you: (a) weekly, in such detail as you may request, written reports, certified as correct by one of our officers, showing all purchases and sales of merchandise, returns and allowances, collections, and all miscellaneous charges and credits affecting the collateral, together with an accounts aging and reconciliation; (b) monthly, similarly certified financial and operating statements; (c) upon the occurrence thereof, a report of all equipment purchased and/or sold by us, including the sale and/or purchase price thereof; (d) annually, at our expense, a complete certified audit report of our operations and condition made by an independent certified public accountant satisfactory to you; (e) upon issuance, copies of all public accountants' reports rendered to us while we are indebted to you; and (f) within five days after the due date, proof of payment or deposit, when due, of all withholding and F.I.C.A. taxes owing by us from time to time.

SECTION VI.  (WARRANTIES, REPRESENTATIONS AND COVENANTS)
     We warrant, represent to and covenant with you that we shall not: (a) permit any levy, attachment or restraint to be made affecting any of our assets; (b) permit any receiver, trustee or assignee for the benefit of creditors to be appointed to take possession of any or all of our assets. Except with your prior written consent, we shall not: (c) other than in the ordinary course of our business, sell, lease, or otherwise dispose of or transfer any of our assets; (d) merge or consolidate with any other corporation; (e) acquire any other corporation; (f) enter into any transaction not in the usual course of our business; (g) make any investment in the securities of any person, association, firm, entity or corporation other than securities of the United States of America; (h) guarantee or otherwise become in any way liable with respect to the obligations of any person, association, firm, entity or corporation except by endorsement of instruments or items of payment for deposit to our general account or which are transmitted or turned over to you on account of our obligations; (i) pay or declare any dividends upon our capital stock; (j) redeem, retire, purchase or otherwise acquire directly or indirectly any of our capital stock; (k) make any change in our capital structure or in any of our business objectives, purposes and operations which might in any way adversely affect our ability to repay our obligation: (l) make any distribution of our property or assets; (m) incur any debts outside of the ordinary course of our business except renewals or extensions of existing debts and interest thereon; (n) make any loan, advance, contribution or payment of money or goods to any subsidiary, affiliated or parent corporation, or to any officer, director or stockholder thereof (except compensation for personal services rendered);
(o) encumber, pledge, assign or permit to be created a lien or security interest in collateral subject to your security interest. All covenants, representations and warranties set forth in this agreement and in any other agreements executed by us in connection herewith and all terms, conditions, provisions and agreements to be performed by us pursuant to this agreement and such other agreements shall be true and satisfied at the time of our execution and shall survive the closing thereof and the execution and delivery of such agreements.

SECTION VII. (MISCELLANEOUS)
     (A) We agree that you may from time to time, for your convenience, segregate or apportion the collateral for purposes of determining the amounts of maximum amounts of loans and advances which may be made hereunder. Nevertheless, your security interest in all such collateral, and any other collateral rights, interests and properties which may now or hereafter be available to you, shall secure and may be applied to the payment of any and all loans, advances and other indebtedness secured by your security interest, in any order or manner of application and without regard to the method by which you determine to make loans hereunder.

     (B) We hereby irrevocably make, constitute and appoint you, or any person whom you may designate, our true and lawful attorney with power to receive, open and dispose of all mail addressed to us; to endorse the name of our company upon any notes, acceptances, checks, drafts money orders or other means of payment that may come into your possession as payment of or upon accounts or other collateral; to endorse the name of our company on any invoice, freight or express bill or bill of lading relating to any collateral; to sign our name to drafts against debtors, to assignments and verification of accounts and notices thereof to debtors; and to do all other things necessary or proper to carry out the intent of this agreement.

     (C) At your request, we will deliver customers' monthly statements to you for examination and for mailing in our stamped addressed envelope.
From time to time, you may verify directly with customers the amounts owing, or at your request, we or our independent accountants will do so and deliver the results to you in any manner satisfactory to you.

     (D) We agree that any bank participating with you in loans to us hereunder may exercise any and all rights of banker's lien or set-off with respect to such participation as fully as if such participant had lent directly to us the amount of such participation.

     (E) We agree to reimburse you for all attorney fees, filing fees, and other out-of-pocket expenses (including but not limited to travel expenses) you may incur in connection with the negotiation and administration of this agreement or any related agreements, preparation of documents relating thereto, perfecting any security interest or lien granted thereby, or enforcing any of our obligations to you arising under this or any other agreement between us. If you elect, you may treat the amount of any such expense as a loan to us and add the amount to our loan account with you.

     (F) This agreement shall bind and inure to the benefit of you and us and your and our respective successors and assigns. This agreement, and all assignments of collateral shall be construed pursuant to the laws of the State of Minnesota.

SECTION VIII. (TERMINATION)
     If you do not terminate this agreement because we are in default, this agreement shall continue in effect until terminated upon at least 30 days' prior written notice delivered by certified mail by either party to the other. During the term of the agreement, you may, upon written notice to us, discontinue making additional or new loans if we should be in default under any obligation or indebtedness to others, or if in your opinion there should be a materially unfavorable change in our financial condition or operations, or any unreasonable increase in customer claims or disputes. Termination shall not impair or affect our rights and obligations then existing.

SECTION IX.  (OTHER AGREEMENT; EVENTS OF DEFAULT)
     We have entered into a certain Security Agreement of even date herewith with you (the "Security Agreement"). Any default under or misrepresentation contained in the Security Agreement shall be an event of default hereunder, and in addition to your rights to terminate this Agreement upon an event of default, you shall have the right to exercise any and all rights and remedies as provided in the Security Agreement; provided however, that nothing herein or in the Security Agreement shall be deemed to affect your right to make loans in your sole discretion or to demand payment of such loans, in whole or in part, at any time at your sole discretion.

REPUBLIC ACCEPTANCE CORPORATION

By:  Thomas Kapocek

Title:  Vice President


AULT INCORPORATED

By:  Frederick M. Green

     Title:  President and CEO

By:  Carlos S. Montague

     Title:  Vice President and CFO

Address:       7300 Boone Avenue North
               Minneapolis, MN  55428

                                                EXHIBIT 23







                      CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Ault Incorporated and Subsidiary


We hereby consent to the incorporation by reference in the Company's Registration Statement on Form S-8 (Commission File number 33-53988), Registration Statement on Form S-8 (Commission File number 2-87376) and Registration Statement on Form S-8 (Commission file number 33-19662 of our report dated July 17, 1995, which appears on page 14 of the annual report on Form 10--K for the year ended May 28, 1995.



                                      McGLADREY & PULLEN, LLP




Minneapolis, Minnesota
August 22, 1995