Form 10-Q
period 1995-02-26
AULT INC
filed 1995-10-11
CIK 723639

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


      [  x ]          QUARTERLY REPORT PURSUANT TO SECTION 13  OR
15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 27, 1995

                 Commission file number 0-12611

                        AULT INCORPORATED

                  MINNESOTA____________           41-0842932
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)
Identification No.)

                     7300 Boone Avenue North
                Minneapolis, Minnesota 55428-1028
            (Address of principal executive offices)

         Registrant's telephone number:  (612) 493-1900

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                 YES __X___          NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Outstanding at
          Class of Common Stock         August 27, 1995
               No par value        2,084,276 shares


                     Total pages - - - - 15
                Exhibits Index on Page - - - - 12

PART 1.   FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Amounts Per Share)

                                          UNAUDITED
                                      FIRST QUARTER ENDED

                                     AUGUST    AUGUST
                                    27, 1995  28, 1994
NET SALES                              $6,881    $5,711

COST OF GOODS SOLD                      5,151     4,288

     GROSS PROFITS                      1,730     1,423

OPERATING EXPENSES
   MARKETING                              626       534
   DESIGN ENGINEERING                     338       288
   GENERAL & ADMINISTRATIVE               523       465

                                        1,487     1,287

     OPERATING INCOME (LOSS)              243       136

NON-OPERATING INCOME (EXPENSE)
   INTEREST & OTHER INCOME                 30        10
   INTEREST & OTHER EXPENSE             (211)     (102)

     INCOME (LOSS) BEFORE INCOME           62        44
TAXES

INCOME TAXES (NOTE 2)

     NET INCOME (LOSS)                    $62       $44

NET INCOME (LOSS) PER SHARE             $0.03     $0.02

WEIGHTED NUMBER OF SHARES & COMMON
EQUIVALENT SHARES OUTSTANDING       2,159,896 2,062,526

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                     AUGUST    MAY 28,
                                    27, 1995    1994
                                  (UNAUDITED)

ASSETS:
CURRENT ASSETS
 CASH & CASH EQUIVALENTS (NOTE 3)         $65      $319

   TRADE RECEIVABLES LESS
   ALLOWANCE FOR DOUBTFUL
   ACCOUNTS OF $25,000 AT
   AUGUST 27, 1995, AD $38,000
   AT MAY 28, 1995                      4,920     5,381

   INVENTORIES:
      FINISHED GOODS                    1,021     1,313
      WORK IN PROCESS                     498       530
      RAW MATERIAL                      4,473     4,158

          TOTAL INVENTORIES             5,992     6,001

   OTHER CURRENT ASSETS (NOTE 4)          469       485

          TOTAL CURRENT ASSETS         11,446    12,186

OTHER ASSETS                              258       241

EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, AT COST
   LAND                                   808       826
   BUILDING                               690       732
   MACHINERY AND EQUIPMENT              4,892     4,843
   OFFICE FURNITURE                       561       554
   E.D.P. EQUIPMENT                       961       961
   LEASEHOLD IMPROVEMENTS                 685       687

                                        8,597     8,603

   LESS ACCUMULATED DEPRECIATION        5,712     5,601

      NET EQUIPMENT AND LEASEHOLD
      IMPROVEMENTS                      2,885     3,002

      TOTAL ASSETS                    $14,589   $15,429

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                     AUGUST    MAY 28,
                                    27, 1995    1994
                                  (UNAUDITED)

LIABILITIES AND STOCKHOLDERS'
EQUITY:
CURRENT LIABILITIES:
   NOTE PAYABLE TO BANK                $3,722    $3,570

   CURRENT MATURITIES OF LONG-TERM
    DEBT (NOTE 5)                         239       334

   ACCOUNTS PAYABLE                     3,686     4,578

   ACCRUED EXPENSES:
      COMPENSATION (NOTE 6)               655       660
      OTHER                               133       102

      TOTAL CURRENT LIABILITIES         8,435     9,244

LONG-TERM DEBT, LESS CURRENT
MATURITIES INCLUDED ABOVE (NOTE 5)      1,164     1,221

DEFERRED RENT EXPENSE (NOTE 7)            188       193

DEFERRED COMPENSATION (NOTE 8)            269       287

STOCKHOLDERS' EQUITY:

   PREFERRED SHARES, NO PAR VALUE,
    AUTHORIZED, 1,000,000 SHARES;
    NONE ISSUED.
   COMMON SHARES, NO PAR VALUE;
    AUTHORIZED 5,000,000 SHARES;
    SHARES OUTSTANDING:  AUGUST 27,
    1995; 2,084,276, MAY 28, 1994;
    2,062,526 SHARES                    6,898     6,897
   DEDUCT NOTES RECEIVABLE ARISING
    FROM SALE OF COMMON STOCK            (108)     (108)
   FOREIGN CURRENCY TRANSLATION
    ADJUSTMENTS (NOTE 9)                 (126)     (111)
   RETAINED EARNINGS (DEFICIT)         (2,131)   (2,194)

          TOTAL                         4,533     4,484

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $14,589   $15,429

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARY
CONSOLIDATED CASH FLOWS
(Dollars in Thousands)

                                      (UNAUDITED)
                                   THREE MONTHS ENDED
                                     AUGUST    AUGUST
                                    27, 1995  28, 1994
CASH FLOWS FROM OPERATING
ACTIVITIES:
   NET PROFIT                             $62       $44
   ADJUSTMENTS TO RECONCILE NET
   INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
      DEPRECIATION                        129       132
      PROVISION FOR DOUBTFUL
      ACCOUNTS                            (13)        1
      PROVISION FOR INVENTORY
      ALLOWANCE                            26
      DEFERRED RENT                        (5)       (2)
   CHANGES IN ASSETS AND
   LIABILITIES:
   (INCREASE) DECREASE IN:
      TRADE RECEIVABLES                   474      (186)
      INVENTORIES                           9      (197)
      OTHER CURRENT ASSETS:               (10)      (56)
   (INCREASE) DECREASE IN:
      ACCOUNTS PAYABLE                   (892)      284
      ACCRUED EXPENSES                      9        22

     NET CASH PROVIDED BY (USED
      IN) OPERATING ACTIVITIES           (211)       42

CASH FLOWS FROM INVESTING
ACTIVITIES:
   PURCHASE OF EQUIPMENT                  (56)      (25)
   DECREASE IN OTHER ASSETS                27

      NET CASH USED IN INVESTING
      ACTIVITIES                          (29)      (25)

CASH FLOWS FROM FINANCING
ACTIVITIES:
   NET BORROWINGS ON REVOLVING
   CREDIT AGREEMENT                       152        21
   PROCEEDS FROM ISSUANCE OF
   COMMON STOCK                             1
   PRINCIPAL PAYMENTS ON LONG-TERM
   BORROWINGS, INCLUDING CAPITAL
   LEASE OBLIGATIONS                     (152)      (35)

     NET CASH PROVIDED BY (USED IN)
      IN) FINANCING ACTIVITIES              1       (14)

EFFECT OF FOREIGN CURRENCY
EXCHANGE RATE CHANGES ON CASH             (15)       (2)

      INCREASE (DECREASE) IN CASH        (254)        1

CASH: BEGINNING                           319       134
      ENDING                              $65      $135

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR FIRST QUARTER ENDING AUGUST 27, 1995


NOTE 1

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly Ault Incorporated's consolidated financial position as of August 27, 1995, and August 28, 1994, and changes in financial position for the three months then ended. The consolidated financial statements include the operations of the parent company, Ault Incorporated (US Operation), and its wholly owned subsidiary, Ault Korea Corporation.

NOTE 2

No income taxes were accrued for the period. Taxes that were calculated on profits of the US operation were offset by the utilization of tax credit carryforwards. Ault Korea Corporation reported a loss for the period, and, therefore, had no accrued income taxes.

NOTE 3

For the purpose of reporting cash and cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 4

Other current assets for both periods are principally customs duty and value-added taxes, and amounts receivable for customized tooling charges. The customs duty and value-added taxes are paid by Ault Korea Corporation to the Korean authority on products that are manufactured for exportation. The taxes are refundable when the subsidiary submits to the Korean Government the appropriate claim and proof of exportation.

NOTE 5

Long-term debt, including current maturities, consists of capitalized lease obligations and mortgage on the Korean facility. Capitalized leases amounting to $234,000 are due in various monthly installments maturing through fiscal 1998. The mortgage amounts to $1,170,000, at 8.6% rate of interest of which approximately $160,000 of principal interest is payable every six months through the year 2000.

NOTE 6

Compensation consists principally of amounts accrued for sales representatives commissions, and provision for employee future paid time off. Sales commissions are accrued for at the time that sales are invoiced and personal time off accrued for in accordance with the Company's personnel policy.

AULT INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR FIRST QUARTER ENDING AUGUST 27, 1995, (contd)


NOTE 7

The lease on the Company's Minneapolis plant and office facilities includes scheduled base rent increases over the term of the lease, which runs for ten years. The total amount of the base rent payment is being charged to expense on the straight-line method over the term of the lease. The difference between the payments and the expense is recorded as deferred rent.

NOTE 8

Deferred compensation is a provision by Ault Korea Corporation, in accordance with requirement by the Korean authority, for the compensation of each current employee when his employment with the subsidiary terminates.

NOTE 9

The Korean Won is considered the functional currency of the Korean subsidiary. Accordingly, the effect of translating the subsidiary's statements into US dollars is recorded as a separate component of shareholders' equity.

ITEM 2 -  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND
          RESULTS OF OPERATIONS

Results of Operations

Net sales were $6,881,000 for the first quarter of fiscal 1996, up by 20% from net sales of $5,711,000 for the first quarter of fiscal 1995. The improvement for this quarter is due principally to three factors. First, the telecommunications/data communications market served by the Company began to rebound in fiscal 1994 and continued to show strength through this quarter. Driven worldwide by leading technologies in communications and transmission of data, it is anticipated that this strong market condition will prevail through fiscal 1996. This enhanced market situation is providing greater opportunities for sale of the Company's products to OEMs manufacturing items such as point of sale equipment, telephones, and local area network systems. Second, several new products that were developed in past quarters, through emphasis on design engineering, have begun to produce significant revenues. The Company's strategies for fiscal 1996 require continued emphasis on new product development. To this end, three new custom products were introduced during this first quarter to support applications of one major customer in the telecommunications market and two major customers in the higher margin medical market. Lastly, continued emphasis on subcontracting in South East Asian countries, and greater utilization of its Korean facility have enabled the Company to better compete for price sensitive orders and to fulfill the broader needs of its OEM customers. The lower sales for the first quarter of fiscal 1995 were due to softer but generally improving market conditions prevailing at that time.

The Company's order backlog at August 27, 1995, was $10.3 million, up 12% from $9.2 million at August 28, 1994. The Company is presently anticipating stronger sales during the second quarter, compared to its quarter just ended, because of its large order backlog, prevailing market condition, and its engineering and manufacturing strategies. Excluding anything unforeseen that would impair supporting conditions, it is also anticipated that sales for all of fiscal 1996 will improve compared to sales attained in fiscal 1995.

Gross profits for the first quarter of fiscal 1996 are $1,720,000 or 25.1% of net sales, compared to $1,423,000 or 24.9% for the first quarter of fiscal 1995. The modest increase in gross profits for this quarter is due principally to two factors. First, during the first quarter of fiscal 1995, the Korean subsidiary experienced productivity problems associated with preparing the facility for greater manufacturing. Those problems were substantially resolved in fiscal 1995. Also brought under control in fiscal 1995 were shipment costs expended to expedite greater deliveries of vendor material, a problem that existed during the first quarter of that year. Additionally, the Korean subsidiary no longer has rental expense since the subsidiary purchased that facility during the fourth quarter of fiscal 1995. These factors have enabled the Company to improve gross profits. Second, the proportion of total revenue derived from US manufacturing declined during this quarter, compared to the first quarter of fiscal 1995, due to pricing pressures adverse to local manufacturing and its related gross profits. Domestic manufactured products sold in smaller order quantities have had greater margins than similar products that are manufactured offshore and sold in higher volumes. These factors had an unfavorable impact on the Company's total margins. The Company's strategies for fiscal 1996 are directed at increasing the revenue and gross margins from US manufactured products.

Although products that were manufactured by the Korean subsidiary contributed a very significant portion of total sales, conversion of the Won to US dollars has had no significant impact on gross profits because the conversion rates have been relatively stable.

Operating expenses for the first quarter were $1,487,000 or 21.6% of net sales, compared to $1,287,000 which equaled 22.5% of net sales for the first quarter of fiscal 1995. The increase in total cost for this quarter is principally due to commissions paid to sales representatives on the increased sales, employment of contract engineering and expenditures for training and education.

The Company had operating profits of $243,000 and $136,000 for the first quarter of fiscal 1996 and fiscal 1995, respectively.

Non-operating income of $30,000 for fiscal 1996 and $10,000 for fiscal 1995 represented principally interest earned on short-term investments and currency exchange rate gain from importation of raw material by the Korean subsidiary. Non-operating expenses of $211,000 in 1996 and $102,000 in 1995 are principally interest expenses of the Company. Of the additional amount of $109,000 paid in fiscal 1996, approximately $36,000 was paid by Ault Korea Corporation for interest incurred on the facility's mortgage.
The balance of $73,000 substantially relates to additional interest paid by the Company's US operation due to greater utilization of its credit facility at higher rates of interest compared to fiscal 1995.

The Company reported net profits of $62,000 and $44,000 amounting to $.04 and $.03 per share for the first quarter of fiscal 1996 and fiscal 1995, respectively. It is anticipated that net profits for the second quarter of fiscal 1996 will also improve compared to performance for the second quarter of fiscal 1995. Additionally, it is anticipated that net profits for all of fiscal 1996 will improve, compared to fiscal 1995, if expected improvements in sales as discussed above are realized.

Liquidity and Capital Resources

The Company's strategies for fiscal 1996 require utilization only of its current resources to exploit prevailing market conditions for growth in revenues and to realize other objectives targeted for attainment in fiscal 1996. Those resources, of which credit facilities and cash flows from operations are principal components, will require levels of careful management to attain the desired results. Expenditures for investing activities that are commensurate with these strategies are also a compelling factor.
At the end of the quarter, the Company had cash totaling $65,000, down from $319,000 at May 28, 1995, because of cash flow activities in operations, in investing and in financing.
Operating activities used $211,000 of cash during the quarter, which was comprised principally of net profit and related adjustments, changes in inventories, in trade receivables and in trade indebtedness. Profits and adjustments provided $199,000 of cash. It is anticipated that provision of cash from this source will further improve in fiscal 1996, because of expected levels of profitability. Reduction in trade receivables provided
$474,000 of cash. The reduction occurred because of collections on the higher revenues for the last quarter of fiscal 1995, compared to revenues for this quarter. Trade receivables are anticipated to grow during the remaining quarters of fiscal 1996, and, therefore are not expected to make any further contributions to cash. Inventories remained relatively unchanged during the quarter, but are expected to increase during remaining quarters to support manufacturing requirements and the increasing requests by significant customers to maintain finished product inventories to support emergency requirements. Reduction in trade payables used $892,000 of cash during the quarter, afforded principally
<PAGE
through cash provided by profits, reduction in trade receivables, and utilization of a small portion of the credit facility which was expanded during the fourth quarter of fiscal 1995. Trade payables had increased during the fourth quarter commensurate with material purchases to support greater shipments during that quarter. Payments during this first quarter were made with the objective of managing trade payable to a more current basis. Generally, trade payables are managed according to amounts of cash provided by operations.

Investing activities used $29,000 of cash during this quarter, of which decrease in other assets which provided $27,000, and the purchase of equipment and tooling using $56,000 of cash were the principal items. This level of equipment purchase is in line with planned purchases for each of the remaining three quarters. Certain portion of equipment and tooling requirements will be supported through leasing arrangements.

Principal financing activities during the quarter were in connection with the credit facility and payment of long-term obligations. Payments on long-term borrowings used $152,000 of cash during the quarter, of which $34,000 was towards payments on capital leases. A modest increase in lease payments is anticipated for the remaining quarters commensurate with expected new contracts. The balance of $118,000 was for mortgage payments on the Korean facility. See NOTE 5 under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Future quarterly payments to maturity of the mortgage will approximate $80,000. Borrowings against the Company's revolving credit facility increased by $152,000 during the quarter.

At the end of fiscal 1995, the Company's revolving credit facility with its bank amounted to $4,500,000. At August 26, 1995, $400,000 of the credit facility was being utilized to provide a standby letter of credit to Korea Exchange Bank in Korea. This letter of credit guarantees payment of domestic letters of credit that are issued by Korea Exchange Bank to material vendors on the subsidiary's behalf, and provides security for overdrafts allowed by that bank on the subsidiary's bank accounts. No claims have been presented against this document. The balance of $4,100,000 provided working capital to the US operation at a rate of interest that is 4.0% above the bank's base rate. At August 26, 1995, utilization amounted to $3,722,000 up from $3,570,000 when the year began. The Company is currently concluding agreement with the bank which will change this credit facility effective as of September 30, 1995. The new arrangement will increase the credit facility to $6,000,000 and extend the contract term by two years to May 31, 1998. The rate of interest will be 2.0% over the bank's base rate, down from the current 4.0%.

During September, Ault Korea Corporation also completed agreement with Korea Exchange Bank wherein that bank will allow the subsidiary up to $800,000 of credit for local letters of credit and overdrafts. This credit facility is collateralized by the $400,000 standby letter of credit, mentioned above, and certain types of inventories.

The effect of foreign currency exchange rate changes on the translation of the Korean financial statement from Korea won to US dollars resulted in net asset value decrease of $15,000 during the quarter. All of the Company's sales contracts are in US dollars, and therefore, the Company assumes no currency exchange risks on these contracts. Ault Korea, in addition to shipments to the US, sells only in the Korea local market at this time; consequently, the Company assumes no currency exchange risks. Neither Ault Korea nor Ault US currently has any significant amounts of raw material importation that would expose the Company to any significant currency exchange risk. However, management plans to monitor the situation and to take action on minimizing currency exchange risks on contracts as appropriate.

The Company's working capital increased during the quarter from $2,942,000 at May 29, 1995, to $3,011,000 at August 27, 1995.
Long-term debt, including current maturities decreased from $1,555,000 to $1,403,000 over the same period.

The Company believes that cash flows from anticipated profits and careful management of other operating activities together with its two credit facilities will be sufficient to support strategies through fiscal 1996. Additional sources of funds would be needed, however, to pursue any business opportunity in fiscal 1996 outside of the ordinary course of business.

AULT INCORPORATED

PART II.  OTHER INFORMATION


ITEMS 1-5 Not Applicable

                          EXHIBIT INDEX


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits

          11   Computation of Per Share Earnings filed herewith
at page 14

          27   Financial Data Schedules filed electronically at
page 15

          (a)  None

          (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended August 27, 1995.

                           SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        AULT INCORPORATED
                          (REGISTRANT)

DATED:    10/10/95       /s/ Frederick M. Green
                         Frederick M. Green, President
                         Chief Executive Officer and
                         Chairman




DATED:    10/10/95       /s/ Carlos S. Montague
                         Carlos S. Montague, Vice President
                         Chief Financial Officer and
                         Controller
