Form 10-Q
period 1995-11-26
AULT INC
filed 1996-01-11
CIK 723639

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


 [ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended November 26, 1995

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

                              Outstanding at
          Class of Common Stock         November 26, 1995
               No par value        2,090,276 shares


                   Total pages - - - - 22
              Exhibits Index on Page - - - - 12




PART 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AULT INCORPORATES & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Amounts Per Share)

                                        (UNAUDITED)
                             SECOND QUARTER     SIX MONTHS ENDED
                                  ENDED

                            NOV. 26   NOV. 27    NOV. 26    NOV. 27
                             1995      1994        1995       1994

Net Sales                     $7,711    $5,899     $14,592    $11,610
Cost of Goods Sold             5,872     4,495      11,023      8,783

   Gross Profits               1,839     1,404       3,569      2,827

Operating Expenses
   Marketing                     649       519       1,275      1,053
   Design Engineering            334       274         672        562
   General &                     525       436       1,048        901
Administrative

                               1,508     1,229       2,995      2,516

      Operating Income           331       175         574        311

Non-Operating Income
(Expense)
   Interest & Other Income        55         2          85         12
   Interest & Other Expense     (186)      (97)       (397)      (199)

   Income Before Income Taxes    200        80         262        124
Income Taxes (Note 2)
      Net Income                $200       $80        $262       $124

Net Income Per Share           $0.09     $0.04       $0.12      $0.06

Weighted Number of Shares
& Common Equivalent
Shares Outstanding         2,193,281 2,079,966   2,176,589  2,079,966

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                       (Unaudited)
                                         Nov. 26,  May 28,
                                           1995     1995
Assets
Current Assets
   Cash & Cash Equivalents (Note 3)             $44   $319
   Trade Receivables Less Allowance for
    Doubtful Accounts of $35,000 at
November                                      5,546  5,381
    26, 1995, and $38,000 at May 28,
1995

Inventories:
   Finished Goods                             1,375  1,313
   Work In Process                              417    530
   Raw Material                               4,540  4,158

      Total Inventories                       6,332  6,001

   Other Current Assets (Note 4)                546    485

      Total Current Assets                   12,468 12,186

Other Assets                                    215    241
Equipment and Leasehold Improvements,
at Cost:
   Land                                         816    826
   Building                                     696    732
   Machinery and Equipment                    4,935  4,843
   Office Furniture                             567    554
   E.D.P. Equipment                             961    961
   Leasehold Improvements                       686    687

                                              8,661  8,603

Less Accumulated Depreciation                 5,845  5,601

   Net Equipment and Leasehold
    Improvements                              2,816  3,002

   Total Assets                             $15,499 $15,429

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AULT INCORPORATED & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                         (Unaudited)
                                           Nov. 26, May 28,
                                             1995     1995
Liabilities and Stockholders' Equity:
Current Liabilities:
   Note Payable to Bank                      $4,515  $3,570

   Current Maturities of Long-Term
    Debt (Note 5)                               314     334

   Accounts Payable                           3,599   4,578

   Accrued Expenses:
      Compensation (Note 6)                     657     660
      Other                                     160     102

   Total Current Liabilities                  9,245   9,244

Long-Term Debt, Less Current Maturities
Included Above (Note 5)                       1,041   1,221

Deferred Rent Expense (Note 7)                  180     193

Deferred Compensation (Note 8)                  283     287

Stockholders' Equity:

   Preferred Shares, No Par Value;
Authorized,
    1,000,000 Shares; None Issued.
   Common Shares, No Par Value,
    Authorized: 5,000,000; Shares
    Outstanding:November 26, 1995,
    2,90,226; May 28, 1995;
    2,083,776 Shares                          6,906   6,897
   Deduct Notes Receivable Arising
    From Sale of Common Stock                  (108)   (108)
   Foreign Currency Translation
    Adjustment (Note 9)                        (116)   (111)
   Retained Earnings (Deficit)               (1,932) (2,194)


         Total                                4,750   4,484

Total Liabilities and Stockholders'
Equity                                      $15,499  $15,429

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                             (UNAUDITED)
                                           SIX MONTHS ENDED
                                             Nov. 26,   Nov. 27,
                                               1995       1994
Cash Flows From Operating Activities:
   Net Profit                                     $262       $124
   Adjustments to Reconcile Net Income to
   Net Cash Provided By(Used In)
   Operating Activities:
      Depreciation                                 256        278
      Provision for Doubtful Accounts               (3)
      Provision for Inventory Allowance             32
      Deferred Rent                                (13)        (7)
   Changes in Assets and Liabilities:
   (Increase) Decrease In:
      Trade Receivables                           (162)      (283)
      Inventories                                 (363)      (427)
      Other Current Assets                         (61)       (98)
   Increase (Decrease) In:
      Accounts Payable                            (979)       838
      Accrued Expenses                              51        (30)

      Net Cash Provided By (Used In)
      Operating Activities                        (980)       395

Cash Flows From Investing Activities:
   Purchase of Equipment                           (91)      (131)
   Decrease in Other Assets                         47         77

     Net Cash Used In Investing Activities         (44)       (54)

Cash Flows From Financing Activities:
   Net Borrowings (Payment) on Revolving
   Credit Agreement                                945       (203)
   Proceeds From Issuance of Common Stock            9         35
   Principal Payments on Long-Term
   Borrowings, Including Capital Lease
   Obligations                                    (200)       (71)

      Net Cash Provided By (Used In)
      Financing Activities                         754       (239)

Effect of Foreign Currency Exchange Rate
Changes on Cash                                     (5)       (19)
   Increase (Decrease)in Cash                     (275)        83

Cash: Beginning                                    319        134
      End                                          $44       $217

AULT INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR SECOND QUARTER ENDING NOVEMBER 26, 1995

NOTE 1

In the opinion of management, the accompanying unaudited financial statements contain all adjustments
(which only include normal recurring adjustments) necessary to present fairly Ault Incorporated's consolidated financial position as of November 26,1995, and November 27, 1994, and changes in financial position for the six months then ended. The consolidated financial statements include the operations of the parent company, Ault Incorporated (US operation), and its wholly owned subsidiary, Ault Korea
Corporation.

NOTE 2

No income taxes were accrued for the period. Taxes that were calculated on profits of the US operation were offset by the utilization of tax credit carryforwards. Ault Korea Corporation reported a loss for the period and therefore had no accrued income taxes.

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

NOTE 5

Long-term debt, including current maturities, consists of capitalized lease obligations and a mortgage on the Korean facility. Capitalized leases amounting to $205,000 are due in various monthly installments maturing through fiscal 1998. The mortgage amounts to $1,149,000 at 8.6% rate of interest of which approximately $160,000 of principal and interest is payable every six months through the year 2000.

NOTE 6

Compensation consists principally of amounts accrued for sales representatives' commissions, and provision for employee future paid time off. Sales commissions are accrued for at the time that sales are invoiced, and future paid time off accrued for in accordance with the Company's personnel policy.

NOTE 7

The lease on the Company's Minneapolis plant and office facilities includes scheduled base rent increases over the term of the lease, which runs for ten years. The total amount of the base rent payment is being charged to expenses on the straight-line method over the term of the lease. The difference between the payments and the expense is recorded as deferred rent.

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

ITEM 2

    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION
               AND RESULTS OF OPERATIONS

Results of Operations

Net Sales were $7,711,000 for the second quarter of fiscal 1996, up 31% from $5,899,000 for the second quarter of fiscal 1995. For the six months of fiscal
1996, net sales totaled $14,592,000, an increase of 26% from $11,610,000 for the six months of fiscal 1995.
The improvement in net sales is due principally to three factors. First, the telecommunications/data communications market served by the Company has shown continued strength following its rebound from weak conditions that had prevailed up to late fiscal 1994.
Driven worldwide by leading technologies in communication and transmission and processing of data, it is anticipated that this strong market condition will endure for at least well into fiscal 1997. This enhanced market situation is providing greater opportunities for the Company to sell its products to OEMs manufacturing items such as point of sales equipment, telephones, modems, local area network systems, and cable communications services. Second, several new products that were developed in past quarters, through emphasis on design engineering, are now generating significant bookings and revenues for the Company. The Company's strategies require continued emphasis on the development of products for custom and standard applications that represent significant opportunities. To this end, seven new products were introduced during the first six months of fiscal 1996, of which five were customized for specific applications. The remaining two products were designed for various general applications including applications in the medical market. Lastly, continued empahsis on subcontracting in South East Asian countries, and greater utilization of its Korean facility have enabled the Company to better compete for price sensitive orders and to fulfill the broader needs of its OEM customers. The lower sales for the first six months of fiscal 1995 were due principally to softer but generally improving market conditions prevailing at that time, and the absence of products that would enable the Company to better compete for orders then existing.

The Company's order backog at November 26, 1995, was
$14,257,000, up 42% from $10,041,000 at November 27,
1994. The Company is presently anticipating stronger sales during the third quarter, compared to its quarter just ended, because of the larger order backlog, favorable market condition, and its engineering and manufacturing strategies. Excluding anything unforseen that would impair these supporting conditions, it is also anticipated that sales for the first quarter of fiscal 1996 will improve compared to sales attained in the first quarter of fiscal 1995.

Gross profits for the second quarter of fiscal 1996 were $1,839,000 or 23.8% of net sales compared to $1,404,000, which was also 23.8% of net sales for the second quarter of fiscal 1995. For the six months of fiscal 1996, gross profits were $3,569,000, or 24.5% of net sales, compared to $2,827,000 or 24.4% of net sales for the six months of fiscal 1995. Lower sales of U.S.
manufactured products and greater material cost at the Korean facility are principal factors that prevented further margin improvement. U.S. manufactured products sold in small quantities normally have greater margins.
The Company is reviewing strategies to improve U.S.
manufacturing, and it is anticipated that the Korean material cost problem will be remedied by minor changes in material configuration.

Although products that were manufactured by the Korean subsidiary contributed a very significant portion of total sales, conversion of the Won to U.S. dollars has had no material impact on gross profits because the conversion rates have been relatively stable, and customer orders are subcontracted to the subsidiary in U.S. dollars.

Operating expenses for the second quarter of fiscal
1996 amounted to $1,508,000, or 20% of net sales, compared to $1,229,000 which equaled 21% of net sales for the second quarter of fiscal 1995. For the six months, operating expenses were $2,995,000, or 21% of net sales for fiscal 1996, and $2,516,000, or 22% of net sales for fiscal 1995. The higher expenditures for fiscal 1996 were principally due to greater but proportionate commissions paid on the increased sales, and larger administrative costs associated with foreign business activities.

The company had operating profits of $331,000 and $574,000 for the second quarter and six months respectively, of fiscal 1996, compared to operating profits of $175,000 for the second quarter, and $311,000 for the six months of fiscal 1995.

Non-operating income of $85,000 in fiscal 1996 and $12,000 in fiscal 1995 are principally interest earned on short-term investments and currency exchange rate gains on importation of raw material by the Korean subsidiary. Non-operating expenses of $397,000 in fiscal 1996 and $199,000 in fiscal 1995 are principally interest expense of the Company. Fiscal 1995 payments are interest on bank indebtedness and capital leases.
Fiscal 1996 payments contain approximatly $60,000 of mortgage interest payments on the Korean facility that was purchased late in fiscal 1995. The balance of $337,000 was also principally interest payments on bank indebtedness and capital leases which, compared to fiscal 1995, are higher due to greater borrowings to support revenue growth.

The Company had no accrued income taxes for the periods. Taxes that were caluclated on profits of the US oepration were offset by the application of tax credit carryforwards. Ault Korea Corporation incurred a loss for the period and therefore had no accrued income taxes.

The Company reported net income of $200,000 amounting to per share earnings of $0.09 for the second quarter and $262,000 amounting to per share earnings of $0.12 for the six months of fiscal 1996. In fiscal 1995, the Company had net income of $80,000 or per share earnings of $0.04 for the second quarter, and $124,000 or per share earnings of $0.06 for the six months.

Liquidity and Capital Resources

The Company's strategies for fiscal 1996 require utilization only of its current resources to exploit prevailing market conditions for growth in revenues and to realize other objectives targeted for attainment in fiscal 1996. Principal components of these resources are the Company's credit facilities and its cash flows from operations. Expenditures for investing activities that are commensurate with these strategies are also a compelling factor. At the end of the six months, the Company had cash of $4,000, down from $319,000 at May
28, 1995. The reduction came principally from cash flow activities in operations, investing and financing, and reflected the Company's strategy to maintain bank indebtedness at lowest affordable levels for the resulting savings in interest cost.

In spite of cash provided from profits and related adjustments, operating activities used $980,000 of cash during the six months, principally because of cash used by increased trade receivables and inventories and decreases in trade payables. Net profits, after adjustments for non-cash items, provided $534,000 of cash. Greater provision of cash from profits and adjustments is anticipated for the remaining six months. Growth in trade receivables resulting principally from increased sales during the second quarter used $162,000 of cash. Further increase in sales anticipated during the second half of fiscal 1996 is expected to influence further growth in trade receivables. As a result, no contribution to cash is expected from this source for the balance of fiscal
1996. Growth in inventories, mainly during the second quarter, used $363,000 of cash. Although the Company anticipates greater material needs during the second half, no further growth in inventories that will use any significant cash is anticipated, because the Company does not normally purchase material to stock nor stock finished products. Reduction in trade payables principally at the Company's subsidiary, Ault
Korea, used $979,000 of cash during the six months. A faster turn in payments was seen as a necessary strategy to induce maximum vendor support for the subsidiary's growing manufacturing and material requirements. No further change in vendor payment velocity is seen necessary during the remaining six months. Overall, management anticipates that the net effect on cash flow by these activities in operations for the second half of fiscal 1996 will be positive.

Investing activities, of which the principal source was the purchase of equipment and tooling, used net cash of $44,000 during the six months. Purchase of equipment and tooling used $91,000 of cash. Greater expenditures on these capital assets is anticipated for the remaining six months to support growth in manufacturing. Decrease in other assets provided
$47,000 of cash.

Principal financing activities during the six months were in connection with the credit facilities, exercise of common stock options, and payment of long-term obligations. Payment on long-term borrowings used
$200,000 of cash during the period, of which $63,000 was towards payments on capital leases. A modest increase in lease payments is anticipated for the remaining quarters commensurate with expected new contracts. The balance of $137,000 was for mortgage payments on the Korean facility. See NOTE 5 UNDER
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Exercise of 6,500 shares of common stock options provided $9,000 of cash. Borrowings against the Company's credit facilities amounted to $945,000 during the six months, of which $806,000 was incurred by the Korean subsidiary at its local bank to support the accelerated payments in trade payables, as discussed above. The remaining
$139,000 was incurred by the US operations.

At the end of fiscal 1995, the Company's revolving credit facility with its bank amounted to $4,500,000.
During the second quarter of fiscal 1996, the Company negotiated a new agreement that increased the credit facility to $6,000,000 effective October 1, 1995. At the end of the second quarter, $400,000 of the credit facility was being utilized to provide a standby letter of credit to Korea Exchange Bank in Korea. This letter of credit guarantees payment of domestic letters of credit that are issued by Korea Exchange Bank to material vendors on the subsidiary's behalf, and provides security for overdrafts allowed by that bank on the subsidiary's bank accounts. No claims have been presented against this document. The balance of $5,600,000 provides working capital to the US operation at a rate of interest that is 2.0% above the bank's base rate, down from 4.0% on the old credit facility.
At the end of the second quarter, utilization amounted to $3,709,000, up from $3,570,000 when the fiscal year began. During the second quarter, also, Ault Korea
Corporation completed an agreement with Korea Exchange
Bank wherein that bank allows the subsidiary up to $800,000 of credit to support its working capital.
This credit facility is collateralized by the $400,000 standby letter of credit, mentioned above, and certain types of inventories. At the end of the period, all of the credit facility had been utilized principally for payment to material vendors, as discussed above.

The effect of foreign currency exchange rate changes on the translation of the Korean financial statements from Korean won to US dollars resulted in net asset value decrease of $5,000 during the six months. All of the Company's sales contracts are in US dollars, and therefore, the Company assumes no currency exchange risks on these contracts. Ault Korea, in addition to shipments to the US, sells only in the Korea local market at this time; consequently, the Company assumes no currency exchange risks. Neither Ault Korea nor Ault US currently has any significant amounts of raw material importation that would expose the Company to any significant currency exchange risk. However, management plans to monitor the situation and to take action minimizing currency exchange risks on contracts as appropriate.

The Company's working capital increased during the quarter from $2,942,000 at May 29, 1995, to $3,223,000 at November 26, 1995. Long-term debt, including current maturities decreased from $1,555,000 to $1,355,000 over the same period.

The Company believes that cash flows from anticipated profits and other operating activities together with its two credit facilities will be sufficient to support strategies through fiscal 1996. Additional sources of funds would be needed, however, to pursue any significant business opportunity that represents a change in current strategies.



AULT INCORPORATED

PART II.  OTHER INFORMATION

ITEM 1-3  Not Applicable

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

The Company held its annual meeting of shareholders on September 26, 1995. The Shareholders voted to elect the directors named below to hold office until the next
Annual Meeting of Shareholders or until their successors are elected and qualified. The shareholders present in person or by proxy voted their shares in connection with the election of directors as follows:

                                      Votes
                       Votes For    Withheld

James M. Duddleston    1,718,343           850
Frederick M. Green     1,719,143            50
Delbert W. Johnson     1,718,193         1,000
John G. Kassakian      1,719,193             0
Edward C. Lund         1,718,393           800
Eric G. Mitchell       1,718,193         1,000
Matthew A. Sutton      1,718,189         1,004

ITEM 5    OTHER INFORMATION:  Not Applicable

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Reference   Title of Document        Location
10.5        First Amendment to       Filed herewith at Page
            Agreement on Credit      14
            Facility

            Part 1 Exhibits

11          Computation of Per       Filed herewith at Page
            Share Earnings           21
27          Financial Data           Filed electronically
            Schedule                 at Page

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended November 26, 1995.













                      SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   AULT INCORPORATED
                     (REGISTRANT)

DATED:    1/10/96        /s/ Frederick M. Green
                         Frederick M. Green, President
                         Chief Executive Officer and
                         Chairman




DATED:    1/10/96        /s/ Carlos S. Montague
                         Carlos S. Montague, Vice
President
                         Chief Financial Officer and
                         Controller



Exhibit 10.5

First Amendment to Financing Agreement

This First Amendment to Financing Agreement, dated as of September 30, 1995 ("Amendment"), is made by and between AULT INCORPORATED, a Minnesota Corporation,
(the "Borrower") and REPUBLIC ACCEPTANCE CORPORATION, a
Minnesota corporation ("Republic").

WHEREAS, the Borrower and Republic have entered into a Financing Agreement dated as of April 28, 1995 (the
"Agreement"); and

WHEREAS, the obligations and indebtedness of the Borrower to Republic under the Agreement are secured, inter alia, by a Security Agreement dated as of April
28, 1995 between the Borrower and Republic (the
"Security Agreement") and a Pledge Agreement dated as of April 28, 1995 between the Borrower and Republic
(the "Pledge Agreement"); and

WHEREAS, Republic and the Borrower desire to amend the Agreement, the Security Agreement and the Pledge
Agreement in order to amend certain of the provisions therein, upon the terms and conditions set forth herein,

NOW THEREFORE, in consideration of the premises and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto covenant and agree to be bound as follows:

Section 1. Capitalized Terms. All capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to them in the Agreement.

Section 2.  Amendments.

2.01 Section II(A) of the Agreement is hereby amended to read as follows:

(A) We agree to pay interest on the net balance owed to you at the close of each day at a rate per annum
(computed on the basis of actual number of days elapsed and a year of 360 days) which is equal to a) from the date of this Agreement through September 30, 1995, a rate per annum which is four percent (4%) in excess of the publicly announced reference rate (or other publicly announced prime rate) of interest charged by the Bank, and b) from and after September 30, 1995, a rate per annum which is three percent (3%) in excess of the publicly announced reference rate (or other publicly announced prime rate) of interest charged by the Bank. Such interest will be due and payable to you at the close of each month.

2.02 Section II(C) of the Agreement is hereby amended to read as follows:

We agree that there will be a minimum charge net to you of $10,000 per month until such time that this Agreement is terminated pursuant to Section VIII of this Agreement. In addition, in the event that we give the requisite 30-day written notice of termination of this Agreement pursuant to Section VIII of this Agreement, we will pay to you (I) if the effective date of such termination occurs prior to May 31, 1996, a pre-payment charge in the amount of $180,000; (ii) if the effective date of such termination occurs on or after May 31, 1996 but prior to May 31, 1997, a prepayment charge in the amount of $120,000; and (iii) if the effective date of such termination occurs on or after May 31, 1997 but prior to May 31, 1998, a prepayment charge in the amount of $60,000; provided however that if this Agreement is terminated solely as a result of the refinancing of our obligations hereunder with a First Bank System affiliate, and the payment in full of our obligations hereunder, we will incur no prepayment charge.

2.03 Section II(E) of the Agreement is hereby amended to read as follows:

(E) We further agree to pay you a wire transfer charge of $15.00 per wire transfer with respect to our account.

2.04 Section IV(B) of the Agreement is hereby amended to read as follows:

(B) Until our authority to do so is terminated by written notice from you (which notice you may give at any time), we will at our expense and on your behalf collect as you property and in trust for you all amounts unpaid on accounts, and shall not mingle such collections with our own funds. We shall remit all collections to you in kind, duly endorsed, on the same day if practical, otherwise on the following business day; and you shall credit the same to our account
(subject to final collection thereof) after allowing one day for collection of checks. This provision is subject to your rights under paragraphs 4 and 5 of the Security Agreement of even date herewith.

2.05 Section 7 of the Security Agreement is hereby amended to read as follows:

7. EVENTS OF DEFAULT. Each of the following occurrences shall constitute an event of default under this Agreement (herein called "Event of Default"): (I)
Debtor shall fail to pay any or all of the Obligations when due, on demand or otherwise, or shall fail to observe or perform an covenant or agreement in this Agreement or in any other agreement with the Secured
Party or made to Secured Party in any financial statement or reports submitted to Secured Party by or on behalf of Debtor shall prove materially false or misleading; (iii) Debtor or any guarantor of any Obligation shall (A) fail to conduct its business substantially, as now conducted; (B) or be or become insolvent (however defined); or (C) file or have filed against it, voluntarily or involuntarily, a petition in bankruptcy or for reorganization under the United
States Bankruptcy Code; or (D) initiate or have initiated against it voluntarily or involuntarily, any act, process or proceeding under any bankruptcy or insolvency or receivership law or other statute or law providing for the modification or adjustment of the rights of creditors; (E) if a corporation, partnership or organization, be dissolved or liquidated or, if a partnership, suffer the death of a partner or, if an individual, die; or (iv) Secured Party shall in good faith believe that the prospects of due and punctual payment of any or all of the Obligations is impaired.
THE FOREGOING EVENTS OF DEFAULT AND THE REMEDIES UPON
EVENT OF DEFAULT SET FORTH BELOW IN SECTION 8 ARE IN
ADDITION TO AND SUPPLEMENT THE RIGHTS OF THE SECURED
PARTY UNDER THAT CERTAIN FINANCING AGREEMENT OF EVEN
DATE HEREWITH BETWEEN THE DEBTOR AND THE SECURED PARTY
(THE "FINANCING AGREEMENT"), INCLUDING WITHOUT
LIMITATION THE RIGHT OF THE SECURED PARTY TO DEMAND
PAYMENT OF THE OBLIGATIONS UNDER THE FINANCING
AGREEMENT IN FULL AT ANY TIME IN ITS ABSOLUTE
DISCRETION.  NOTHING SET FORTH IN THIS AGREEMENT
(INCLUDING THE PROVISIONS OF THIS SECTION 7 OF THE
REMEDIES WITH RESPECT THERETO AS SET FORTH IN SECTION
8) SHALL IN ANY WAY LIMIT THE SECURED PARTY'S
DISCRETION TO MAKE OR NOT MAKE LOANS TO THE DEBTOR OR
THE SECURED PARTY'S RIGHT TO DEMAND PAYMENT OF THE
OBLIGATIONS.

2.06 Section 11 of the Pledge Agreement is hereby amended to read as follows:

Section 11.    Default.  Each of the following
occurrences shall constitute an Event of Default under this Agreement: (a) the Pledgor shall fail to observe or perform any covenant or agreement applicable to the Pledgor under this Agreement; or (b) any representation or warranty made by the Pledgor in this Agreement or in any financial statements, reports or certificates heretofore or at any time hereafter submitted by or on behalf of the Pledgor to Republic shall prove to have been false or materially misleading when made; or (c) any Event of Default shall occur and be continuing under (and as more particularly described in) that Security Agreement of even date herewith between the Pledgor and Republic. THE FOREGOING EVENTS OF DEFAULT
AND THE REMEDIES UPON EVENT OF DEFAULT SET FORTH BELOW
IN SECTION 12 ARE IN ADDITION TO AND SUPPLEMENT THE
RIGHTS OF THE REPUBLIC UNDER THAT CERTAIN FINANCING
AGREEMENT OF EVEN DATE HEREWITH BETWEEN THE PLEDGOR AND
THE REPUBLIC (THE "FINANCING AGREEMENT"), INCLUDING
WITHOUT LIMITATION THE RIGHT OF THE REPUBLIC TO DEMAND
PAYMENT OF THE OBLIGATIONS UNDER THE FINANCING
AGREEMENT IN FULL AT ANY TIME IN ITS ABSOLUTE
DISCRETION.  NOTHING SET FORTH IN THIS AGREEMENT
(INCLUDING THE PROVISION OF THIS SECTION 11 OR THE
REMEDIES WITH RESPECT THERETO AS SET FORTH IN SECTION
12) SHALL IN ANY WAY LIMIT REPUBLIC'S DISCRETION TO
MAKE OR NOT MAKE LOANS TO THE PLEDGOR OR REPUBLIC'S
RIGHT TO DEMAND PAYMENT OF THE OBLIGATIONS.

Section 3.     Conditions to Effectiveness of
Amendment. This Amendment shall not become effective until, and shall become effective as the date first written above when, each of the following provisions all have been fulfilled.

3.01 Republic shall have received this Amendment, duly executed by he Borrower;

3.02 Republic shall have received a copy of the resolutions of the Board of Directors of the Borrower ratifying and authorizing the execution, delivery and performance of this Amendment, certified as true and accurate by the Borrower's Secretary or Assistant
Secretary; and

3.03 Republic shall have received such other documents as Republic may reasonably request.

Section 4.     Acknowledgments.  The Borrower
acknowledges and agrees that its obligations to Republic under the Agreement and exist and are owing without offset, defense or counterclaim assertable by the Borrower against Republic. The Borrower further acknowledges and agrees that its obligations to Republic under the Agreement, as amended, constitute
"Obligations" within the meaning of the Security
Agreement and the Pledge Agreement and are secured by the Security Agreement and the Pledge Agreement, each as amended.

Section 5.     Effect of Amendments; Representations
and Warranties; No Waiver. Republic and the Borrower agree that after this Amendment becomes effective, the Agreement, as hereby amended, shall remain in full force and effect. The Borrower warrants and represents that on and as of the date hereof and after giving effect to this Amendment, (I) all of the representations and warranties contained in the Agreement are correct and complete, as of the date hereof, and (ii) there will exist no Event of Default under the Security Agreement or the Pledge Agreement on such date. The Borrower represents and warrants that the Borrower has all power and legal right to authority to enter into this Amendment.

Section 6.  Incorporation of Agreement and Other Loan
Documents by Reference; Ratification of Loan Documents.
Except as expressly modified under this Amendment, all of the terms, conditions, provisions, agreements, requirements, promises, obligations, duties, covenants and representations of the Borrower under the Agreement, the Security Agreement, the Pledge Agreement and any and all other documents and agreements entered into with respect to the obligations under the Agreement (collectively, the "Loan Documents") are incorporated herein by reference and are hereby ratified and affirmed in all respects by the Borrower.
All references in the Agreement to "this Agreement," herein," "hereof," and similar references, and all references in the other Loan Documents to the "Agreement," shall be deemed to refer to the Agreement, as amended by the Amendment.

Section 7.  Merger and Integration, Superseding Effect.
This Amendment, from and after the date hereof, embodies the entire agreement and understanding between the parties hereto.

Section 8. Governing Law. This Amendment is governed by the laws of the State of Minnesota.

IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to Financing Agreement to be executed as of the date and year first above written.

AULT INCORPORATED

/s/  C. S. Montague
Its  Treasurer

REPUBLIC ACCEPTANCE CORPORATION

/s/  Richard Ogle
     Account Executive


PARTICIPATION AGREEMENT

THIS AGREEMENT, made this 30th day of September, 1995 between First Bank National Association (hereafter referred to as "Participant") and Republic Acceptance
Corporation (hereafter called "Republic");

WITNESSETH:

WHEREAS, Republic has made and will continue to make loans and advances to Ault Incorporated (hereafter referred to as "Client") pursuant to a Financing
Agreement dated as of April 28, 1995 by and between the Client and Republic, as amended (the "Financing
Agreement") which Financing Agreement is secured by security interests in and pledges of property of the client pursuant to a security agreement and a pledge agreement each dated April 28, 1995 and subject to other rights created or evidenced by written instruments, all as listed in Exhibit A hereto (copies of all thereof being attached hereto); and

WHEREAS, Republic desires that Participant participates in its present and future investment represented by loans and advances to Client secured as aforesaid, and Participant desires thus to participate.

NOW THEREFORE IT IS MUTUALLY AGREED AS FOLLOWS:

1. Terms used in this agreement are defined as follows:

Total Investment: Aggregate loans and advances by Republic to Client less principal payments received, not to exceed Six Million and No/100 Dollars
($6,000,000) from time to time outstanding.

Ownership Ratio: The ratio of each party's investment to the Total Investment.

Participant's Investment: Total amount disbursed by Participant to Republic hereunder less principal payments received.

Republic's Investment:  Total Investment minus
Participant's Investment.

Participation Formula: Participant's Investment specified in paragraph 2 of this Agreement except that in the event of liquidation the term shall mean the Ownership Ratio at the commencement of the liquidation.

2. Participant's Investment shall be determined as follows: Republic's Investment will be the first Three
Million and No/100 Dollars ($3,000,000) of loans and advances, together with all loans and advances in excess of Four Million Five Hundred Thousand and No/100
Dollars ($4,500,000). Participants Investment will be all amounts of the Total Investment in excess of the first Three Million and No/100 Dollars ($3,000,000) up to a maximum amount of Four Million Five Hundred
Thousand and No/100 Dollars ($4,500,000).

3. Upon execution and this agreement, Participant shall pay to Republic the sum equal to Participant's
Investment.

4. Subsequently, on a weekly basis, Participant will pay to or receive from Republic the sum required to bring Participant's Investment to the amount required by the Participation Formula; provided, that Republic shall not be obligated to pay Participant except by distribution, in accordance with the Ownership Ratio, of principal payments received from or on account of Client. Unless the Client is in the process of liquidation, payments to or by Participant shall not be required in amounts less than $10,000.

5. Republic and Participant shall each own an undivided interest in all outstanding loans made to Client and in all principal payments received on such loans, in the amount of the Ownership Ratio.

6. When Republic and Participant agree that legal action against Client is necessary, Republic shall have the right to employ attorneys and incur liquidation costs consisting of attorney's fees, legal expenses, and such other expenses which in Republic's or take judgment are justified to assure maximum ultimate realization. Participant's share of all losses, including liquidation costs, shall be the percentage represented by its ownership ratio.

7. Republic shall continue to perform the operational functions including the making of loans, credit investigation of the purchasers, handling of collections and maintenance of the required records relating to the loans.

8. All rights, privileges and powers to Republic in the Client's agreements, or in any papers or documents relating thereto, and all rights of recourse to collateral security, shall be for the joint and several benefit of Republic and Participant, to be exercised by Participant, for the benefit of Republic and Participant, until such time as conditions exist which require Republic to join in action with Participant or take action on its own.

9. Either party to this participation agreement may cancel it on thirty days notice. In such event
Participant's Investment will be liquidated in accordance with the method outlined in Paragraph 4 or Republic may pay Participant its Participant's
Investment and accrued charges and end Participant's participation, whichever Republic elects.

10. Participant shall receive or be credited, monthly, from interest collected by Republic on the advances to Client the sum equivalent to simple interest at the rate of one percent (1.00%) in excess of the reference rate of First Bank National Association based on the average daily amount of the Participant's investment.
The balance of such interest shall belong to Republic.
In addition, Republic shall receive all other fees and charges payable by the Client to Republic. In addition, Republic shall receive all other fees and charges payable by the Client to Republic under the Financing Agreement.

11.  For the purpose of fixing the Participation
Formula in case of liquidation, unless otherwise agreed in writing, liquidation shall be deemed to commence at the time Republic gives or receives notice of cancellation of the participation agreement, whichever is earlier.

12. In the event it is determined to liquidate the Total Investment, because of a default by Client or otherwise, all monies thereafter collected on account of the advances shall be applied in the following order:

(a) to out-of-pocket costs and expenses, including attorney's fees, court costs and other liquidation expenses incurred;
(b)  to repayment of the Total Investment; and
(c)  to interest due the respective parties, ratably.

13. Authorized representatives of either Republic or Participant shall have complete access to the other's business records concerning the Client and this participation.

IN WITNESS WHEREOF, the parties hereto have executed this Participation Agreement the day and year first above written.

FIRST BANK NATIONAL ASSOCIATION

/s/  Melody Holland-Rehder
Its  Vice President

REPUBLIC ACCEPTANCE CORPORATION

/s/  Richard Ogle
Its  Account Executive