Form 10-Q
period 1996-02-25
AULT INC
filed 1996-04-10
CIK 723639

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 [ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 25, 1996

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

                              Outstanding at
          Class of Common Stock         February 25, 1996
               No par value        2,096,776 shares


                     Total pages - - - - 22
                Exhibits Index on Page - - - - 12



PART 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AULT INCORPORATES & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Amounts Per Share)

                                        (UNAUDITED)
                           THIRD QUARTER ENDED  NINE MONTHS ENDED
                            FEB. 25  FEB. 26,    FEB. 25    FEB. 26,
                             1996      1995        1996       1995

Net Sales                     $8,972    $7,217     $23,564    $18,827
Cost of Goods Sold             6,913     5,607      17,936     14,390

   Gross Profits               2,059     1,610       5,628      4,437

Operating Expenses
   Marketing                     660       607       1,935      1,660
   Design Engineering            397       330       1,069        892
   General &                     587       477       1,635      1,378
Administrative

                               1,644     1,414       4,639      3,930

      Operating Income           415       196         989        507
(Loss)

Non-Operating Income
(Expense)
   Interest & Other               40                   125         12
Income
   Interest & Other             (185)     (113)       (582)      (312)
Expense

      Income (Loss)              270        83         532        207
Before
        Income Taxes
Income Taxes (Note 2)
      Net Income                $270       $83        $532       $207

Net Income Per Share           $0.12     $0.04       $0.24      $0.10

Weighted Number of Shares
& Common Equivalent
Shares Outstanding         2,287,135 2,092,557   2,213,604  2,078,350

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                       (Unaudited)
                                         Feb. 25,  May 28,
                                           1996     1995

Assets
Current Assets
   Cash & Cash Equivalents (Note 3)            $102    $319
   Trade Receivables Less Allowance for
    Doubtful Accounts of $35,000 at
November                                      6,281   5,381
    26, 1995, and $38,000 at May 28,
1995

Inventories:
   Finished Goods                             1,515   1,313
   Work In Process                              350     530
   Raw Material                               4,595   4,158

      Total Inventories                       6,460   6,001

   Other Current Assets (Note 4)                674     485

      Total Current Assets                   13,517  12,186

Property, Equipment and Leasehold
Improvements, at Cost:
   Land                                         805     826
   Building                                     687     732
   Machinery and Equipment                    4,945   4,843
   Office Furniture                             566     554
   E.D.P. Equipment                             995     961
   Leasehold Improvements                       685     687

                                              8,683   8,603

Less Accumulated Depreciation                 5,958   5,601

   Net Equipment and Leasehold
    Improvements                              2,725   3,002

Patent, Net of Amortization (Note 5)            182

Other Assets                                    203     241

   Total Assets                             $16,627 $15,429

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                         (Unaudited)
                                           Feb. 25,  May 28,
                                             1996     1995

Liabilities and Stockholders' Equity:
Current Liabilities:
   Note Payable to Bank                      $5,145   $3,570

   Current Maturities of Long-Term
    Debt (Note 6)                               379      334

   Accounts Payable                           3,687    4,578

   Accrued Expenses:
      Compensation (Note 7)                     769      660
      Other                                     118      102

   Total Current Liabilities                 10,098    9,244

Long-Term Debt, Less Current Maturities
Included Above (Note 6)                       1,071    1,221

Deferred Rent Expense (Note 8)                  172      193

Deferred Compensation (Note 9)                  289      287

Stockholders' Equity:

   Preferred Shares, No Par Value;
    Authorized,
    1,000,000 Shares; None Issued.
   Common Shares, No Par Value,
    Authorized
    5,000,000 Shares; Shares Outstanding:     6,913    6,897
    February 25, 1996; 2,096,776 Shares;
    May 28, 1995;2,083,776 shares
   Deduct Notes Receivable Arising
    From Sale of Common Stock                  (108)    (108)
   Foreign Currency Translation
    Adjustment (Note 10)                       (146)    (111)
   Retained Earnings (Deficit)               (1,662)  (2,194)

         Total                                4,997    4,484
Total Liabilities and Stockholders'
  Equity                                    $16,627  $15,429

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                 (UNAUDITED)
                                              NINE MONTHS ENDED
                                             Feb. 25,   Feb. 26,
                                               1996       1995

Cash Flows From Operating Activities:
   Net Profit                                     $532       $207
   Adjustments to Reconcile Net Income to
   Net Cash Provided By(Used In)
   Operating Activities:
      Depreciation                                 381        390
      Provision for Doubtful Accounts              (25)
      Provision for Inventory Allowance             49
      Deferred Rent                                (21)       (11)
   Changes in Assets and Liabilities:
   (Increase) Decrease In:
      Trade Receivables                           (875)    (1,461)
      Inventories                                 (508)      (706)
      Other Current Assets                        (189)      (246)
   Increase (Decrease) In:
      Accounts Payable                            (891)     1,333
      Accrued Expenses                             127         21

      Net Cash Used In Operating
      Activities                                 (1,420)     (473)

Cash Flows From Investing Activities:
   Purchase of Equipment                          (153)      (152)
   Decrease (Increase) in Other Assets             (95)        78

     Net Cash Used In Investing Activities        (248)       (74)

Cash Flows From Financing Activities:
   Net Borrowings on Revolving
   Credit Agreement                              1,575        749
   Proceeds From Issuance of Common Stock           16         35
   Principal Payments on Long-Term
   Borrowings, Including Capital Lease
   Obligations                                    (105)       (23)

      Net Cash Provided By Financing
      Activities                                 1,486        761

Effect of Foreign Currency Exchange Rate
Changes on Cash                                    (35)       (56)
   Increase (Decrease)in Cash                     (217)       158

Cash: Beginning                                    319        134
      End                                         $102       $292

AULT INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THIRD QUARTER ENDING FEBRUARY 25, 1996

NOTE 1

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which only included normal recurring adjustments) necessary to present fairly Ault Incorporated's consolidated financial position as of February 25, 1996, and February 26, 1995, and changes in financial position for the nine months then ended. The consolidated financial statements include the operations of the parent company, Ault Incorporated (US operation), and its wholly owned subsidiary, Ault Korea Corporation.

NOTE 2

No income taxes were accrued for the period. Taxes that were calculated on profits of the US Operation were offset by the utilization of tax credit carryforwards. Ault Korea Corporation reported a loss for the nine months and therefore had no accrued income taxes.

NOTE 3

For the purpose of reporting cash and cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 4

Other current assets for both periods are principally customs duty and value-added taxes, and certain deferred expenses that are related to, and will be absorbed against revenue during the fourth quarter of fiscal 1996. The customs duty and value-added taxes are paid by Ault Korea Corporation to the Korean authority on products that are manufactured for exportation. These payments are refundable when the subsidiary submits to the Korean Government the appropriate claim and proof of exportation.

NOTE 5

The patent cost, which currently has no amortization charged against it, represents in its entirety, the contract price of US Patent #5,303,137,1 acquired by the Company from a source external to and independent of the Company. The power conversion technology represented by the patent will allow the Company to generate significant revenues over the next five years into fiscal year 2002. For amortization purposes, the patent has been assigned a life of four years beginning in fiscal 1997.

NOTE 6

Long-term debt, including current maturities, consists of capitalized lease obligations and a mortgage on the Korean facility. Capitalized leases amounting to $316,000 are due in various monthly installments maturing through fiscal year 2000. The mortgage amounts to $1,134,000 at 8.6% rate of interest, of which approximately $160,000 of principal and interest is payable every six months beginning in March, 1996, through the year 2000.

NOTE 7

Compensation consists principally of amounts accrued for sales representatives' commissions, and provision for employee future paid time off. Sales commissions are accrued for at the time that sales are invoiced and future paid time off accrued for in accordance with the Company's personnel policy.

NOTE 8

The lease on the Company's Minneapolis plant and office facilities includes scheduled base rent increases over the term of the lease, which runs for ten years. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The difference between the payments and the expense is recorded as deferred rent.

NOTE 9

Deferred compensation is a provision of Ault Korea Corporation, in accordance with a requirement by the Korean Authority, for the compensation of each current employee when his/her employment with the subsidiary terminates.

NOTE 10

The Korean Won is considered the functional currency of the Korean subsidiary. Accordingly, the effect of translating the subsidiary's statements into US dollars is recorded as a separate component of shareholders' equity.

ITEM 2

    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Net sales were $8,972,000 for the third quarter of fiscal 1996, up 24% from $7,217,000 for the third quarter of fiscal 1995. For the nine months of fiscal 1996, net sales were $23,564,000, an increase of 25% from $18,827,000 for the nine months of fiscal 1995. The improvemen is due principally to three factors:
(1) Driven worldwide by leading technologies in communication, transmission and processing of data, tele-communications/ data-communications, principal market served by the Company, and the personal computer market have continued to show strong activity. Anticipated to continue at least well into fiscal 1997, this favorable market environment is providing enhanced opportunities for sale to OEMs manufacturing items such as point of sales equipment, telephones, modems, local area network systems, and cable communication services. (2) Several recently developed products reflecting greater emphasis on design engineering are generating significant bookings and revenues for the Company. The Company designs products at its Minneapolis facility, at its Korean subsidiary, Ault Korea Corporation, and under subcontract arrangements in South East Asian countries, including China. Ault Korea also designs products for direct sale in its local area market where there are growing opportunities for additional revenues. The Company's strategies require continued emphasis on the development of products for custom and standard applications that represent significant revenue opportunities. (3) Subcontracting arrangements and greater utilization of the Korean facility are enabling the Company to better compete for price sensitive orders and to fulfill the broader product needs of its OEM customers. Compared to fiscal 1995, the greater sales in fiscal 1996 are due to more favorable market conditions and success of the Company's design and manufacturing strategies.

Order backlog at February 25, 1996, amounted to $14,507,000, up 23% from $11,776,000 at February 26, 1995. The order backlog, and anticipated future orders are bases for the Company to believe that its performance in the last quarter of fiscal 1996 should compare favorably with performance for the quarter just ended.

Gross profit for the third quarter of fiscal 1996 was $2,059,000 or 22.9% of net sales, compared to $1,610,000, which equaled 22.3% of net sales for the third quarter of fiscal 1995. For the nine months of fiscal 1996, gross profit was $5,607,000, or 23.9% of net sales, compared to $4,437,000, or 23.6% of net sales for the nine months of fiscal 1995. The modest improvement in margin is due to the larger sales which afforded more efficient utilization of fixed costs. The lack of success so far in efforts to increase demand for higher cost products that are manufactured in the US is a principal factor that currently impedes further margin improvement. Certain products being introduced to customers are anticipated to bring modest improvement in gross margin.

Although products that were manufactured by the Korean subsidiary contributed a significant portion of total sales, conversion of the Won to US dollars has had no material impact on gross profit because the conversion rates have been relatively stable.

Operating expenses for the third quarter of fiscal 1996 amounted to $1,644,000 or 18% of net sales compared to $1,414,000, which equaled 20% of net sales for the third quarter of fiscal 1995. For the nine months, operating expenses were $4,639,000, or 20% of net sales for fiscal 1996, and $3,930,000, or 21% of net sales for fiscal 1995. The higher expenditures for fiscal 1996 are due to the greater but proportionate commissions paid on the increased sales, and increased engineering and administrative costs due, respectively, to greater agency fees to certify new product, and larger administrative costs associated with foreign business activities.

The Company had operating profit of $415,000 and $989,000 for the third quarter and nine months, respectively, of fiscal 1996, compared to $196,000 for the third quarter and $507,000 for the nine months of fiscal 1995.

Non-operating income of $125,000 in fiscal 1996, and $12,000 in fiscal 1995 are principally interest earned on short-term investments and currency exchange rates gains on importation of raw materials by the Korean subsidiary. Non-operating expenses of $582,000 for fiscal 1996, and $207,000 for fiscal 1995 are principally interest expenses of the Company. Fiscal 1995 payments are on bank indebtedness and capital leases. Fiscal 1996 payments contain approximately $85,000 of mortgage interest on the Korean facility that was purchased late in fiscal 1995. The balance of $447,000 was also principally interest payments on bank indebtedness and capital leases, which, compared to fiscal 1995, are higher due to greater borrowings to support revenue growth.

The Company has no accrued income taxes for the periods. Taxes that were calculated on profit of the US operation were offset by the application of tax credit carryforwards. Ault Korea
Corporation incurred a loss for the periods, and, therefore, had no income taxes.

The Company reported net income of $270,000, amounting to per share earnings of $0.12 for the third quarter, and $532,000, or per share earnings of $0.24 for the nine months of fiscal 1996. In fiscal 1995, the Company had net income of $83,000, or per share earnings of $0.04 for the third quarter, and $207,000, equaling $0.10 for the nine months.

Liquidity and Capital Resources

The Company's fiscal 1996 strategies for customer service and a positive growth rate, were to utilize its resources to exploit the opportunities seen in growing, favorable market conditions. Principal among these resources were its bank credit facility and working capital derivable from operations cash flows. Both of these resources however would require careful management for the desired results. Expenditures for investing activities that are commensurate with these resources were also seen as a critical element. At the end of the nine months, the Company had cash of $102,000, down from $319,000 when the year began through cash flow activities in operations, investing, and financing. In the interest of reduced borrowing costs, however, the Company, normally does not retain significant amounts of cash. Cash flows from operations used $1,420,000, comprised of net profits and related adjustments, and activities in trade receivables, inventories and other current assets, and payables and accrued expenses. Net profit and related activities provided $916,000 of cash of which $532,000 came from net profit. The balance of $384,000 came principally from reserves for depreciation of capital assets taken during the period. Profits and adjustments are anticipated to contribute additional cash during the next quarter. Trade receivables used $875,000 of cash resulting mainly from increased shipments during the third quarter. Strong shipments are anticipated during the last quarter, but any additional use of cash is not expected to be significant because of expected levels of collections. Increase in inventories used $508,000 of cash principally because of purchases to support the large order backlog, and commitments by the Company to carry additional inventories for the unscheduled requirements of certain customers. Any further growth in inventories for the balance of the fiscal year is expected to be minimal, and, therefore, no material change in cash flows is expected from it. Amounting to cash use of $189,000, and principally for refundable payments and deferred costs, (see NOTE 4, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS), other current assets are anticipated to decrease and contribute to cash flows mainly through charges against revenue during the fourth quarter. Trade payables and accrued expenses together used $764,000 of cash, which was predominantly by the Korean subsidiary to bring indebtedness to material vendors on a more current basis. No further change in vendor payments that would use any significant amounts of cash is anticipated in the fourth quarter.

Investing activities, principal of which were purchase of manufacturing equipment and tooling and a patent on engineering designs used $248,000 of cash. Purchase of equipment and tooling used $153,000 of cash. Further acquisitions during the fourth quarter are not expected to use any significant amounts of cash. No further expenditures on patent, which used $182,000 of cash, is being planned; (See NOTE 5, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). Reduction in other assets during the period contributed $87,000 to cash flows.

Principal financing activities during the nine months were in connection with the Company's credit facilities, exercise of common stock options, and activities on long-term obligations. Activities on long-term obligations, which were related to mortgage payment and capital leases used $105,000 of cash. Mortgage payments on the Ault Korea facility used $124,000 of cash, while net effect of lease payments and new lease contracts provided $19,000 of cash. See NOTE 6, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Net effect of new lease contracts and payments during the fourth quarter is expected to be also minimal. Exercise of common stock options yielded $16,000 of cash during the nine months. Borrowings against the Company's credit facilities provided $1,575,000 of cash during the period, of which $859,000 was incurred by the Korean subsidiary at its local bank. The remaining $716,000 was incurred by the US operations.

At the end of fiscal 1995, the Company had a revolving credit facility amounting to $4,500,000; all of which were at its US bank. During the second quarter of fiscal 1996, the Company negotiated a new agreement that increased the credit facility to $6,000,000 effective October 1, 1995. At February 26, 1996, $400,000 of the credit facility was being utilized to provide a standby letter of credit to Korea Exchange Bank in Korea. This letter of credit guarantees to the bank that the domestic letters of credit it issues to local vendors on the subsidiary's behalf, and overdraft services to the subsidiary would be paid to the extent of the document's value. No claims have been presented against it. The balance of $5,600,000 provides working capital to the US operations at a rate of interest that is 2% above the bank's base rate, down from 4% on the old credit facility. At February 25, 1996, utilization amounted to $4,286,000, up from $3,570,000 when the fiscal year began. During the second quarter, also, Ault Korea Corporation completed an agreement with Korea Exchange Bank wherein, collateralized by inventories and the standby letter of credit, that bank allows the subsidiary up to $800,000 of credit to support its working capital needs. At the end of the period, all of the credit facility had been utilized principally for payments to material vendors, as discussed under trade payables.

The effect of foreign currency exchange rate changes on the translation of the Korean financial statements from Korean won to US dollars resulted in net asset value decrease of $35,000 during the nine months. All of the Company's sales contracts are in US dollars, and therefore, the Company assumes no currency exchange risks on these contracts. Ault Korea, in addition to shipments to the US, sells only in its local market at this time; consequently, the Company assumes no currency exchange risks. Neither Ault Korea Corporation nor the US operation currently has any significant amounts of raw material importation that would expose the Company to any significant currency exchange risk. However, management plans to monitor the situation, and to, at the appropriate time, take proper actions to minimize risks.

Signifying improving ability to meet current obligations, the Company's working capital increased during the quarter from $2,942,000 at May 29, 1995, to $3,419,000 at February 25, 1996.
Long-term debt, including current maturities, decreased from $1,555,000 to $1,450,000 over the same period.

The Company believes that cash flows from anticipated profit and other operating activities together with its two credit facilities will be sufficient to support strategies into fiscal 1997. Additional sources of funds would be needed, however, to pursue any significant business opportunity that represents a change in current strategies.




AULT INCORPORATED

PART II.  OTHER INFORMATION

ITEM 1 - 5     Not Applicable

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibit Index

Reference Title of Document                  Location

          Part 1 Exhibits

11        Computation of Per Share Earnings  Filed herewith at
          Page 19

27        Financial Data Schedule            Filed electronically

(b)       Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended February 25, 1996.












                           SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        AULT INCORPORATED
                          (REGISTRANT)

DATED:    4/10/96        /s/ Frederick M. Green
                         Frederick M. Green, President
                         Chief Executive Officer and
                         Chairman




DATED:    4/10/96        /s/ Carlos S. Montague
                         Carlos S. Montague, Vice President
                         Chief Financial Officer and
                         Controller