Form 10-K
period 1996-06-02
AULT INC
filed 1996-09-03
CIK 723639

47



                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.   20549

                                 FORM 10-K

(Mark One)
[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED JUNE 2, 1996


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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,904,008 based upon the ending price of the Company's common stock on the national over-the-counter market NASDAQ Small-Cap Issues on July 30, 1996, multiplied by the number of outstanding shares of the Company held by persons other than officers, directors and 10% or more shareholders referred to in the "Security Ownership of Principal Shareholders and Management" table referred to under Item 12 herein.

On August 10, 1996, there were outstanding 2,128,776 shares of the Registrant's common stock.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held on October 1, 1996 is incorporated by reference into Part III of this Form 10-K.

The Form 10-K consists of 49 pages.  The Exhibit Index is located on page
39.



                             AULT INCORPORATED

                                 FORM 10-K
                  FOR THE FISCAL YEAR ENDED JUNE 2, 1996

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

(c)     Narrative Description of the Business

Ault's power conversion products are used to adapt AC wall current to provide a source of power at various levels up to 90 watts for a wide variety of electronic equipment. Most of the Company's products are located outside the equipment they power as wall plug-in or as in-line components and are generally referred to as external power conversion products. A small portion of the Company's products are located inside the equipment they power, when this feature is required by OEM customers, and are generally know as internal power conversion devices. External power conversion products, in contrast to more widely used internal power conversion devices, enable designers of electronic equipment to remove heat and hazardous voltages from the end product thereby allowing the end product to function more safely and effectively. Also, by removing the power conversion feature from inside the end product, the OEM is afforded greater flexibility in designing and styling. These advantages have particular application in the Company's target markets where advances in semiconductor technology have reduced power requirements of many items of equipment to levels supplied by the Company's products, where rapid growth and strong competition have resulted in competitive pressure to bring new products to market quickly, and where there is increasing emphasis on smaller and portable products that perform increasingly sophisticated functions. Ault's business strategy is to offer OEMs in these markets an expanding line of high quality power conversion products and devices, related design engineering and flexible customer services.

(1)  Products

   The Company's product line includes transformers, power supplies, and battery chargers. In fiscal 1994, 1995 and 1996 sales of transformers represented, respectively, 42%, 42% and 37% of net sales and sales of power supplies represented, respectively, 51%, 50% and 56% of net sales. In fiscal 1994, 1995 and 1996 battery chargers represented, respectively, 7%, 8% and 7% of net sales.

   Ault's standard line of external transformers are primarily of the wall plug-in type. These transformers are utilized primarily in applications where the OEM wishes to remove hazardous voltages and heat from the end product. The products reduce AC voltage from approximately 120 volts (230 volts in some countries) down to lower voltages that range from 5 to 40 volts AC.

   The Company's power supplies provide the entire power conversion system for electronic equipment manufactured by OEMs. These products contain a transformer, which reduces the voltage level and other components, which convert alternating electrical current supplied by electric utilities to direct current and, in the case of regulated power supplies, maintain the voltage output so that it remains within specified voltage tolerances despite fluctuations in the input AC voltage.

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

   Ault manufactures linear power supplies that provide up to 10 watts of regulated power and 70 watts of unregulated power. In addition, the Company manufactures a family of 18 watt hybrid power supplies which combine linear and switching technology to produce an amount of regulated power in a unit which is only somewhat larger than a switching power supply of similar power output, but costs somewhat less. The Company manufactures switching regulated power supplies that produce up to 90 watts of power. Among the switching power supplies manufactured by the Company is a family of universal input switching regulated power supplies that are designed to generate output power from any input power source ranging from 90 to 270 volts. This family of power supplies is, therefore, adaptable to OEM needs in virtually any country for powering high volume products such as local area networks, high end printers and fiber optic links. Equally adaptable is the Company's universal input switching regulated power supply designed for medical markets and which performs within the standards of UL544, CSA125, IEC601 and FCC Class B emission requirements, (See Safety Standards below). The Company recently acquired patented high density switching power supply technology which provides substantially greater power output in the same physical dimensions and weight of current switching power supplies of similar power rating. This new technology will enable offering of products up to 100 watts.

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

   The Company does not generally manufacture internal power conversion devices, which comprise a substantially larger portion of the power conversion market. Currently, it does so only where it is in the interest of enhancing partnership relations with significant customers. The internal power supply market represents an enormous opportunity for the Company whose strategies are to eventually establish its position as an efficient, low-cost producer of technologically advanced internal power conversion devices, in addition to current external power conversion products.

(2)     Markets and Marketing

   The Company directs its marketing efforts primarily to four segments of the electronics industry: data communications, telecommunications, portable medical equipment and microcomputers and related peripherals.

   In fiscal 1996 sales to OEMs of data communications equipment represented approximately 30% of net sales. At the present time Ault's products are principally being used in this market to power a number of low to medium speed modems and multiplexers (equipment which enables the simultaneous transmission of multiple channels of information over the same telephone line).

   In fiscal 1996 approximately 20% of the Company's net sales were to OEMs of microcomputers, related peripherals (such as digitizers, printers, plotters, portable terminals, point-of-sale scanners and optical character readers), networking hardware and other data processing equipment.

   Sales in fiscal 1996 to OEMs of telecommunications equipment were approximately 30% of net sales. At the present time the Company's products are principally used in this market for charging batteries of cellular telephones, to power network termination equipment (devices which interface between the telephone network and the customer's PBX or other telephone system), line conditioning equipment (devices which prepare telephone lines for the transmission of computer generated data), and various items of equipment ancillary to business telephones, including speaker phones, automatic dialers and alpha-numeric displays.

   Approximately 15% of net sales in fiscal 1996 were to OEMs of portable medical equipment such as infusion pumps, patient monitoring systems, sudden infant death syndrome monitors, and portable terminals for patient history input.

   The remaining 5% of the Company's sales in fiscal 1996 were divided among OEMs serving a number of markets, including security systems, industrial equipment, radio and television transmitting devices and consumer/hobby items.

   The Company markets its products through a nationwide network of 20 manufacturer representative and distributor organizations, employing an aggregate of approximately 115 salespersons. These sales persons are technically assisted by the Company's application engineers and other sales administration staff. The major marketing activity of the Company is focused on OEMs in the U.S. and Canada although some of these OEMs sell their products in Europe and have expanded their manufacturing offshore. These factors have enabled the Company to further internationalize its market.

   The Company's European market strategy is to establish sales in certain markets through a network of distributors with products and promotional methods tailored for these markets. In European markets, power conversion products must operate under lower power frequency and higher voltage conditions, and must meet other agency certification requirements that are not customary in U.S. markets. Ault's activities in Europe thus far have seen only minimum success.

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


(3)     Product Development and Engineering

   The Company's design engineering teams at its US and Korean facilities are responsible for developing new power conversion products and improving existing products based upon the needs of customers as determined through joint collaboration between the customer and the Company. The Company also designs standard products for use by medical and non-medical customers with emphasis on smaller packaging, greater power density and competitive pricing. The Company designed and introduced 13 and 16 new products in fiscal 1995 and fiscal 1996, respectively and has several new products in various stages of development for future introductions. Strong efforts are also being directed toward development of products tailored to the needs of European markets and to designs of low cost AC to AC transformers and AC
   to DC linear power supplies for foreign manufacture.   Product
   development activities resulted in expenditures of approximately $935,000, $1,269,000 and $1,575,000 in fiscal 1994, 1995 and 1996, respectively. Through increased emphasis on new product development the Company expects to increase penetration of the markets it currently serves, and to pursue new opportunities in the field of power conversion.

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

   The Company also competes with the various manufacturers of external power conversion products. The external power conversion products industry is highly fragmented with manufacturers generally focusing their marketing on specific segments of the electronics industry. The Company has experienced strong competition from foreign manufacturers who are able to produce their external products at lower cost. Many of these competitors have a smaller presence in the external power conversion market than the Company, although several are engaged in more than one business and have greater overall resources. The Company has concentrated its marketing on OEMs stressing flexible, reliable partnerships and its high quality products for commercial and professional applications. The presence of Ault Korea, a wholly-owned subsidiary, and expanding subcontract arrangements with manufacturers in Southeast Asia have enabled the Company to successfully reduce foreign price competition. Equipped to manufacture substantially all of the Company's products, Ault Korea Corporation is also responsible for marketing the Company's products in the Asian basin. The subcontract arrangements in Southeast Asia are established to manufacture low cost AC transformers and DC linear power supplies and switching power supplies that the Company sells under the brand name AULTRA to distinguish these products from other products of the Company that are sold under the AULT brand name. Engineering is accomplished through joint collaboration between the Company and the subcontractors.

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

(6)     Significant Customers; Backlog

   The Company sells its products to over 200 customers and it is the Company's objective to maintain a diversified customer base and to avoid, where practicable, dependence upon a single customer or a few customers. In fiscal 1996, one customer accounted for 11% of the Company's net sales.

   The Company manufactures its products on the basis of firm purchase orders, and ships most products within 4 to 10 weeks after receipt of an order. Order backlog at August 12, 1996 was $14,845,000 as compared to $10,359,000 on August 10, 1995.

(7)     Manufacturing and Sources of Supply

   Manufacturing operations consist principally of the assembly of products by installing and wiring electronic components and materials on printed circuit boards to design specifications. Electronic components and raw materials used in the Company's products are generally available from a large number of suppliers although from time to time shortage of particular items are experienced. The Company manufactures certain of its products in Korea under subcontract with its subsidiary, Ault Korea Corporation, which is equipped to manufacture all of the Company's products. The Company also has established subcontract arrangements in China and Thailand for the manufacture of low cost products.

(8)     Warranties

   The Company provides a two-year parts and labor warranty against defects in materials or workmanship on all its products except its AULTRA line which carries a one year warranty. Warranty expenses have not been significant.

(9)     Patents

   The Company holds four patents, but does not generally consider patent protection to be important to its business, although one patent contains features that the Company considers unique and which provides competitive advantages.

(10)    Employees

   As of August 5, 1996, Ault employed full-time approximately 276 persons. Of this number, approximately 206 were engaged in manufacturing (131 in Korea and 75 in Minneapolis), 23 in engineering, and 47 in marketing, general, and administrative positions of which 34 were in Minneapolis, Minnesota and 13 were at the Korean subsidiary.

   None of the Company's employees are represented by a labor organization and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are good.

(11)    Executive Officers of the Registrant
        Certain information with respect to the executive officers of the Company is set forth:

        Name             Age     Position; Former           Officer Since
                                 Employment

        Frederick M.     53      President and Chief        1980
        Green                    Executive Officer and
                                 Director

        Carlos S.        59      Vice President,            1981
        Montague                 Treasurer, Chief
                                 Financial Officer and
                                 Assistant Secretary

        Richard A.       50      Secretary                  1995
        Primuth

        Hokung C. Choi   56      Vice President-Far East    1989
                                 Operations

        Gregory L.       43      Vice President-Marketing   1988
        Harris


 (d)    Financial Information About Foreign and Domestic Operations and
        Export Sales

   Export sales by the U.S. operations in fiscal year 1996 ending June 2 represented 19.4% of the Company's gross sales. All other revenues were derived from domestic sales principally in the U.S. For other financial information about foreign and domestic operations and export sales including the amount of export sales for the last 3 years, refer to Note 9, Operations Information, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

   Management recognizes that there are certain risks involved in the Company's foreign operations, such as political risks that may interrupt the flow of products to customers but believes that any interruption would be only temporary because of the diversity, capability and flexibility of its operations.

ITEM 2. PROPERTIES

The Company's headquarters and US manufacturing facility is located in Brooklyn Park, a suburb of Minneapolis, Minnesota. Approximately 50,000 square feet in size, this facility houses all of the Company's U.S. operations. The lease on this property expires in August 1999.

The Company's subsidiary, Ault Korea Corporation, operates in a 36,000 square foot facility in Suwon City in the province of Kyungki-Do, Korea, which the subsidiary purchased in May 1995. The Company has no other property ownership.

Management considers all of the Company's properties to be well maintained and current manufacturing arrangements including arrangements made in China and Thailand to be adequate for manufacturing requirements.


ITEM 3. LEGAL PROCEEDINGS

No material litigation or other claims are presently pending against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS


(a)   Market Information

     Ault common shares are traded in the national over-the-counter market under the symbol AULT. The following table presents the range of closing bid prices for the Company's common stock as reported by NASDAQ Small Cap Issues for fiscal 1996 and 1995. The bid quotations representing prices in the over-the-counter market between dealers in securities do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

                         Fiscal 1996                        Fiscal 1995

     Quarter  High           Low             High           Low
       1st    $2-7/8          $2-1/8         $1-1/2          $1-1/18
       2nd     3-7/8           2-11/16        2-1/8           1-1/8
       3rd     5               3-3/8          2-5/16          1-5/8
       4th     16-1/2          4-1/2          3-1/8           1-3/4

(b)  Holders

     As of August 5, 1996 there were 236 stockholders of record for the Company's common stock. This number of record stockholders does not include beneficial owners of common stock whose shares are held of record by Depository Trust under the name CEDE & Co.


(c)  Dividends

     Ault has not paid cash dividends on its common shares, and, under present policy of its Board of Directors to retain any earnings for use in the business, does not anticipate paying cash dividends on its common shares in the near future. In addition, the Company's bank line of credit agreement precludes the payment of dividends.


ITEM 6.   SELECTED FINANCIAL DATA

                          June 2,  May 28,   May 29,  May 30,  May 31,
Year Ended                  1996     1995     1994     1993      1992
             (Information in Thousands, except Net Income (Loss) Per Share)

Net Sales                  $33,774  $27,054   $17,975 $21,198   $23,311
Cost of Goods Sold          25,509   20,727    14,238  15,947    17,267

Gross Profit                 8,265    6,327    $3,737  $5,251    $6,044

Operating Expenses:
   Marketing                $2,633   $2,346    $1,878  $2,164    $2,154
   Design Engineering        1,575    1,269       934   1,158     1,050
   General &                 2,491    1,955     1,956   1,946     1,961
Administrative

                            $6,699   $5,570    $4,768  $5,268    $5,165

      Operating Income
      (Loss)                $1,566     $757  ($1,031)   ($17)      $879
Other                           84       22       (1)      18      (29)
Interest Expense             (742)    (446)     (288)   (232)     (204)

   Income (Loss) Before
   Income Taxes               $908      333   (1,320)   (231)       646

   Income Taxes (Note           25       --        --      --        --
4)*

   Net Income (Loss)          $883     $333  ($1,320)  ($231)      $646

   Net Income (Loss) Per
   Share                     $0.40    $0.16   ($0.64) ($0.11)     $0.31


Total Assets               $18,730  $15,429   $10,667 $10,109   $11,074
Property Plant &            $2,849   $3,002    $1,725  $2,082    $2,071
Equipt., Net
Working Capital             $3,754   $2,942    $2,913  $3,831    $3,896
Long Term Notes Payable       $935   $1,221      $233    $354      $166
Stockholders' Equity        $5,571   $4,484    $4,069  $5,439    $5,686

*Refers to notes appearing in Notes to Consolidated Financial Statements under Item 8.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for fiscal 1996 were $33,774,000, up 24,8% from net sales of $27,054,000 in fiscal 1995 and 87.9% from sales of $17,975,000 in fiscal
1994.  The improvement is due principally to three factors:

* First, the global telecommunications/data-communications market, including local and wide area networking has been strong, fueled by advances in technologies and strong domestic and growing foreign economies. These conditions provided enhanced opportunities for sale of the Company's products to OEMs manufacturing items such as telephones, modems, point of sale and industrial measuring equipment.

* Second, the Company's emphasis on teams with strong engineering capabilities and design activities that are driven principally by OEM product application needs resulted in the development of 15 new products during fiscal 1996. In addition to increased sales to existing customers, this enabled the Company to make sales to several new OEM customers who are
  major  participants  in the market served by the  Company.   Several  new
  products, including new generation switching power supplies, with enhanced features that are important to OEMs are in various stages of development for fiscal 1997 and future market introduction.

* Lastly, subcontracting arrangements in China and other areas of South East Asia, and greater utilization of the Korean facility enabled the Company to lower manufacturing costs and, therefore, to better compete for price sensitive orders and to fulfill the broader product needs of its OEM customers.

Compared to fiscal 1996, the lower sales in fiscal 1995 were due to somewhat weaker market conditions. The lower sales in fiscal 1994 were due to the Company's inability to compete where pricing was a predominant issue, as well as to soft market conditions, then existing.

The Company's order backlog at June 2, 1996, was $16,971,000, up from $10,400,000 at May 28, 1995, and $9,600,000 at May 29, 1994.

Gross profit for fiscal 1996 amounted to $8,265,000 or 24.5% of net sales, compared to $6,327,000, which was 23.4% of net sales for fiscal 1995, and $3,737,000 equaling 20.8% of net sales in fiscal 1994. Increased freight cost to expedite material deliveries, and greater material cost, had an adverse impact on gross margin in fiscal 1995. Fiscal 1994 margin was reduced by reserves that were established for excess inventories and because a smaller portion of the lower revenue had come from domestic manufacturing; the greater portion coming from foreign manufacturing sources. Products that are manufactured in the US by the Company generally have had higher margins compared to those manufactured abroad when they have competitive advantages in shorter delivery times and value added features. Fiscal 1996 gross margin benefited from the greater revenue compared to the levels of fixed cost incurred by the Company, although the proportion of revenue from US manufactured products had not increased. The Company anticipates continued modest improvements in gross margin from increased revenue, cost controls, and more products designed for US manufacturing.

Although products that were manufactured by the Korean subsidiary contributed a very significant portion of total sales, conversion of the Won to US dollars has had no significant impact on gross profit because the conversion rates have been relatively stable.

Operating expenses for fiscal 1996 totaled $6,699,000, or 19.8% of net sales, compared to $5,571,000 and $4,768,000, which equaled 20.6% and 26.5% of net sales for each year, respectively. The increased expenditures in fiscal 1996 were principally due to greater but proportionate commissions paid on higher sales, and increased engineering and administrative costs due respectively, to greater agency fees to certify new products and larger administrative costs associated with foreign business activities. The Company also paid performance bonuses equaling two weeks of payroll to all employees in fiscal 1996, compared to one week in fiscal 1995. It is anticipated that all of these expenditures will continue in the future commensurate with levels of business. In fiscal 1994, anticipating declining sales, the Company reduced the number of its indirect employees and had restructured its remaining workforce to reduce costs.

The Company reported operating income of $1,566,000 in fiscal 1996 and $757,000 in fiscal 1995, and an operating loss of $1,031,000 in fiscal 1994.

In fiscal 1996, 1995 and 1994, the Company incurred interest expense of $742,000, $446,000 and $288,000, respectively, increasing each year principally because of greater borrowings to support growth in revenues. Non-operating income of $84,000 in fiscal 1996 and $22,000 in fiscal 1995 came mainly from currency exchange rate gains related to importation of raw material by the Korean subsidiary.

The Company incurred US income taxes of $25,000 in fiscal 1996, due to application of the Alternative Minimum Income Tax. At year end, the Company had $633,000 in tax credits available to reduce future income taxes payable, and $616,000 in net operating loss carryforwards to reduce future taxable income. See Note 4 under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Ault Korea accrued no income taxes in fiscal 1996 because of loss carryforwards that are currently available and applicable through fiscal 1999.

The Company had net income of $883,000, or $0.40 per share for fiscal 1996, and net income of $333,000 in fiscal 1995 amounting to $0.16 per share. In fiscal 1994, the Company had net loss of $1,320,000 or per share loss of $0.64. Because of the strong order backlog, mentioned above, it is anticipated that revenue and net profit for the first quarter of fiscal 1997 will compare very favorably with performance achieved in the first quarter of fiscal 1996. The Company reported revenue of $6,881,000, and net profit of $62,000 for that quarter. Revenue and net profit for all of fiscal 1997 are also anticipated to improve, compared to fiscal 1996, if the Company's strategies for continued new product introductions and competitive pricing through utilization of offshore manufacturing continue to succeed and if current favorable market conditions persist.

Liquidity and Capital Resources

The Company's strategies for customer service and growth in sales and profits in fiscal 1996 were to utilize its cash resources to pursue the opportunities that would be available if the growing favorable market condition continued. Principal among these resources were its bank credit facilities and working capital derivable from operations cash flows. Expenditure for investing activities that were within affordability of these resources were also seen as a critical element. At the end of fiscal 1996, the Company had cash of $412,000, up from $319,000 when the year began, mainly through borrowings under its financing activities to provide the cash used in its operating and investing activities. Operating activities used $1,378,000 of cash which was comprised principally of cash provided by net income and adjustments, trade payable and accrued expenses, and also cash used in inventories and trade receivables. Net income and adjustments provided $1,378,000 of cash, of which net income provided $883,000. Adjustments to net income provided $419,000 of cash of which depreciation, the principal item, provided $509,000. Growth in trade receivables mainly from the strong shipments in the fourth quarter used $2,106,000 of cash. Further use of cash by trade receivables is anticipated in fiscal 1997 because of expected growth in revenues. Increases in inventories used $1,243,000 of cash, principally to maintain certain levels of finished products close to the operations of major customers for quick response to flexible requirements. Provision of this support to customers is a competitive factor in securing certain large orders. The Company is looking at measures that will reduce the levels of products that must be stored to meet the needs of these customers. Trade payables and accrued expenses provided $658,000 of cash of which trade payable provided $152,000. In spite of the increased revenue in fiscal 1996, trade payables grew only nominally because of actions to bring payables of the Korean subsidiary to a more current basis. Accrued expenses including salaries and bonuses, income taxes and commissions to sales representatives provided $506,000 of cash.

Investing activities, which were comprised of purchases of equipment and a US patent used $515,000 of cash. Expenditure on equipment used $356,000 of cash, a modest expenditure in view of the levels of revenue for the fiscal year. Greater levels of expenditures will be required to support anticipated growth in revenues in fiscal 1997. The balance of $159,000 is comprised principally of the cost of a US patent on power supply technology acquired by the Company. The patent enables the Company to accelerate its plan to offer products with enhanced power features.

Financing activities comprised of borrowings under the credit facilities, receipts from the exercise of stock options, and payments on long-term obligations provided $1,959,000 of cash. Activities on long-term obligations which were related to mortgage payments and capital leases used $267,000 of cash. See Note 3 under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Company customarily leases certain portions of its capital asset requirements, and plans to utilize this means of financing in the future. Receipts from the exercise of common stock options amounted to $177,000. At the end of fiscal 1995, the Company had a revolving credit facility at its US bank amounting to $4,500,000. During the second quarter of fiscal 1996, the Company negotiated a new agreement that increased the credit facility to $6,000,000 effective October 1, 1995. At June 2, 1996, $400,000 of the credit facility was being utilized to provide a standby letter of credit to Korea Exchange Bank in Korea. This letter of credit serves as additional collateral to the beneficiary for credits extended to the Korean subsidiary. No claims have been presented against it. The balance of $5,600,000 provides working capital to the US operations at a rate of interest that is 2.0% above the bank's base rate, down from 4.0% on the old credit facility. At June 2, 1996, utilization amounted to $4,350,000, up by $780,000 from $3,570,000 when the year began. Amounts available for borrowing totaled $1,250,000. Negotiations currently in progress are expected to conclude during the first quarter of fiscal 1997 with adjustments requested by the Company including reduction in the rate of interest. In fiscal 1996, Ault Korea Corporation established a $1,500,000 line of credit with Korea Exchange Bank for overdrafts and other purposes. Utilization at June 2, 1996 amounted to $1,268,000.

The effect of currency exchange rate changes on the translation of the Korean financial statements from Korean won to US dollars resulted in net asset value increase of $28,000 for the fiscal year. All of the Company's sales contracts and foreign subcontracts are in US dollars, and therefore, the Company assumes no currency exchange risks. Other foreign contracts are not significant in amounts at this time; therefore, exposure to currency exchange risks is minimal.

The Company's working capital increased to $3,754,000 at June 2, 1997, from $2,942,000 at May 29, 1995. Long-term debt decreased from $1,221,000 to $935,000 during the same period.

The Company believes that cash flows from anticipated profit and other operating activities together with its credit facilities will be adequate to support normal growth in revenues through fiscal 1997. Current market conditions and successful strategies of the Company, however, have presented the opportunities for enhanced service to customers and expansion in revenues and profits, for which current resources would be inadequate. For these reasons, the feasibility of raising the necessary capital through sale of common shares is being evaluated.

Factors Affecting Future Performance

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance. Such forward looking statements are subject to risks and uncertainties, including, but not limited to the overall level of activity in the telecommunications/data communications market, buying patterns of the Company's existing and prospective customers, the impact of new products introduced by competitors, higher than expected expense, related to sales and new marketing initiatives, availability of adequate supplies of raw materials and components, and other risks involving the telecommunications/data communications industry generally.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


(a)     Financial Statements

   Index to Consolidated Financial Statements

                                                                 Page

   *    Independent Auditor's Report                                  14

   *    Consolidated Balance Sheets, June 2, 1996
        and May 28, 1995                                              15

   *    Consolidated Statements of Operations for
        the Years Ended June 2, 1996, May 28, 1995,
        and May 29, 1994                                              17

   *    Consolidated Statements of Stockholders'
        Equity for the Years Ended June 2, 1996,
        May 28, 1995 and May 29, 1994                                 18

   *    Consolidated Statements of Cash Flows
        for the Years Ended June 2, 1996,
        May 28, 1995 and May 29, 1994                                 20

   *    Notes to Consolidated Financial Statements                    22


 (b)  Supplementary Financial Information

   *    Quarterly Financial Data                                      31

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Ault Incorporated and Subsidiary
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Ault Incorporated and Subsidiary as of June 2, 1996, and May 28, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ault Incorporated and Subsidiary as of June 2, 1996, and May 28, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 2, 1996, in conformity with generally accepted accounting principles.


                                        /s/ McGladrey & Pullen, LLP
Minneapolis, Minnesota
July 10, 1996




AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
June 2, 1996 and May 28, 1995

ASSETS (Note 3)                         June 2, 1996  May 28, 1995

Current Assets
   Cash                                      $412,406     $319, 243
   Trade Receivables, less allowance
   for doubtful accounts 1995 $38,000;
   1994 $131,000                            7,335,888     5,380,642
   Inventories (Note 2)                     7,272,794     6,001,464
   Prepaid and other expenses                 460,078       485,200

       Total Current Assets                15,481,166    12,186,549

Other Assets
Other receivable, less allowance of
$65,000 (Note 10)                             196,677       196,677
Patent                                        181,528            --
Other                                          21,709        43,877

                                              399,414       240,554

Property, Equipment and Leasehold
Improvements, at cost (Note 8)
   Land                                       825,809       825,809
   Building                                   735,413       731,956
   Machinery and equipment                  5,112,855     4,843,319
   Office furniture and equipment             593,481       554,130
   Data processing equipment                1,004,749       960,780
   Leasehold improvements                     686,619       686,619

                                            8,958,926     8,602,613

   Less accumulated depreciation            6,109,895     5,600,436

                                            2,849,031     3,002,177

                                          $18,730,111   $15,429,280

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY    June 2, 1996  May 28, 1995
Current Liabilities
   Note payable to bank (Note 3)           $5,617,820   $3,569,613
   Current maturities on long-term debt       387,664      333,731
   Accounts payable                         4,512,539    4,578,468
   Accrued expenses:
      Compensations                           556,448      373,312
      Other                                   627,333      389,496
   Income tax payable (Note 4)                 25,000           --

          Total current liabilities        11,727,104    9,244,620

Long-term Debt, less current maturities
(Note 3)                                      935,064    1,221,196

Deferred Rent Expense (Note 8)                163,972      192,877

Deferred Compensation/Severance               332,716      287,039

Commitments and Contingencies (Notes
5,6, and 8)

Stockholders' Equity (Notes 6 and 7)
   Preferred stock, no par value;
      authorized 1,000,00 shares; none
      issued
   Common stock, no par value;
      authorized 5,000,000 shares;
      issued and outstanding 1995
      2,083,776; 1994 2,062,526 shares      6,966,779    6,897,332
   Deduct notes receivable arising from
      the sale common stock                        --     (107,813)
   Foreign currency translation
      adjustment                              (83,928)    (111,686)
   Accumulated deficit                     (1,311,596)  (2,194,285)

                                            5,571,255    4,483,548

                                          $18,730,111  $15,429,280



AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 2, 1996, May 28, 1995, and May 29, 1994

                       June 2,1996  May 28,1995   May 29,1994

Net sales              $33,773,875  $27,054,421    $17,974,661
Cost of goods sold      25,509,262   20,727,224     14,237,723

        Gross profit     8,264,613    6,327,197      3,736,938

Operating expenses:
   Marketing             2,632,857    2,346,459      1,877,777
   Design engineering    1,575,038    1,268,874        934,624
   General and
      administrative     2,491,057    1,955,311      1,955,965

                         6,698,952    5,570,644      4,768,366

       Operating
       income (loss)     1,565,661      756,553     (1,031,428)

Non-operating income
(expense):
   Other                    84,333       22,325           (851)
   Interest expense       (742,305)    (445,611)      (287,563)
   Income (loss)
     before income
     taxes                 907,689      333,267     (1,319,842)

Income taxes (Note 4)       25,000            0              0
        Net income
        (loss)             882,689     $333,267    $(1,319,842)

Net income (loss) per
share                        $0.40        $0.16         $(0.64)

Weighted average
   number of shares
   and common
   equivalent shares
   outstanding           2,223,543    2,105,556      2,062,526


See Notes to Consolidated Financial Statements.



AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 2, 1996, May 28, 1995, and May 29, 1994

                                                      Notes
                                                      Receivable
                                                      From Sale of
                                   Common Stock       Common
                              Shares    Amount        Stock


Balance, May 30, 1993         2,062,526    $6,862,801    $(107,813)
   Net loss                           0             0            0
   Net change in foreign
     currency translation
     adjustment                       0             0            0
Balance, May 29, 1994         2,062,526     6,862,801     (107,813)

   Net income                         0             0            0
   Net change in foreign
     currency translation
     adjustment                       0             0            0

Issuance of 21,250 shares of
  common stock in accordance
  with the stock option plan
  (Note 6)                       21,250        34,531            0

Balance, May 28, 1995         2,083,776    $6,897,332    $(107,813)
   Net income                         0             0            0
   Net change in foreign
    currency translation
    adjustment                        0             0            0
Issuance of 36,000 shares of
  common stock in accordance
  with the stock option plan
  (Note 6)                       36,000        69,447            0
Payment of Notes receivable
  which arose from the sale
  of common stock                     0             0     (107,813)

Balance, June 2, 1996         2,119,776    $6,966,799   $        0

See Notes to Consolidated Financial Statements.

AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
Years Ended June 2, 1996, May 28, 1995, and May 29, 1994

                                            Foreign
                                            Currency
                              Accumulated   Translation
                              Deficit       Adjustment    Total


Balance, May 30, 1993          $(1,207,710)   $(107,806)  $  5,439,472
   Net loss                     (1,319,842)           0     (1,319,842)
   Net change in foreign
     currency translation
     adjustment                          0      (50,254)       (50,254)
Balance, May 29, 1994           (2,527,552)    (158,060)     4,069,376

   Net income                      333,267            0        333,267
   Net change in foreign
     currency translation
     adjustment                          0       46,374         46,374

Issuance of 21,250 shares of
  common stock in accordance
  with the stock option plan
  (Note 6)                               0            0         34,531

Balance, May 28, 1995          $(2,194,285)   $(111,686)    $4,483,548
Net income                         882,689            0        882,689
   Net change in foreign
    currency translation
    adjustment                           0       27,758         27,758
Issuance of 36,000 shares of
  common stock in accordance
  with the stock option plan
  option plan (Note 6)                   0            0         69,447
Payment of notes receivable
  which arose from the sale
  of common stock                                              107,813

Balance, June 2, 1996           $1,311,596     $(83,928)    $5,571,255

See Notes to Consolidated Financial Statements.



AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 2, 1996, May 28, 1995, and May 29, 1994

                                June 2,      May 28,1995   May 29, 1994
                                1996

Cash Flows From Operating
Activities
   Net income (loss)               $882,689     $333,267   $(1,319,842)
   Adjustments to reconcile
    net income (loss) to net
    cash provided by (used
    in) operating activities:
      Depreciation                  509,458      528,109       481,570
      Amortization                    2,363        2,451         1,078
      Provision for doubtful
      accounts                       67,000       10,000        61,000
      Provision for inventory
      allowance                    (130,000)    (272,000)      307,000
      Loss on disposal of
      equipment                           0            0           191
      Deferred rent expense         (28,905)     (15,505)       (3,005)
      Changes in assets and
      liabilities:
           (Increase) decrease
             in:
           Trade receivables     (2,106,114)  (1,652,739)   (1,017,574)
           Inventories           (1,242,606)  (1,123,580)     (375,417)
           Prepaid and other
             expenses                10,511     (156,607)      157,142
          Increase (decrease)
             in:
            Accounts payable        480,653    1,264,569       897,723
            Accrued expenses        480,653      147,251        89,082
               Net cash pro-
               vided by(used
               in)operating
               activities        (1,378,418)    (934,784)     (721,052)

Cash Flows From Investing
Activities
   Proceeds from sale of
     equipment                            0            0         1,114
   Purchase of property and
     equipment                     (356,312)  (1,720,930)     (100,530)
   (Increase) decrease in
     other assets                  (158,573)      40,992         8,122

            Net cash used in
             investing
             activities            (514,885)  (1,679,938)      (91,294)



AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended June 2, 1996, May 28, 1995, and May 29, 1994

                              June 2, 1996  May 28, 1995  May 29, 1994

Cash Flows From Financing
Activities

   Net borrowings (payments)
    on revolving credit
    agreement                     2,048,207     1,589,669     1,048,552
   Proceeds from long-term
    borrowings                            0     1,517,290             0
   Net proceeds from
    issuance of common
    stock                            69,447        34,531             0

Principal payments on long-
   term borrowings,
   including capital
   lease obligations               (266,759)     (387,303)     (130,550)

           Net cash provided
            by (used in)
            financinng
            activities            1,958,708     2,754,187       918,002

Effect of Foreign Currency
  Exchange Rate Changes on
  Cash                               27,758        46,374       (50,254)
     Increase (decrease) in
       cash                          93,163       185,839        55,402

Cash
   Beginning                        319,243       133,404        78,002
   Ending                          $412,406      $319,243      $133,404

Supplemental Disclosures of
Cash Flow Information
   Cash payments for:
      Interest                     $676,810      $414,979      $284,736

Supplemental Schedule of Non-
cash Financing Activities
   Capital lease obligations
      for equipment                $      0       $50,142       $25,672


AULT INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the Company's significant accounting policies follows:

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Ault Incorporated and its wholly-owned subsidiary, Ault Korea Corporation. All significant inter-company transactions have been eliminated. The foreign currency translation adjustment represents the translation into United States dollars of the Company's investment in the net assets of its foreign subsidiary in accordance with the provisions of FASB Statement No. 52.

Cash: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Prepaid and other expenses: Prepaid and other expenses at June 2, 1996, and May 28, 1995, include refundable value added tax and refundable custom duties relating to the Korean operations of approximately $303,000 and $335,000, respectively.

Patent: The patent is stated at cost, will start to be used during fiscal year 1997, and will be amortized using the straight-line method over its economic useful life, which has been estimated to be three years.

Depreciation: It is the Company's policy to include depreciation expense on assets acquired under capital leases with depreciation expense on owned assets. Depreciation is based on the estimated useful lives of the individual assets. The methods and estimated useful lives are as follows:

                           Method                         Years

Building                   Straight-line                     36
Machinery and equipment    Straight-line                   3-10
Office furniture and       Straight-line                   5-10
equipment
Data processing equipment  Double declining balance
                           and straight-line                  5
Leasehold improvements     Straight-line                   5-10

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

Use of estimates in the preparation of financial statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash equivalents:  The carrying amount approximates fair value.

Long-term debt: The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying value of the long-term debt approximates fair value.

Recently issued accounting standards: In October 1995, the FASB issues SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair-value-based method for financial accounting and reporting for stock-based employee compensation plans. However, the new standard allows compensation to continu7e to be measured by using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. SFAS No. 123 is effective in fiscal year 1997. The Company has elected to continue to apply the intrinsic value-based method of accounting for stock options.

Earnings (loss) per share: Earnings (loss) per share have been computed using the weighted average number of common shares and, for the fiscal years ended June 2, 1996, and May 28, 1995, certain dilutive common equivalent shares outstanding. None of the common equivalent shares have been included in the computation for the years ended May 29, 1994, and May 29, 1994, since their inclusion would have an antidilutive effect.

Fiscal year: The Company operates on a 52 to 53 week fiscal year. The fiscal years for the financial statements presented ended June 2, 1996, May 28, 1995, and May 29, 1994.






Note 2.  Inventories

The components of inventory at May 28, 1995, and May 29, 1994, are as follows:

                                           1996         1995

Raw materials                            $4,263,468   $4,158,430
Work in process                             318,711      530,150
Finished goods                            2,690,615    1,312,884

                                         $7,272,794   $6,001,464

The inventory amounts at May 28, 1995, presented net of a $130,000 inventory valuation allowance. There is no valuation allowance at June 2, 1996.

Note 3.  Financing Arrangements and Long-Term Debt

Financing arrangement: At June 2, 1996, the Company had a $6,000,000 revolving line of credit agreement and had approximately $1,234,000 of unused availability under the line. As part of this agreement, $400,000 is available as a standby letter of credit. This $400,000 letter of credit was issued but not drawn upon on June 2, 1996. Interest on advances is payable at 1 to 3 percent over the bank's base rate, which is determined by the amount outstanding under this line, currently 11 percent at June 2, 1996. All advances are due on demand and are secured by all of the Company's assets. In addition, the agreement contains certain reporting and operating covenants, one of which is restriction on payment of dividends. Also, the Company's Korean subsidiary maintains a $1,500,000 facility agreement to cover bank overdrafts, short-term financing, and export financing.

Long-term debt:

                                            1996           1995

9% mortgage payable, due in various
  installments ranging from $39,476 to
  $159,761, including interest to March
  2000, secured by land and building       $1,033,007    $1,236,776
Capitalized lease obligations, due in
  various monthly installments with
  interest ranging from 8.9% to 16.3%,
  to Mach 1998, secured by equipment          149,721       267,784
Other notes payable                                          50,367

Total                                      $1,322,728    $1,554,927

Less current maturities                       387,664       333,731

                                             $935,064    $1,221,196

Approximate maturities of long-term debt for years subsequent to June 2, 1996, are as follows:

1997                                                 $338,000

1998                                                  368,000

1999                                                  264,000

2000                                                  303,000

                                                   $1,323,000

Note 4.  Income Taxes

Pretax income (loss) for domestic and foreign operations was as follows:

                          1996           1995         1994

Domestic                 $891,344       $252,514     $  929,178)
Foreign                    (8,655)        80,753     (  390,664)

Total                    $882,689       $333,267     (1,319,842)

Income tax expense (credits) for the years ended May 28, 1995, May 29, 1994, and May 30, 1993, differs from the expected rate for the following reasons:

                                      1996          1995        1994

Computed expected tax provision
 (benefit):
   Domestic                           $367,000     $101,000  $(315,000)
   Foreign                                  --        7,000    (82,000)
   State                                 6,000        6,000    (40,000)
Generation (utilization) of net
operating loss carryforwards
   Domestic                           (348,000)    (107,000)    355,000
   Foreign                                  --       (7,000)
Effect of Korean tax holiday                                     82,000
status

                                       $25,000  $      --    $      --

Net deferred taxes consist of the following components as of June 2, 1996, and May 28, 1995:

                                          1996       1995

Deferred tax assets:
   Tax credit carryforwards              $633,000   $660,000
   Loss carryforwards                     161,000    407,000
   Allowance for doubtful accounts         46,000     41,000
   Inventory allowances                    23,000     43,000
   Accrued vacation                        30,000     27,000
   Accrued warranty                        31,000     27,000
   Equipment and leasehold
   improvements                           118,000    117,000

                                        1,042,000  1,322,000

Less valuation allowance                1,042,000  1,322,000

Deferred tax liabilities:
   Equipment and leasehold
   improvements
                                             $ -        $ -

During the years ended June 2, 1996, and May 28, 1995, the Company recorded a valuation allowance of $1,042,000 and $1,322,000, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income.

At June 2, 1996, the Company had net operating loss carryforwards to reduce future taxable income in the United States and Korea of approximately $190,000 and 426,000, respectively. The Company also has tax credit carryforwards of approximately $663,000 available to offset against future income taxes in the United States for income tax purposes. The net operating loss and tax credit carryforwards expire in varying amounts as follows for income tax reporting purposes:

                                  Net Operating Loss  Tax Credits

1997                                         $              27,000
1998                                                        78,000
1999                                          426,000      234,000
2000                                                        52,000
2001                                                        22,000
2004                                                        14,000
2005                                                        42,000
2006                                                        40,000
2007                                                        35,000
2008                                                        31,000
2009                                          187,000       13,000
2010                                            3,000       41,000
2011                                                         4,000

                                             $616,000     $663,000

Note 5.  Employee Benefit Plans

Pension Plan: The Company has a pension plan covering substantially all U.S. employees. The Company is required to match 25 percent of the employees' first 6 percent of contributions and may make additional contributions to the plan to the extent authorized by the Board of Directors. The contribution amount charged to operating expenses in the years ended June 2, 1996, May 28, 1995, and May 29, 1994, approximated $38,000, $33,000 and $32,000, respectively.

Stock Purchase Plan: On March 10, 1996, the Company established a stock purchase plan in which up to 600,000 shares of common stock may be purchased by employees. The purchase price is equal to the lesser of 85 percent of the fair market value of the shares on the date the Phase commences or 85 percent of the fair market value of the shares on the termination date of the Phase. Each Phase is one year and the commencement date of Phase I was March 18, 1996. Shares may be purchased in March 1997, the end of Phase I, for employees currently participating; therefore, no shares have been purchased under this plan during the fiscal year ended June 2, 1996.

Note 6. Stock Option Plan

The Company has a Stock Option Plan which provides up to 500,000 shares to be designated as either non-qualified or incentive options at the discretion of the Board of Directors. The plan provides for annual grants of options to officers, other key employees and non-employee directors.

The following is a summary of the options granted, expired, and outstanding:

                                    Number        Option Price
                                      of
                                    Shares     Per Share      Total

Outstanding at May 30, 1993         268,650    $1.375-3.50   $  592,656
   Expired                          (59,400)    1.375-3.50     (137,106)

Outstanding at May 29, 1994         209,250     1.625-3.50      455,550
   Granted                           81,000          1.188       96,188
   Exercised                        (21,250)         1.625      (34,531)
   Expired                           (5,750)    1.188-3.50      (12,500)

Outstanding at May 28, 1995         263,250     1.188-3.50      504,707
   Granted                          100,000          2.313      231,300
   Exercised                        (36,000)    1.188-2.75      (69,447)

Outstanding at June 2, 1996         327,250    $1.188-3.50     $666,560


All of the options above are non-qualified. At June 2, 1996, options to purchase 211,550 shares of common stock were exercisable under the plan. The Company has available 46,950 shares for future option grants.

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

During the fiscal year ended June 2, 1996, the Company adopted a shareholders' rights plan. Under this plan, a Class A, Junior Participating Preferred Stock with no par value was created. In addition, a dividend of one Right was declared for each share of common stock at an exercise price of $36 per Right and a redemption price of $0.001 per Right. Each Right is equal to a right to purchase one one-hundredth of a share of the Class A, Junior Participating Preferred Stock. 50,000 shares of preferred stock are reserved for the exercise of the Rights. No Rights were exercised during the year ended June 2, 1996.



Note 8.  Commitments and Contingencies

Capital leases: The Company is leasing certain equipment under capital leases. The cost and accumulated depreciation of assets acquired under capital leases at June 2, 1996 and May 28, 1995, are as follows:

                                             1996           1995

Cost                                          $684,114       $684,114
Accumulated depreciation                       461,136        338,618

                                              $222,978       $345,496

The future minimum lease payments under capital leases and the aggregate present value of the net minimum lease payments at June 2, 1996, are as follows:

1997                                                 $485,706
1998                                                  436,778
1999                                                  308,564
2000                                                  319,996

Total minimum lease payments                        1,551,064

Less amount representing interest                     228,336

                                                   $1,322,728

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

Approximate minimum annual rental commitments at June 2, 1996, are as follows:

                                                  Amount

1997                                                 $288,000
1998                                                  275,000
1999                                                  263,000
2000                                                   70,000
2001                                                    2,000

                                                     $898,000

Total rental expense for the years ended June 2,1996, May 28, 1995, and May 29, 1994, was approximately $385,000, $428,000, and $372,000, respectively.

Note 9. Operations Information

Foreign manufacturing is done by the Korean subsidiary and certain nonaffiliated companies in China and Thailand. All United States manufacturing is done by Ault Incorporated. A summary of the Company's manufacturing operations by geographic area is presented below:

                                      1996         1995         1994

United States:
   Customer sales                  $33,359,291  $26,785,479  $17,699,823
   Sales to subsidiary

   Total                           $33,359,291  $26,785,479  $17,699,823

   Operating profit (loss)          $1,560,693  $   710,964    $(700,168)
   Total assets                     14,414,074   11,823,983    8,917,705
   Capital expenditures                194,129      144,894       94,583
   Depreciation and amortization       314,810      359,280      330,450

Korea:
   Customer sales                     $414,584  $   268,942     $274,838
   Sales to parent                  10,496,364    8,751,528    5,237,870

   Total                           $10,910,948  $ 9,020,470  $ 5,512,708

   Operating profit (loss)             $62,970  $    90,209    $(361,329)
   Total assets                      6,505,582    6,198,105    3,118,965
   Capital expenditures                162,183    1,626,273       36,079
   Depreciation and amortization       197,011      171,280      152,158
Adjustments and eliminations:
   Intercompany sales               10,496,364    8,751,528    5,237,870
   Operating profit (loss)                         ( 44,620)      30,069
   Total assets                     (2,186,545)  (2,592,808)  (1,369,980)
Consolidated:
   Sales                            33,773,875   27,054,421   17,974,661
   Operating profit (loss)           1,565,661      756,553   (1,031,428)
   Total assets                     18,730,111   15,429,280   10,666,690
   Capital expenditures                356,312    1,771,167      130,662
   Depreciation and amortization       511,821      530,560      482,608

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.

Export sales: The Company also had foreign export sales amounting to 20.17, 16.7, and 14.7 percent of total sales for the years ended June 2, 1996, May 28, 1995, and May 29, 1994, respectively.

The sales were made principally to the following locations:

                                       1996      1995      1994

Canada                                 8.9%      6.5%      9.6%
Elsewhere                             10.5%     10.2%      5.1%
                                      19.4%     16.7%     14.7%

Other foreign production: In addition to the manufacturing done by the Korean subsidiary, the Company also purchased finished assemblies from certain manufacturers in China and Thailand in amounts approximating $9,941,000, $5,314,000 and $1,335,000 for the years ended June 2, 1996, May
28, 1995, and May 29, 1994, respectively.

Note 10.  Other Receivable

At June 2, 1996, and May 28, 1995, the Company has a receivable in the amount of $196,677, net of a $65,000 allowance, due from a customer for whom payment is delinquent. The Company has filed suit, and in the opinion of management and the Company's legal counsel, the risk of an unfavorable outcome is minimal. The receivable has been classified as a long-term asset since the Company is uncertain as to when the receivable will be collected.

Note 11.     Major Customer

The Company has a major customer which accounted for more than 10 percent of net sales during the year ended June 2, 1996, as follows:

   Sales Percentage                        Accounts Receivable
1996   1995    1994                  1996      1995

11.0%  8.8%    9.4%                  14.8%     10.1%







ITEM 8(b).   SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA
(Unaudited)
(Amounts in Thousands, Except Per Share Data)

                                      Fiscal Quarters
1996                          1st         2nd       3rd     4th

Net Sales                         $6,881    $7,711   $8,972  $10,210
Gross Profit                      $1,730    $1,839   $2,059   $2,637
Income (Loss) Before Income          $62      $200     $270     $376
Taxes
Net Income (Loss)                    $62      $200     $270     $351
Earnings (Loss) Per Share          $0.03     $0.09    $0.12    $0.16

1995

Net Sales                         $5,711    $5,899   $7,217   $8,227
Gross Profit                      $1,423    $1,404   $1,610   $1,890
Income (Loss) Before Income          $44       $80      $83     $126
Taxes
Net Income (Loss)                    $44       $80      $83     $126
Earnings (Loss) Per Share          $0.02     $0.04    $0.04    $0.06




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.


                                 PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 405 under Regulation S-K with respect to the Company's executive officers is contained under Item 1(c), Narrative Description of The Business-Executive Officers of the Registrant. The information required by this item with respect to directors will be presented under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting to be held on October 1, 1996, and is expressly incorporated herein by reference. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days from the end of the Company's 1996 fiscal year.


ITEM 11.     EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K, to the extent applicable, will be set forth under the caption "Executive Compensation and Other Information" and under "General" in the Company's definitive proxy materials for its October 1, 1996 Annual Meeting to be filed within 120 days from the end of the Company's fiscal year 1996 which information is expressly incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The information called for by Item 403 under Regulation S-K, to the extent applicable, will be set forth under the caption "Security Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for its October 1, 1996 Annual Meeting to be filed within 120 days from the end of the Company's fiscal year 1996, which information is expressly incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Not Applicable.





                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                 Page

      Independent Auditor's Report

      Consolidated Financial Statements:

         -  Balance Sheets, June 2, 1996 and May 28, 1995          15

         -  Consolidated Statements of Operations for the
         Years Ended June 2, 1996, May 28, 1995, and May 29,       17
            1994

         -  Consolidated Statements of Stockholders' Equity
         for the Years Ended June 2, 1996, May 28, 1995,
         May 29, 1994                                              18

         -  Consolidated Statements of Cash Flows for the
         Years Ended June 2, 1996, May 28, 1995, and May 29,       20
            1994

         -  Notes to Consolidated Financial Statements             22

   (2) The following financial statement schedule for the years ended June 2, 1996, May 28, 1995 and May 29,
         1994 is submitted herewith following the signature page of this report:

         -  Independent Auditor's Report on the Schedule           36

         -  Schedule II - Valuation and Qualifying Accounts        37

        All other Schedules are omitted because they are not applicable of the required information is shown in the financial statements or notes thereto.

   (3)  Exhibits                                                   39

        (a) The Exhibits required to be filed with this report or incorporated by referrence aare listed in the Exhibit Index which follows the Financial Statement Schedules.

        (b)  Reports on Form 8-K During 3 Months Ended June 2,
             1996:

             None.


                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ault Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED

/s/Frederick M. Green                                       August 22, 1996
Frederick M. Green
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                     Title                     Date
/s/Frederick M. Green         President, Chief          August 22, 1996
Frederick M. Green            Executive Officer
                              and Director

/s/Carlos S. Montague         Vice President,           August 22, 1996
Carlos S. Montague            Treasurer, Chief
                              Financial Officer,
                              Assistant Secretary
                              and Controller*


/s/Matthew A. Sutton          Director                  August 22, 1996
Matthew A. Sutton

/s/Eric G. Mitchell, Jr.      Director                  August 22, 1996
Eric G. Mitchell, Jr.

/s/Delbert W. Johnson         Director                  August 22, 1996
Delbert W. Johnson

/s/John G. Kassakian          Director                  August 22, 1996
John G. Kassakian

/s/Edward  C. Lund            Director                  August 22, 1996
Edward C. Lund

/s/James M. Duddleston        Director                  August 22, 1996
James M. Duddleston

          *Principal Financial Officer and Principal Accounting Officer













    *******************************************************************




                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549


                                 FORM 10-K



               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                    OF


                             AULT INCORPORATED

                                    FOR

                          YEAR ENDED JUNE 2, 1996





    *******************************************************************



                       FINANCIAL STATEMENT SCHEDULES


    *******************************************************************




INDEPENDENT AUDITORS REPORT
ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
Ault Incorporated and Subsidiary
Minneapolis, Minnesota


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                 McGLADREY & PULLEN,LLP


                                 /s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
June 10, 1996



                                                         SCHEDULE II

AULT INCORPORATED AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS
Years Ended May 29, 1995, May 29, 1994, and May 30, 1993

                           Balance    Charged
                              at      to Costs                Balance
                          Beginning     and                  at End of
                          of Period   Expenses  Deductions    Period
Year Ended June 2, 1996

   Allowance for
   doubtful accounts        $103,000    $67,000 (a) $54,000   $116,000
   Reserve for
   warranties                 66,000    101,000      90,000     77,000
   Allowance for
   inventory valuation
   in excess of net
   realizable value          130,000   (130,000)         --         --

Year Ended May 28, 1995

   Allowance for
   doubtful accounts        $131,000     $6,000     $34,000   $103,000
   Reserve for
   warranties                 69,000     49,000      52,000     66,000
   Allowance for
   inventory valuation
   in excess of net
   realizable value          402,000  (272,000)           0    130,000

Year Ended May 29, 1994

   Allowance for
   doubtful accounts        $160,000    $61,000 (a) $90,000   $131,000
   Reserve for
   warranties                 68,000     37,000      36,000     69,000
   Allowance for
   inventory valuation
   in excess of net
   realizable value          106,000    307,000      11,000    402,000

(a)Represents charge-off of accounts receivable, net of recoveries.











                    SECURITIES AND EXCHANGE COMMISSION


                         Washington, D. C.   20549


                                 FORM 10-K



               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                    OF


                             AULT INCORPORATED

                                    FOR

                          YEAR ENDED JUNE 2, 1996




    *******************************************************************


                                 EXHIBITS


    *******************************************************************






                             AULT INCORPORATED

                             EXHIBIT INDEX TO
                 FORM 10-K FOR THE YEAR ENDED JUNE 2, 1996

Required Regulation S-K
Exhibit Items

SK         Title of
Reference  Document          Location
3(a)       Restated          Filed as Exhibit 3(a) to Form 10-
           Articles of       K for fiscal 1988 and
           Incorporation,    incorporated herein by reference
           as amended.

3(b)       Bylaws, as        Filed as Exhibit 3(b) to
           amended..         Registration Statement No. 2-
                             85224 and incorporated herein by
                             reference.

4.1        Rights Agreement  Filed electronically on Form 8-K
                             for March 1996 and herein
                             incorporated by reference.

10.1       Management        Filed as Exhibit 10(b) to
           Incentive         Registration Statement No.2-85224
           Compensation      and incorporated herein by
           Plan              reference.

10.2       1986 Employee     Filed as Exhibit 10(c) to Form 10-
           Stock Option      K for fiscal 1987 and
           Plan              incorporated herein by reference.

10.3       Ten Year          Filed as Exhibit 10(e) to Form 10-
           Building Lease    K for fiscal 1989 and
           Contract          incorporated herein by reference.

10.4       Financing         Filed as Exhibit 10(f) to Form 10-
           Agreement on      K for fiscal 1995 and
           Credit Facility   incorporated herein by reference.

10.5       First and Second  Filed electronically at page 40
           Amendments to     as Exhibit 10(g)
           Financing
           Agreement on
           Credit Facility

10.6       Employee Stock    Filed electronically Commission
           Purchase Plan     File #333-4609 and herein
                             incorporated by reference.

21         Subsidiary of     Filed as Exhibit 22 to Form 10-K
           Registrant        for fiscal 1995 and incorporated
                             herein by reference.

23         Consent of        Filed herewith at Page 48.
           Independent
           Auditors

27         Financial Data    Filed electronically at Page 49.
           Schedule

Pursuant to provisions of Item 601(b)(A)(iii)(a) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt of the Company are not being filed and in lieu thereof, Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

FIRST AMENDMENT TO
FINANCING AGREEMENT

     This First Amendment to Financing Agreement, dated as of September 30, 1995 ("Amendment"), is made by and between AULT INCORPORATED, a Minnesota corporation (the "Borrower") and REPUBLIC ACCEPTANCE CORPORATION, a Minnesota corporation ("Republic").

     WHEREAS, the Borrower and Republic have entered into a Financing Agreement dated as of April 28, 1995 (the "Agreement"); and

     WHEREAS, the obligations and indebtedness of the Borrower to Republic under the Agreement are secured, inter alia, by a Security Agreement dated as of April 28, 1995 between the Borrower and Republic (the "Security Agreement") and a Pledge Agreement dated as of April 28, 1995, between the Borrower and Republic (the "Pledge Agreement"); and

     WHEREAS, Republic and the Borrower desire to amend the Agreement, the Security Agreement, and the Pledge Agreement in order to amend certain of the provisions therein, upon the terms and conditions set forth herein,

     NOW THEREFORE, in consideration of the premises and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto covenant and agree to be bound as follows:

     Section 1.     Capitalized Terms.   All capitalized terms used herein
and not otherwise defined herein shall have the meanings assigned to them in the Agreement.

     Section 2.     Amendments.

          2.01 Section II(A) of the Agreement is hereby amended to read as follows:

               (A) We agree to pay interest on the net balance owed to you at the close of each day at a rate per annum (computed on the basis of actual number of days elapsed and a year of 360 days) which is equal to a) from the date of this Agreement through September 30, 1995, a rate per annum which is four percent (4%) in excess of the publicly announced reference rate (or other publicly announced prime rate) of interest charged by the Bank, and b) from and after September 30, 1995, a rate per annum, which is three percent (3%) in excess of the publicly announced reference rate (or other publicly announced prime rate) of interest charged by the Bank. Such interest will be due and payable to you at the close of each month.

          2.02 Section II(C)of the Agreement is hereby amended to read as follows:

               We agree that there will be a minimum charge net to you of $10,000 per month until such time that this Agreement is terminated pursuant to Section VIII of the Agreement. In addition, in the event that we give the requisite 30-day written notice of termination of this Agreement pursuant to Section VIII of the Agreement, we will pay to you (i) if the effective date of such termination occurs prior to May 31, 1996, a prepayment charge in the amount of $180,000; (ii) if the effective date of such termination occurs on or after May 31, 1996 but prior to May 31, 1997, a prepayment charge in the amount of $120,000;and (iii) if the effective date of such termination occurs on or after May 31, 1997 but prior to May 31, 1998, a prepayment charge in the amount of $60,000; provided however that if this Agreement is terminated solely as a result of the refinancing of our obligations hereunder with a First Bank System affiliate, and the payment in full of our obligations hereunder, we will incur no prepayment charge.

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

          2.05 Section 7 of the Security Agreement is hereby amended to read as follows:

               7. EVENTS OF DEFAULT. Each of the following occurrences shall constitute an event of default under this Agreement (herein called "Event of Default"): (i) Debtor shall fail to pay any or all of the Obligations when due, on demand or otherwise, or shall fail to observe or perform any covenant or agreement in this Agreement or in any other agreement with the Secured Party; (ii) any representation or warranty by Debtor set forth in this Agreement or in any other agreement with the Secured Party or made to Secured Party by or on financial statements or reports submitted to Secured Party by or on behalf of Debtor shall prove materially false or misleading; (iii) Debtor or any guarantor of any Obligation shall (A) fail to conduct its business substantially as now conducted; (B) be or become insolvent (however defined); or (C) file or have filed against it, voluntarily or involuntarily, any act, process or proceeding under any bankruptcy or insolvency or receivership law or other statue or law providing for the modification or adjustment of the rights of creditors; (E) if a corporation, partnership or organization, be dissolved or liquidated or, if a partnership, suffer the death of a partner or, if an individual, die; or (iv) Secured Party shall in good faith believe that the prospects of due and punctual payment of any or all of the Obligations is impaired. THE FOREGOING EVENTS OF DEFAULT AD THE REMEDIES UPON EVENT OF DEFAULT SET FORTH BELOW IN SECTION 8 ARE IN ADDITION TO AND SUPPLEMENT THE RIGHTS OF THE SECURED PARTY UNDER THAT CERTAIN FINANCING AGREEMENT OF EVEN DATE HEREWITH BETWEN THE DEBTOR AND THE SECURED PARTY (THE "FINANCING AGREEMENT"), INCLUDING WITHOUT LIMITATION THE RIGHT OF THE SECURTED PARTY TO DEMAND PAYMENT OF THE OBLIGATIONS UNDER THE FINANCING AGREEMENT IN FULL AT ANY TIME IN ITS ABSOLUTE DISCRETION. NOTHING SET FORT HIN THIS AGREEMENT (INCLUDING THE PROVISIONS OF THIS SECTION 7 OR THE REMEDIES WITH RESPECT THERETO AS SET FORTH IN SECTION 8) SHALL IN ANY WAY LIMITE THE SECURED PARTY'S DISCRETION TO MAKE OR NOT MAKE LOANS TO THE DEBTOR OR THE SECURED PARTY'S RIGHT TO DEMAND PAYMENT OF THE OBLIGATIONS.

          Section 2.06 Section 11 of the Pledge Agreement is hereby amended to read as follows:

               Section 11. Default. Each of the following occurrences shall constitute an Event of Default under this Agreement: (a) the Pledgor shall fail to observe or perform any covenant or agreement applicable to the Pledgor under this Agreement; or (b) any representation or warranty made by the Pledgor in the Agreement or in any financial statements, reports or certificates heretofore or at any time hereafter submitted by or on behalf of the Pledgor to Republic shall prove to have been false or materially misleading when made; or (c) any Event of Default shall occur and be continuing under (and as more particularly described in) that Security Agreement of even date herewith between the Pledgor and Republic. THE FOREGOING EVENTS OF DEFAULT AND THE REMEDIES UPON EVENT OF DEFAULT SET FORTH BELOW IN
          SECTION 12 ARE IN ADDITION TO AND SUPPLEMENT THE RIGHTS OF THE REPUBLIC UNDER THAT CERTAIN FINANCING AGREEMENT OF EVEN DATE HEREWITH BETWEEN THE PLEDGOR AND THE REPUBLIC (THE "FINANCING AGREEMENT"), INCLUDING WITHOUT LIMITATION THE RIGHT OF THE REPUBLIC TO DEMAND PAYMENT OF THE OBLIGATIONS UNDER THE FINANCING AGREEMENT IN FULL AT ANY TIME IN ITS ABSOLUTE DISCRETION.
          NOTHING SET FORTH IN THIS AGREEMENT (INCLUDING THE PROVISIONS OF THIS SECTION 11 OR THE REMEDIES WITH REPSECT THERETO AS SET FORTH IN SECTION 12) SHALL IN ANY WAY LIMIT REPBULIC'S DISCRETION TO MAKE OR NOT MAKE LOANS TO THE PLEDGOR OR REPUBLIC'S RIGHT TO DEMAND PAYMENT OF THE OBLIGATIONS.

     Section 3. Conditions to Effectiveness of Amendment. This Amendment shall not become effective until, and shall become effective as the date first written above when, each of the following provisions shall have been fulfilled:

          3.01 Republic shall have received this Amendment, duly executed by the Borrower;

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

     Section 5. Effect of Amendments; Representations and Warranties; No Waiver. Republic and the Borrower agree that after this Amendment becomes effective, the Agreement, as hereby amended, shall remain in full force and effect. The Borrower warrants and represents that on and as of the date hereof, and contained in the Agreement are correct and complete, as of the date hereof, and (ii) there will exist no Event of Default under the Security Agreement or the Pledge Agreement on such date. The Borrower represents and warrants that the Borrower has all power and legal right and authority to enter into this Amendment.

     Section 6. Incorporation of Agreement and Other Loan Documents by Reference; Ratification of Loan Documents. Except as expressly modified under this Amendment, all terms, conditions, provisions, agreements, requirements, promises, obligations, duties, covenants and representations of the Borrower under the Agreement, the Security Agreement, the Pledge Agreement and any and all other documents and agreements entered into with respect to the obligations under the Agreement (collectively, the "Loan Documents") are incorporated herein by reference and are hereby ratified and affirmed in all respects by the Borrower. All references in the Agreement to "this Agreement," "herein," "hereof," and similar references, and all reference in the other Loan Documents to the "Agreement," shall be deemed to refer to the Agreement, as amended by this Amendment.

     Section 7. Merger and Integration, Superseding Effect. This Amendment from and after the date hereof, embodies the entire agreement and understanding between the parties hereto.

     Section 8. Governing Law. This Amendment is governed by the laws of the State of Minnesota.


     IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to Financing Agreement to be executed as of the date and year first above written.

                         AULT INCORPORATED
                         By /s/Carlos S. Montague
                         Its  Vice President and
                              Chief Financial Officer

                         REPUBLIC ACCEPTANCE CORPORATION
                         By /s/Richard Ogle
                         Its  Account Executive



PARTICIPATION AGREEMENT

     THIS AGREEMENT, mad the 30th day of September, 1995 between First Bank National Association (hereafter referred to as "Participant" and Republic Acceptance Corporation (hereafter called "Republic");

     WITNESSETH:

     WHEREAS, Republic has made and will continue to make loans or advances to Ault Incorporated (hereafter referred to as "Client") pursuant to a Financing Agreement dated as of April 28, 1995 by and between the Client and Republic, as amended (the "Financing Agreement") which Financing Agreement is secured security interests in and pledges of property of the client pursuant to a security agreement and a pledge agreement each dated April 28, 1995 and subject to other rights created or evidenced by written instruments, all as listed in Exhibit A hereto (copies of all thereof being attached hereto); and

     WHEREAS, Republic desires that Participant participates in its present and future investment represented by loans and advances to Client secured as aforesaid, and Participant desires thus to participate.

NOW THEREFORE IT IS MUTUALLY AGREED AS FOLLOWS:

     1.   Terms used in this agreement are defined as follows:

          Total Investment: Aggregate loans and advances by Republic to Client, less principal payments received, not to exceed Six Million and No/100 Dollars ($6,000,000) from time to time outstanding.

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

     2.   Participant's Investment shall be determined as follows:
Republic's Investment will be the first Three Million and No/100 Dollars ($3,000,000) of loans and advances, together with all loans and advances in excess of Four Million Five Hundred Thousand and No/100 Dollars ($4,500,000). Participant's Investment will be all amounts of the Total Investment in excess of the first Three Million and No/100 Dollars ($3,000,000) up to a maximum amount of Four Million Five Hundred Thousand and No/100 Dollars ($4,500,000).

     3. Upon execution of this agreement, Participant shall pay to Republic the sum equal to Participant's Investment.

     4. Subsequently, on a weekly basis, Participant will pay to or receive from Republic the sum required to bring Participant's Investment to the amount required by the Participation Formula; provided, that Republic shall not be obligated to pay Participant except by distribution, in accordance with the Ownership Ration, of principal payments received from or on account of Client. Unless the client is in the process of liquidation, payments to or by Participant shall not be required in amounts less than $10,000.

     5. Republic and Participant shall each own an undivided interest in all outstanding loans made to Client and in all principal payments received on such loans in the amount of the Ownership Ratio.

     6. When Republic and Participant agree that legal action against Client is necessary, Republic shall have the right to employ attorneys and incur liquidation costs consisting of attorneys' fees, legal expenses, and such other expenses which in Republic's judgment are justified to assure maximum ultimate realization. Participant's share of all losses, including liquidation costs, shall be the percentage represented by its ownership ratio.

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

     10. Participant shall receive or be credited, monthly, from interest collected by Republic on the advances to Client the sum equivalent to simple interest at the rate of one percent (1.00%) in excess of the reference rate of First Bank National Association based on the average daily amount of Participant's investment. The balance of such interest shall belong to Republic. In addition, Republic shall receive all other fees and charges payable by the Client to Republic under the Financing Agreement.

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

     12. In the event it is determined to liquidate the Total Investment, because of a default by Client or otherwise, all monies thereafter collected on account of the advances shall be applied in the following order:

     (a) to out of pocket costs and expenses, including attorney's fees, court costs and other liquidation expenses incurred;
     (b)  to repayment of the Total Investment; and
     (c)  to interest due the respective parties, ratably.

     13. Authorized representatives of either Republic or Participant shall have complete access to the other's business records concerning the Client and this participation.

     IN WITNESS WHEREOF, the parties hereto have executed this Participation Agreement the day and year first above written.

                         FIRST BANK NATIONAL ASSOCIATION

                         By   /s/Melody Holland-Rehder
                         Its  Vice President

                         REPUBLIC ACCEPTANCE CORPORATION

                         By   /s/Rich Ogle
                         Its  Account Executive


                            SECOND AMENDMENT TO
                            FINANCING AGREEMENT

This Second Amendment to Financing Agreement, dated as of January _____, 1996 ("Amendment"), is made by and between AULT INCORPORATED, a Minnesota corporation (the "Borrower") and REPUBLIC ACCEPTANCE CORPORATION, a Minnesota corporation ("Republic").

WHEREAS, the Borrower and Republic have entered into a Financing Agreement dated as of April 28, 1995, and as amended by that First Amendment to Financing Agreement dated as of September 30, 1995 (collectively, the "Agreement"); and

WHEREAS, the obligations and indebtedness of the Borrower to Republic under the Agreement are secured, inter alia, by a Security Agreement dated as of April 28, 1995 between the Borrower and Republic (the "Security Agreement") and a Pledge Agreement dated as of April 28, 1995, between the Borrower and Republic (the "Pledge Agreement"); and

WHEREAS, Republic and the Borrower desire to amend the Agreement in order to amend certain of the provisions therein, upon the terms and conditions set forth herein.

NOW THEREFORE, in consideration of the premises and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto covenant and agree to be bound as follows:

     Section 1. Capitalized Terms. All capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to them in the Agreement.

     Section 2.     Amendments.

          2.01 Section I of the Agreement is hereby amended to read as follows:

               At our request, you in your sole discretion may lend to us
          (i) up to eighty percent (80%) of the net amount of accounts which are listed in current schedules provided by us and which are deemed eligible for advances by you, or any greater or lesser percentage at your absolute and sole discretion, not to exceed a maximum amount of $6,000,000 from time to time outstanding ("Eligible Account Advances"); and (ii) up to twenty-five percent (25%) of the net amount of inventory which is listed in monthly inventory certificates provided by us and which is deemed eligible for advances by you, or any greater or lesser percentage at your absolute and sole discretion, not to exceed a maximum amount of $700,000 from time to time outstanding ("Eligible Inventory Advances"); and (iii) up to an aggregate amount of $400,000.00 against a maximum of eighty percent (80%) of the fair market value of our existing equipment, which amount shall be reduced as set forth below (the "Existing Equipment Advance"); and (iv) between December 1, 1995 and May 31, 1996, up to an aggregate amount of $200,000 against a maximum of eighty percent (80%) of the purchase price of our new equipment purchases, as evidenced by our submission to you of the original invoices for such new equipment, which amount shall be reduced as set forth below (the "New Equipment Advances"); provided however, that the maximum aggregate amount of all such advances from time to time outstanding shall not exceed $6,000,000. Loans for additional sums requested by us may be made at your sole discretion based upon your valuation of other collateral or other factors. All borrowings pursuant hereto shall be due on demand. Nothing set forth in this agreement or any other agreement between you and us shall in any way limit your discretion to make or not to make loans to us hereunder or your right to demand payment of our obligations to you hereunder.

               In addition, at our request, and subject to your authorization in your sole discretion, First Bank National Association (the "Bank") may from time to time issue letters of credit for our account (the "Letters of Credit"). Upon the occurrence of any draw under a Letter of Credit that you have in writing guaranteed, you will pay to the Bank 100% of such draw and treat such payment as an advance against Eligible Accounts by you to us hereunder and a reimbursement by us in full of such draw, whether or not you have determined for all other purposes to cease making loans to us hereunder. The amount of any unreimbursed draw and the amount available to be drawn under any Letter of Credit shall both be treated as an outstanding advance against Eligible Accounts hereunder for the purpose of determining the amount which may be advanced under this Section I against Eligible Accounts. We also agree that at any time that the Bank issues a Letter of Credit payable in currency other than U.S. Dollars, the amount of the exposure related to the borrowings under this Agreement connected with such Letter of Credit shall be increased by a percentage to be set by you in your sole discretion unless and until we purchase an appropriate foreign exchange forward contract or otherwise mitigate the foreign exchange risk to your satisfaction.


               Unless demand for payment of the Existing Equipment Advance is sooner made, commencing on December 1, 1995 and continuing on the first (1st) day of each month thereafter until the Existing Equipment Advance is paid in full, the Existing Equipment Advance shall be reduced in equal monthly principal installments based upon a forty-eight (48) month amortization of the Existing Equipment Advance.

               Unless demand for payment of the Initial Overline Advance is sooner made, commencing on December 1, 1995 and continuing on the first (1st) day of each month thereafter until the Initial Overline Advance is paid in full, the Initial Overline Advance shall be reduced in equal monthly principal installments based upon a thirty-six (36) month amortization of the Initial Overline Advance.

               Unless demand for payment of the New Equipment Advances is sooner made, commencing on June 1, 1996 and continuning on the first day of each month thereafter until the New Equipment Advances are paid in full, the New Equipment Advances shall be reduced in equal monthly principal installments based upon a forty-eight (48) month amortization of the outstanding principal amount of the New Equipment Advances as of June 1, 1996.

               You may from time to time furnish to us a statement of our account. Any such statement shall be conclusive on us unless and except as written objections thereto calling your attention to errors are received y you within 30 days after it is mailed or delivered to us.

     Section 3. Conditions to Effectiveness of Amendment. This Amendment shall not become effective until, and shall be come effective as of the date first written above when, each of the following provisions shall have been fulfilled:

          3.01 Republic shall have received this Amendment, duly executed by the Borrower;

          3.02 Republic shall have received a copy of the resolutions of the Board of Directors of the Borrower ratifying and authorizing the execution, delivery and performance of this Amendment, certified as true and accurate by the Borrower's Secretary or Assistant Secretary; and

          3.03 Republic shall have received such other documents as Republic may reasonably request.

     Section 4. Acknowledgments. The Borrower acknowledges and agrees that its obligations to Republic under the Agreement and exist and are owing without offset, defense or counterclaim assertable by the Borrower against Republic. The Borrower further acknowledges and agrees that its obligations to Republic under the Agreement, as amended, constitute "Obligations" within the meaning of the Security Agreement and the Pledge Agreement and are secured by the Security Agreement and the Pledge Agreement.

     Section 5. Effect of Amendments; Representations and Warranties; No Waiver. Republic and the Borrower agree that after this Amendment becomes effective, the Agreement, as hereby amended, shall remain in full force and effect. The Borrower warrants and represents that on and as of the date hereof and after giving effect to this Amendment, (i) all of the representations and warranties contained in the Agreement are correct and complete, as of the date hereof, and (ii) there will exist no Event of Default under the Security Agreement or the Pledge Agreement on such date. The Borrower represents and warrants that the Borrower has all power and legal right and authority to enter into this Amendment.

     Section 6. Incorporation of Agreement and Other Loan Documents by Reference; Ratification of Loan Documents. Except as expressly modified under this Amendment, all of the terms, conditions, provisions, agreements, requirements, promises, obligations, duties, covenants and representations of the Borrower under the Agreement, the Security Agreement, the Pledge Agreement and any and all other documents and agreements entered into with respect to the obligations under the Agreement (collectively, the "Loan Documents") are incorporated herein by reference and are hereby ratified and affirmed in all respects by the Borrower. All references in the Agreement to "this Agreement," "herein," "hereof," and similar references, and all references in the other Loan Documents to the "Agreement," shall be deemed to refer to the Agreement, as amended by the Amendment.

     Section 7. Merger and Integration, Superseding Effect. This Amendment, from and after the date hereof, embodies the entire agreement and understanding between the parties hereto.

     Section 8. Governing Law. This Amendment is governed by the laws of the State of Minnesota.

     IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to Financing Agreement to be executed as of the date and year first above written.

                         AULT INCORPORATED
                         By /s/Carlos S. Montague
                         Its  Vice President and
                              Chief Financial Officer

                         REPUBLIC ACCEPTANCE CORPORATION
                         By /s/Richard Ogle
                         Its  Account Executive