Form 10-Q
period 1996-09-01
AULT INC
filed 1996-10-16
CIK 723639

Draft 2


                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


      [  x ]          QUARTERLY REPORT PURSUANT TO SECTION 13  OR
15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 1, 1996

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

                              Outstanding at
          Class of Common Stock         September 1, 1996
               No par value        2,128,776 shares


                     Total pages - - - - 13
                Exhibits Index on Page - - - - 12



PART 1.   FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(in Thousands, Except Amounts Per Share)

                                          (UNAUDITED)
                                      FIRST QUARTER ENDED

                                  SEPT. 1,    AUGUST 27,
                                   1996          1995

NET SALES                             $8,678      $6,881

COST OF GOODS SOLD                     6,546       5,151

     GROSS PROFIT                      2,132       1,730

OPERATING EXPENSES
   MARKETING                             706         626
   DESIGN ENGINEERING                    369         338
   GENERAL & ADMINISTRATIVE              587         523

                                       1,662       1,487

     OPERATING INCOME                    470         243

NON-OPERATING INCOME (EXPENSE)
   OTHER                                  17          16
   INTEREST EXPENSE                     (186)       (197)

     INCOME BEFORE INCOME TAXES          301          62

INCOME TAXES (NOTE 2)                     74          --

     NET INCOME                         $227         $62

NET INCOME PER SHARE                   $0.10       $0.03

WEIGHTED NUMBER OF SHARES &
COMMON EQUIVALENT SHARES           2,383,774   2,159,896
OUTSTANDING

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



AULT INCORPORATED & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in Thousands)


                                 (UNAUDITED)
                                  SEPT. 1,    JUNE 2,
                                     1996     1996

ASSETS:

CURRENT ASSETS
   CASH (NOTE 3)                        $336       $412

   TRADE RECEIVABLES LESS
ALLOWANCE
   FOR DOUBTFUL ACCOUNTS OF
$70,000                                6,826      7,336
   AT SEPTEMBER 1, 1996, AND
$51,000 AT
   JUNE 2, 1996

   INVENTORIES:
      FINISHED GOODS                   2,971      2,691
      WORK IN PROCESS                    305        319
      RAW MATERIAL                     4,377      4,263

          TOTAL INVENTORIES            7,653      7,273

   PREPAID AND OTHER EXPENSES            517        460
(NOTE 4)

          TOTAL CURRENT ASSETS        15,332     15,481

OTHER ASSETS
   OTHER RECEIVABLES, LESS
ALLOWANCE OF                             197        197
   $65,000 (NOTE 5)
   PATENT (NOTE 6)                       182        182
   OTHER                                   2         21

PROPERTY, EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, AT COST:
   LAND                                  826        826
   BUILDING                              735        735
   MACHINERY AND EQUIPMENT             5,157      5,113
   OFFICE FURNITURE                      608        593
   E.D.P. EQUIPMENT                    1,005      1,005
   LEASEHOLD IMPROVEMENTS                687        687

                                       9,018      8,959

   LESS ACCUMULATED DEPRECIATION       6,223      6,110

      NET EQUIPMENT AND LEASEHOLD
      IMPROVEMENTS                     2,795      2,849

      TOTAL ASSETS                   $18,508    $18,730

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





AULT INCORPORATED & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in Thousands)

                                   (UNAUDITED)
                                    SEPT. 1,   JUNE 2,
                                      1996      1996

LIABILITIES AND STOCKHOLDERS'
EQUITY:

CURRENT LIABILITIES:
   NOTES PAYABLE TO BANK                $6,520   $5,618

   CURRENT MATURITIES OF LONG-TERM
DEBT                                       387      388
   (NOTE 7)

   ACCOUNTS PAYABLE                      3,088    4,513

   ACCRUED EXPENSES:
      COMPENSATION (NOTE 8)                476      556
      OTHER (NOTE 9)                       730      627
   INCOME TAXES PAYABLE (NOTE 2)            73       25

      TOTAL CURRENT LIABILITIES         11,274   11,727

LONG-TERM DEBT, LESS CURRENT
MATURITIES                                 883      935
INCLUDED ABOVE (NOTE 7)

DEFERRED RENT EXPENSE (NOTE 10)            156      164

DEFERRED COMPENSATION (NOTE 11)            330      333

STOCKHOLDERS' EQUITY:

   PREFERRED SHARES, NO PAR VALUE,
    AUTHORIZED, 1,000,000 SHARES;
NONE                                        --       --
    ISSUED
   COMMON SHARES, NO PAR VALUE;
    AUTHORIZED 5,000,000 SHARES;
SHARES
    OUTSTANDING:  SEPTEMBER 1,
1996;
    2,128,776; JUNE 2, 1996;
2,119,776
    SHARES                               6,986    6,967
   FOREIGN CURRENCY TRANSLATION
    ADJUSTMENTS (NOTE 12)                  (37)     (84)
   RETAINED EARNINGS (DEFICIT)           (1,084  (1,312)

          TOTAL                          5,865    5,571

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $18,508  $18,730

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



AULT INCORPORATED & SUBSIDIARY
CONSOLIDATED CASH FLOWS
(in Thousands)

                                         (UNAUDITED)
                                       THREE MONTHS ENDED

                                    SEPTEMBER   AUGUST
                                     1, 1996   27, 1995

CASH FLOWS FROM OPERATING
ACTIVITIES:
   NET INCOME                             $227       $62
   ADJUSTMENTS TO RECONCILE NET
INCOME TO
   NET CASH USED IN OPERATING
ACTIVITIES:
      DEPRECIATION                         113       129
      PROVISION FOR DOUBTFUL                19       (13)
ACCOUNTS
      PROVISION FOR INVENTORY               36        26
ALLOWANCE
      DEFERRED RENT                         (8)       (5)
   CHANGES IN ASSETS AND
LIABILITIES:
   (INCREASE) DECREASE IN:
      TRADE RECEIVABLES                    491       474
      INVENTORIES                         (416)        9
      PREPAID AND OTHER EXPENSES:          (57)      (10)
   (INCREASE) DECREASE IN:
      ACCOUNTS PAYABLE                  (1,424)     (728)
      ACCRUED EXPENSES                      19         9
      INCOME TAX PAYABLE                    49

      NET CASH PROVIDED BY (USED
IN)                                       (951)      (47)
      OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING
ACTIVITIES:
   PURCHASE OF EQUIPMENT                   (59)      (56)
   DECREASE IN OTHER ASSETS                 18        27

      NET CASH USED IN INVESTING
      ACTIVITIES                           (41)      (29)

CASH FLOWS FROM FINANCING
ACTIVITIES:
   NET BORROWINGS ON REVOLVING
CREDIT                                     902       152
   AGREEMENT
   PROCEEDS FROM ISSUANCE OF                19         1
COMMON STOCK
   PRINCIPAL PAYMENTS ON LONG-TERM
   BORROWINGS, INCLUDING CAPITAL
LEASE                                      (52)     (152)
   OBLIGATIONS

      NET CASH PROVIDED BY
FINANCING                                  869         1
      ACTIVITIES

EFFECT OF FOREIGN CURRENCY
EXCHANGE RATE                               47       (15)
CHANGES ON CASH

      DECREASE IN CASH                     (76)      (90)

CASH: BEGINNING                            412       319

      ENDING                              $336      $229

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



AULT INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR FIRST QUARTER ENDING SEPTEMBER 1, 1996


NOTE 1

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly Ault Incorporated's consolidated financial position as of September 1, 1996, and changes in financial position for the three months then ended. The consolidated financial statements include the operations of the parent company, Ault Incorporated (US Operation), and its wholly owned subsidiary, Ault Korea Corporation.

NOTE 2

The Company made an income tax provision of $74,000, applying the Alternative Minimum Tax, for the quarter ending September 1, 1996. At September 1, 1996, the Company had tax credits amounting to $633,000 available for use in the US and net operating loss carryforwards amounting to $426,000 for use in South Korea.

NOTE 3

For the purpose of reporting cash and cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 4

Prepaid and other expenses are principally customs duty and value added taxes, and certain deferred expenses that are related to, and will be absorbed against revenue in future periods of fiscal 1997. The customs duty and value added taxes are paid by Ault Korea Corporation to the Korean authority on products that are manufactured for exportation. These payments are refundable when the subsidiary submits to the South Korean Government the appropriate claim and proof of exportation.

NOTE 5

Other receivable of $197,000, after allowance of $65,000 represents portions of amounts due the Company for trade receivable that was invoiced in fiscal 1991. The customer had terminated his contract with the Company for reasons that were external and unrelated to the Company, and refused to make compensation for cost that the Company had incurred. The matter has been in litigation brought by the Company, the next court hearing scheduled for October, 1996. Management believes that the matter is nearing a conclusion anticipated to be favorable to the Company without any loss in the amounts claimed.
AULT INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR FIRST QUARTER ENDING SEPTEMBER 1, 1996


NOTE 6

The patent cost, which currently has no amortization charged against it, represents the contract price of US Patent #5,303137,1 acquired by the Company from a source external to and independent of the company. The Company believes products using the power conversion technology it represents will generate significant revenues into fiscal 2002. For amortization purposes, the patent has been assigned a life of four years beginning in fiscal 1997.

NOTE 7

Long term debt, including current maturities consists of capitalized lease obligations and a mortgage on the South Korean facility. Capitalized leases amounting to approximately $256,000 are due in various monthly installments maturing through fiscal year 1998. The mortgage, which has a current balance of approximately $1,014,000 at 9.0% rate of interest requires installment payments of about $160,000 in March and September through the year 2000.

NOTE 8

Compensation consists of principally amounts accrued for payment of employees' salaries, vacation and sick leave.

NOTE 9

Accrued expenses, other, are mainly undue amounts for sales representatives' commission and provisions for warranty obligations.

NOTE 10

The lease on the Company's Minneapolis plant and office facilities includes scheduled base rent increases over the term of the lease, which runs for ten years. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. The difference between the payments and the expense is recorded as deferred rent.

NOTE 11

Deferred compensation is a provision of Ault Korea Corporation, in accordance with requirement by the South Korean Authority, for compensation of each current employee when his/her employment with the subsidiary terminates.

NOTE 12

The Korean Won is considered the functional currency of the Korean subsidiary. Accordingly, the effect of translating the subsidiary's statement into US dollars is recorded as a separate component of shareholder's equity.



ITEM 2 -  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND
          RESULTS OF OPERATIONS

Results of Operations

Net sales increased 26.1% in the first quarter of fiscal 1997 to $8,678,000 from $6,881,000 in the first quarter of fiscal 1996. This increase reflects continued strength in the telecommunications and data communications market segments, as well as the success of the Company's strategy to partner with key OEM customers by providing design engineering and other services in development of new products. The increase also reflects significant shipments to new customers, some of which are OEMs which previously had made only modest purchases from the Company. Products introduced within the last two years represented 37% of total sales for the quarter. Order backlog at September 1, 1996 was $15.6 million as compared to order backlog of $10.3 million at August 27, 1995.

Gross profit increased 23.3% in the first quarter of fiscal 1997 to $2,132,000 as compared to $1,730,000 for the same period in fiscal 1996. As a percentage of net sales, gross profit declined from 25.1% in the first quarter of fiscal 1996 to 24.6% in the first quarter of fiscal 1997.

Operating expenses increased 11.8% in the first quarter of fiscal 1997 to $1,662,000 as compared to $1,487,000 in the first quarter of fiscal 1996. The increase is principally due to commissions paid on increased sales. As a percentage of net sales, operating expenses decreased from 21.6% of net sales in the first quarter of fiscal 1996 to 19.2% in the first quarter of fiscal 1997 because the Company was able to support higher sales during the fiscal 1997 quarter at essentially the same level of general and administrative expense.

Non-operating expenses, net declined 4% to $169,000 in the first quarter of fiscal 1997 as compared to $181,000 in the first quarter of fiscal 1996, representing in each quarter primarily interest expense incurred under the Company's lines of credit and the indebtedness incurred to purchase Ault Korea's manufacturing facility in May 1995. In spite of greater average borrowings under the Company's primary line of credit during the first quarter of fiscal 1997, interest expense remained relatively constant because of a reduction in the interest rate from 4% over prime applicable to the first quarter of fiscal 1996 to approximately 2.3% over prime rate applicable to the first quarter of fiscal 1997.

Income Taxes. Although the Company has net operating loss carryforwards and business credits, it established a $74,000 provision for US income taxes for the first quarter of fiscal 1997 due to anticipated application of the Alternative Minimum Income Tax for fiscal 1997. There was no tax provision for the first quarter of fiscal 1996 due to utilization of net operating loss carryforwards.

Net income increased 226.1% in the first quarter of fiscal 1997 to $227,000 as compared to $62,000 in the first quarter of fiscal 1996. The increase in net income is principally due to higher gross profit, but also reflects the containment of operating expenses.


Liquidity and Capital Resources

The Company's principal sources of working capital have been its credit facility with a US bank and cash flows from operations. Since the beginning of fiscal 1995, reflecting improving market conditions and favorable results from the Company's competitive sales and new product development strategies, net sales grew at an annual rate of 37%, creating increased demand for working capital. The Company has relied more heavily on its credit facility as a source of cash as growth in trade receivables and growth in inventories of finished product have increased the use of operating cash flows. The growth in inventories of finished products reflects increasing demands by customers for the Company to maintain specified levels of finished goods inventories to support just-in-time delivery to the customers. These inventories are carried under agreements that do not expose the Company to any material additional operating cost. It is anticipated that the Company will continue to provide this accommodation in response to competitive pressures.

The Company maintains two credit facilities: its primary credit facility with a US bank and a credit facility with a South Korean bank.

The US credit facility totals $6.0 million collateralized by a security interest in all of the Company's US assets. Borrowing is indexed to a certain percentage of trade receivables and other assets. At September 1, 1996, borrowings against the US credit facility amounted to $5.3 million at an average of 2.33% above the bank's prime rate. Effective September 1, 1996, the interest spread has been reduced to .75% above the prime rate. In addition, at September 1, 1996, $400,000 of the credit facility was allocated to a standby letter of credit provided to a South Korean bank as collateral for a credit facility for Ault Korea.

The South Korean bank facility amounts to $1.5 million, of which borrowings by the subsidiary at September 1, 1996 amounted to $1.2 million at a 9.0% rate of interest.

Cash Flows

Operations. Operations used $951,000 of net cash for the quarter ended September 1, 1996, which came from activities that provided
$946,000 of cash and activities that used $1,897,000 of cash.
The activities that provided $902,000 of cash were:

a. Net profit and non cash expenses provided $388,000 of cash of which net profit totaled $227,000. Non cash expenses totaled
$161,000, of which depreciation, the significant item provided
$113,000.

b. Reduction in trade receivable provided $491,000 of cash, principally due to collections that were made on the large sales for the preceding fourth quarter of fiscal 1996.

c. Accrued income taxes of $74,000 for the quarter reduced by payment of amounts due from fiscal 1996 provided $48,000 of cash.

d.   Accrual expenses provided $18,000 of cash.

The activities that used $1,897,000 of cash were:

a. Increases in inventories used $416,000 of cash mainly due to the need to maintain finished goods inventory for certain key customers as discussed above.

b. Reduction in trade payable and accrued payments used $1,424,000 of cash. The reduction occurred because of the greater payment of liabilities that were associated with the fourth quarter higher net sales, compared to the liabilities incurred for the lower net sales in the first quarter of fiscal 1997 and remained unpaid at the end of the quarter.

c.   Increase in prepaid and other expenses used $57,000 of cash.

Investment Activities. Investment activities, principally purchases of equipment used $41,000 of cash. Significantly larger expenditures will be needed to support growth for the remaining quarters of fiscal 1997.

Other Financing Activities. Other financing activities which were principally payments on long-term debt used $52,000 of cash and exercise of common stock options provided $19,000.

Financing activities provided $869,000 in cash. Net borrowings on revolving credit awareness provided $902,000 of cash.

Impact of Recent Accounting Standard Changes

In October, 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair-value-based method for financial accounting and reporting for stock-based employee compensation plans. However, the new standard allows compensation to continue to be measured using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. SFAS No. 123 is effective in fiscal year 1997. The Company has elected to continue to apply the intrinsic value-based method of accounting for stock options.

Impact of Foreign Operations and Currency Changes

Although products that were manufactured by Ault Korea contributed a very significant portion of total sales, conversion of the Won to US dollars had no significant impact on profits because conversion rates were relatively stable. Also, the Company is not exposed to any significant currency exchange risk related to its foreign manufacturing arrangements since all transactions are conducted in US dollars. Other contracts that are in a foreign currency are not significant in amount at this time and therefore exposure to currency exchange risk is minimal.

Current Working Capital and Future Operations

At September 1, 1996, the Company had working capital of $4.1 million, compared to $3.8 million at June 2, 1996. As of September 1, 1996, and June 2, 1996, also, the Company had current ratios (ratio of current assets to current liabilities) of 1.36:1 and 1.32:1, respectively.

The Company has achieved significant growth in sales and profitability over the past nine quarters by employing its current strategies and utilizing only its available sources of working capital as discussed above. The resulting growth in accounts receivables and growth in inventories from enhanced services required by customers, are constraints to the Company's ability to pursue new opportunities and to achieve continued rapid growth rate and greater profitability. For these reasons, the feasibility of raising additional capital is being evaluated.



AULT INCORPORATED

PART II.  OTHER INFORMATION


ITEMS 1-5 Not Applicable

                          EXHIBIT INDEX


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits

          11   Computation of Per Share Earnings filed herewith
at page

          27   Financial Data Schedules filed electronically at
page

          (a)  None

          (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended September 1, 1996.












                           SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        AULT INCORPORATED
                          (REGISTRANT)

DATED:    10/14/96       /s/ Frederick M. Green
                         Frederick M. Green, President
                         Chief Executive Officer and
                         Chairman




DATED:    10/14/96       /s/ Carlos S. Montague
                         Carlos S. Montague, Vice President
                         Chief Financial Officer and
                         Controller
