Form 10-Q
period 1996-12-01
AULT INC
filed 1997-01-17
CIK 723639

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


     [ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 1, 1996

               Commission file number 0-12611

                      AULT INCORPORATED

            MINNESOTA                        41-0842932
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



                                  Outstanding at
          Class of Common Stock         December 1, 1996
                   No par value            2,145,776 shares



                    Total pages - - - -14
              Exhibits Index on Page - - - -13

PART 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

            AULT INCORPORATES & SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME
   (Dollars in Thousands, Except Amounts Per Share)

                                        (UNAUDITED)
                              SECOND QUARTER    SIX MONTHS ENDED
                                  ENDED

                                  Dec. 1    NOV. 26    Dec. 1     NOV. 26
                                  1996       1995       1996       1995


Net Sales                        $9,248       $7,711    $17.926    $14,592
Cost of Goods Sold                6,861        5,872     13,407     11,023

   Gross Profits                  2,387        1,839      4,519      3,569

Operating Expenses
   Marketing                        789          649      1,495      1,275
   Design Engineering               390          334        759        672
   General &                        635          525      1,222      1,048
Administrative

                                  1,814        1,508      3,476      2,995

      Operating Income              573          331      1,043        574

Non-Operating Income
(Expense)
   Interest & Other Income            3           55         20         85
   Interest & Other                (191)         (186)     (377)      (397)
Expense

   Income Before Income
      Taxes                         385          200        686        262

Income Taxes (Note 2)                95           --        169         --

      Net Income                    290         $200       $517       $262

Net Income Per Share              $0.12        $0.09      $0.22      $0.12

Weighted Number of Shares
& Common Equivalent Shares
Outstanding                   2,414,178    2,193,281  2,401,219  2,176,589

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            AULT INCORPORATED & SUBSIDIARY
              CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands)

                                       (Unaudited)
                                 Dec. 1,    June 2,
                                  1996       1996

Assets
Current Assets
   Cash & Cash Equivalents           $431       $412
(Note 3)
   Trade Receivables Less           7,210      7,336
Allowance for
    Doubtful Accounts of
$81,000 at December
    1, 1996 and $51,000 at June
2, 1996

Inventories:
   Finished Goods                    2826       2691
   Work In Process                    341        319
   Raw Material                     4,365      4,263

      Total Inventories             7,532      7,273

   Other Current Assets (Note         753        460
4)

      Total Current Assets         15,926     15,481

Other Assets                          197        197
Other Receivables, Less               182        182
Allowance Of $65,000 (Note 5)
Patent (Note 6)
Other                                   2         21
Equipment and Leasehold
Improvements, at Cost:
   Land                               826        826
   Building                           735        735
   Machinery and Equipment          5,237      5,113
   Office Furniture                   630        593
   E.D.P. Equipment                  1005       1005
   Leasehold Improvements             686        687


                                    9,119      8,959
Less Accumulated Depreciation       6,336      6,110

   Net Equipment and Leasehold      2,783      2,849
Improvements

   Total Assets                   $19,090    $18,730

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            AULT INCORPORATED & SUBSIDIARY
              CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands)

                              (Unaudited)
                                 Dec 1,     June 2,
                                  1996       1996

Liabilities and Stockholders'
Equity:
Current Liabilities:
   Note Payable to Bank            $6,345     $5,618

   Current Maturities of Long-
     Term Debt (Note 7)               399        388

   Accounts Payable                 3,408      4,513

   Accrued Expenses:
      Compensation (Note 8)           466        556
      Other (Note 9)                  841        627
Income Taxes Payable (Note 2)         162         25
   Total Current Liabilities       11,621     11,727

Long-Term Debt, Less Current
Maturities Included Above
<Note 7>                              786        935

Deferred Rent Expense (Note 10)       145        164

Deferred Compensation (Note 11)       330        333

Stockholders' Equity:

   Preferred Shares, No Par
Value; Authorized,
    1,000,000 Shares; None
Issued.
   Common Shares, No Par Value,
Authorized                          7,025      6,967
    5,000,000 Shares; Shares
Outstanding: December 1, 1996;
2,145,776 Shares; June 2,
1996;
    2,119,776 Shares

   Foreign Currency Translation
    Adjustment (Note 12)              (22)       (84)
   Retained Earnings (Deficit)       (795)    (1,312)

         Total                      6,208      5,571

Total Liabilities and             $19,090    $18,730
Stockholders' Equity

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            AULT INCORPORATED & SUBSIDIARY
              CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands)

                                    (UNAUDITED)
                                 SIX MONTH ENDED
                                 Dec. 1,   Nov. 26,
                                  1996       1996
Cash Flows From Operating
Activities:
   Net Income                        $517       $262
   Adjustments to Reconcile Net
Income to Net Cash
 Used In Operating Activities:
      Depreciation                    226        256
      Provision for Doubtful           30        (3)
Accounts
      Provision for Inventory          58         32
Allowance
      Deferred Rent                  (19)       (13)
   Changes in Assets and
Liabilities:
   (Increase) Decrease In:
      Trade Receivables                96      (162)
      Inventories                   (317)      (363)
      Other Current Assets          (293)       (61)
   Increase (Decrease) In:
      Accounts Payable            (1,105)      (979)
      Accrued Expenses                121         51
Income Tax Payable                    137
      Net Cash Used in
Operating                           (549)      (980)
      Activities

Cash Flows From Investing
Activities:
   Purchase of Equipment            (160)       (91)
   Decrease in Other Assets            19         47

     Net Cash Used In Investing     (141)       (44)
Activities

Cash Flows From Financing
Activities:
   Net Borrowings on Revolving
   Credit Agreement                   727        945
   Proceeds From Issuance of           58          9
Common Stock
   Principal Payments on Long-
Term Borrowings,                    (138)      (200)
   Including Capital Lease
Obligations

      Net Cash Provided By
(Used In) Financing                   647        754
      Activities

Effect of Foreign Currency
Exchange Rate                          62        (5)
Changes on Cash
   Increase (Decrease)in Cash          19      (275)

Cash: Beginning                       412        319
      End                            $431        $44

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   AULT INCORPORATED
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR SECOND QUARTER ENDING DECEMBER 1, 1996

NOTE 1:
In   the   opinion  of  management,  the   accompanying
unaudited  financial statements contain all adjustments
(which   only  include  normal  recurring  adjustments)
necessary   to   present  fairly  Ault   Incorporated's
consolidated financial position as of December 1, 1996,
and  changes in financial position for the  six  months
then  ended.   The  consolidated  financial  statements
include  the  operations of the  parent  company,  Ault
Incorporated (US operation), and its wholly owned subsidiary, Ault Korea Corporation.

NOTE 2:
The  Company made income tax provisions of $95,000  and
$169,000  for  the  second  quarter  and  six   months,
respectively,  of fiscal 1996 applying the  Alternative
Minimum  Tax.  At  June 2, 1996  the  Company  had  tax
credits  and net operating loss carryforwards amounting
to  $633,000 and $190,000, respectively, available  for
use   in   US  and  net  operating  loss  carryforwards
amounting to $426,000 for use in South Korea. No income taxes were accrued for the six months of fiscal 1995.

NOTE 3:
For the purpose of reporting cash and cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 4:
Prepaid  and  other  expenses  for  both  periods   are
principally customs duty and value added taxes, and certain deferred expenses that are related to, and will be absorbed against revenue in future periods of fiscal
1997. The customs duty and value added taxes are paid by Ault Korea Corporation to the Korea authority on products that are manufactured for exportation. These payments are refundable when the subsidiary submits to the Korean Government the appropriate claim and proof of exportation.

NOTE 5:
Other  receivable  of  $197,000, net  of  allowance  of
$65,000   and  other  amounts  written  off  represents
portions   of  amounts  due  the  Company   for   trade
receivable  that  was  invoiced in  fiscal  1991.   The
customer had terminated his contract with the company for reasons that were external and unrelated to the Company, and refused to make compensation for cost that the Company had incurred. The matter is in litigation brought by the Company. Court hearings to date on positions taken by the debtor were all determined favorable to the Company's claim. Management believes that the matter is nearing a conclusion that will be in favor of the Company.

NOTE 6:
The  Patent  cost, which currently has no  amortization
charged against it, represents the contract price of US
Patent  #5,303,137,1 acquired by  the  Company  from  a
source external to and independent of the Company.  The
Company   believes  that  products  using   the   power
conversion  technology  it  represents  will   generate
significant   revenues   into   fiscal    2002.     For
amortization purposes, the patent has been assigned a life of four years beginning in fiscal 1997.

NOTE 7:
Long-term  debt, including current maturities  consists
of  capitalized  lease obligations and  a  mortgage  on
South  Korea  facility.  Capitalized  leases  amounting
approximately  $169,000  are  due  in  various  monthly
installments  maturing through fiscal year  1998.   The
mortgage,  which has a current balance of approximately
$1,016,000   at   9.0%   rate  of   interest   requires
installment payments of about $160,000, in March and September through the year 2000.


NOTE 8:
Compensation consists principally of amounts accrued for payment of employees' salaries, vacation and sick leave.

NOTE 9:
Accrued expenses, other, are mainly undue amounts for sales representatives' commission and agency fees, and provisions for future payment of current warranty commitments.

NOTE 10:
The lease on the Company's Minneapolis plant and office
facilities includes schedules base rent increases  over
the  term  of  the lease, which has a duration  of  ten
years.   The total amount of the base rent payments  is
being charged to expense on the straight-line method over the term of the lease. The difference between the payments and the expense is recorded as deferred rent.

NOTE 11:
Deferred  compensation  is  provision  by  Ault   Korea
Corporation, in accordance with requirement by the Korea Authority, for the compensation of each current employee when his/her employment with the subsidiary terminates.

NOTE 12:
The Korean Won is considered the functional currency of the Korean subsidiary. Accordingly, the effect of translating the subsidiary's statements into US dollars is recorded as s separate component of shareholder's equity.

NOTE 13: Subsequent Events
Public  Offering:    On December 12, 1996, the  Company
signed  an  underwriting agreement with  an  investment
banker  to  undertake  a public offering  of  1,600,000
shares  of  common stock at a price to  the  public  of
$6.50   per   share.    The   agreement   includes   an
overallotment  option  to sell  an  additional  240,000
shares  and entitles the underwriters to purchase  from
the  Company  for  $100 warrants for  the  purchase  of
112,000  shares of the Company's common  stock.   These
warrants will expire five years from the effective date of the Registration Statement and are exercisable at 120 percent of the public offering price. The Company plans to use the proceeds from this offering to repay funds advanced under its credit facilities, repayment of long term debt, upgrade manufacturing and management information capabilities and for general corporate purposes, including working capital. See-Liquidity and Capital Resources.

ITEM 2

          MANAGEMENT DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net  sales  increased 19.9% in the  second  quarter  of
fiscal 1997 to $9,248,000 from $7,711,000 in the second
quarter  of fiscal 1996.  For the six months of  fiscal
1997,  net  sales  totaled $17,926,000 representing  an
increase  of   22.8% from net sales of $14,592,000  for
the six months of fiscal 1996.  The increase represents
continued strength in the telecommunications  and  data
communications market segments as well as effectiveness
of   the  Company's  strategy in  partnering  with  OEM
customers      to     provide     power      conversion
products/engineering and other services required in the
development  of  their  new  products.   Orders  booked
(bookings)   during   the  six   months   amounted   to
$15,946,000   and  orders  pending  manufacturing   and
shipment   (order  backlog)  totaled   $14,991,000   at
December  1, 1996, compared to $14,257,000 at  November
26,  1995  and  $16,971,000 at June 2,  1996.   Several
major  OEMs, for whom the Company is exclusive provider
of  products have delayed introduction of new  products
until the first half of 1997.  New orders expected from
these   customers   are  anticipated   to   result   in
significant  improvements in bookings for  the  Company
during  the  remaining six months of  fiscal  1997.  In
December  following close of the quarter,  The  Company
announced   to  its   OEM  customers  and   the   power
conversion market the availability of products from its
patented  high density power supply technology.   Their
competitive features and price are expected to generate
additional orders beginning in the third quarter.   The
Company also announced availability of a line  of   new
low  power  regulated power supplies.   Like  the  high
density product that will enable the Company to service
OEM   equipment  that  require  greater  power,   these
products   provide  telecommunications,  computer   and
industrial OEMs whose products require power conversion
features in the lower end of the power range.   At  the
close  of  the  quarter,  the Company  also  signed  an
agreement   with   Shinko  Shoji,  a   large   Japanese
international   distributor  of  electronic   products.
Under  the  agreement, Shinko Shoji  will  act  as   an
independent  representative  and  distributor  of   the
Company's  products through out the Asian power  supply
market.   With the reputation and experience of  Shinko
Shoji,    this   alliance   represents   an   excellent
opportunity for sale of the Company's products in the Japanese market. Because of these factors, including the Company's continuing emphasis on design engineering services and anticipation that the market for power conversion products will remain strong, the Company believes that its third quarter and second half will result in improvement in customer orders and revenue over the quarters just ended.

Gross  profit increased 29.8% in the second quarter  of
fiscal 1997 to $2,387,000 as compared to $1,839,000 for
the  comparable  period in fiscal 1996.   For  the  six
months,  gross profit increased by 26.6% to  $4,519,000
in  fiscal 1997 from $3,569,000 for fiscal 1996.  As  a
percentage of net sales, gross profit totaled 25.8% and
23.8%  for the second quarter of fiscal 1997 and fiscal
1996,  respectively.  For the six months, gross  profit
amounted to 25.2% in fiscal 1997, compared to 24.5%  in
fiscal 1996.  The improvement in fiscal 1997 is due  to
increased   sales  of   higher margin  switching  power
supplies and a more favorable application of fixed costs resulting from the larger net sales.

Operating  expenses  increased  20.3%  in  the   second
quarter of fiscal 1997 to $1,814,000 from $1,508,000 in
fiscal  1996, and increased by 16.0% to $3,476,000  for
the  six months of fiscal 1997 from $2,995,000 for  the
six  months  of  fiscal  1996.   The  increase  is  due
principally    to    commissions    paid    to    sales
representatives  on the additional sales  and  expenses
associated  with  improving  the  Company's  management
information   system,  and  its  foreign  manufacturing
administration and sales promotion. As a percentage of net sales, operating expenses were 19.6% for each quarter and 19.4% for the six months of fiscal 1997, compared to 20.5% for the six months of fiscal 1996.

Operating income increased by 73.1% to $573,000 for the second quarter of fiscal 1997 from $331,000 for fiscal 1996 and by 81.7% to $1,043,000 for the six months of fiscal 1997 from $574,000 for the six months of fiscal 1996.

Non-operating income of $20,000 for fiscal 1997 and $85,000 for fiscal 1996 are earnings by the South
Korean subsidiary principally from interest received on short-term investments and currency exchange rate gains on the importation of raw material. Interest expense of $377,000 for fiscal 1997 and $397,000 for fiscal
1996 are interest paid mainly on short-term bank borrowings made to support working capital and mortgage interest paid on the manufacturing facility owned by the South Korean subsidiary.

Although  the  Company has substantial amounts  of  net
operating  loss carryforwards and business credits,  it
established provisions for income taxes of $95,000  for
the second quarter and  $169,000 for the six months due
to  anticipated tax liabilities from application of the
Alternative  Minimum  Income Tax.   There  was  no  tax
provision for the six months of fiscal 1996 due to the utilization of net operating loss carryforwards.

Net  income increased 45.0% to $290,000 for the  second
quarter  of  fiscal 1997 from $200,000 for  the  second
quarter of fiscal 1996.  For the six months, net income
increased  by   97.3% to $517,000 in fiscal  1997  from
$262,000 in fiscal 1996.

Per share earnings for the second quarter totaled $0.12 in fiscal 1997 and $0.09 in fiscal 1996; and for the six months totaled $0.22 in fiscal 1997 and $0.12 in fiscal 1996.

Liquidity and Capital Resources

The  Company's  principal  sources of  working  capital
relied  on  for normal growth in revenue and attainment
of  profit  goals have been its credit  facilities  and
cash  flows from operations.  Since fiscal 1995, market
conditions  for sale of power conversion products  have
significantly improved as strategies of the Company  to
grow  by  offering to customers competitive  conversion
product  engineering and services were gaining success.
The  Company  recognizes these  factors  as  presenting
opportunities to enhance revenue and profits above that
which  its  existing sources of working  capital  would
support.    Also   growth  in  trade   receivable   and
inventories that resulted from increased sales and customer service were using greater amounts of cash flows and placing greater reliance by the Company on its credit facilities to provide the needed working capital.

Credit Facilities

The   Company  maintains  two  credit  facilities;  its
primary credit facility with First Bank Minneapolis and a smaller facility with Korea Exchange Bank supporting the South Korean subsidiary.

The   US   credit   facility   totaled   $6.0   million
collateralized by a security interest  in  all  of  the
Company's US assets.  Indexed to certain percentages of
trade   receivable  and  other  assets,  borrowing   at
December  1,  1996  amounted  to  $5.2  million  at  an
interest spread of .75% above the prime rate, down from
a  previous  average spread of 2.33%  above  the  prime
rate.   The  new rate became effective on September  1,
1996. In addition to the utilization, $400,000 of the credit facility was allocated to a standby letter of credit provided to Korea Exchange Bank as collateral for the credit facility it provides to the South Korean subsidiary.

The  South  Korean  credit facility  amounted  to  $1.5
million  of  which  borrowings  at  December  1,   1996
amounted to $1.1 million at 9.0% rate of interest.

Cash Flows

Operations used $549,000 of net cash for the six months
ended December 1, 1996, which came from activities that
provided  $1,166,000 of cash and activities  that  used
$1,715,000  of  cash.   The  activities  that  provided
$1,166,000 of cash were as follows:

(a)  Net profit and non cash expenses provided $812,000
  of  which  net  profit totaled  $517,000.   Non  cash
  expenses   provided  $295,000  of  cash,   of   which
  depreciation expenses contributed $226,000.
(b) Reduction in trade receivable provided $96,000 of cash during the six months. This reduction followed use of cash amounting to $2.1 million in fiscal 1996 that resulted from increased net sales. It is believed that the anticipated growth in net sales for fiscal
  1997, if attained will result in increased trade receivable and, therefore, will make no contribution to cash for the year.
(c) Accrued income taxes of $162,000 for the six months reduced by payment of amounts due from fiscal
  1996 provided $137,000 of cash.

The activities that used $1,715,000 of cash were as follows:

(a)   Increase in inventories used $317,000 of cash due
  mainly to a competitive situation where key customers
  require vendors to store certain portions of  scheduled
  deliveries  of  finished  products  close  to   their
  operations to support flexible demands. This service is
  provided under conditions that present no risks to the
  Company  although it will continue to use cash  flows
  because  of  the  earlier than  normal  incurring  of
  manufacturing cost to support it.
(b)   Reduction  in  trade payable used  $1,105,000  of
  cash.  The reduction occurred principally because  of
  payment in fiscal 1997 of large portions of liabilities
  that  were associated with fiscal 1996 fourth quarter
  greater  net sales. It is anticipated that activities
  in   trade  payable  from  the  expected  levels   of
  manufacturing will contribute to cash flows in the second half.
(c) Increase in other current assets, which are principally prepaid expenses used $293,000 of cash.

Investing Activities. Investing activities used net cash of $141,000 mainly for the purchase of capital equipment and tooling.

Financing  Activities.  Financing  activities  provided
$647,000 of cash of which $727,000 was provided through
borrowings  under the credit facilities.   Issuance  of
common stock from exercise of employee stock options provided $58,000 of cash, while payments on mortgage and other long-term debt used $138,000.

Impact of Recent Accounting Standard Changes

In  October,  1995,  the FASB  issued   SFAS  No.  123,
Accounting   for   Stock-Based   Compensation,    which
establishes  a  fair-value-based method  for  financial
accounting  and  reporting  for  stock-based   employee
compensation  plans.  However, the new standard  allows
compensation  to  continue to  be  measured  using  the
intrinsic  value-based method of accounting  prescribed
by   Accounting  Principles  Board  Statement  No.  25,
Accounting for Stock Issued to Employees, providing that there were expanded disclosures. SFAS No. 123 is effective in fiscal year 1997. The Company has elected to continue to apply the intrinsic value-based method of accounting for stock options.

Impact of Foreign Operations and Currency changes

Although products that were manufactured  by Ault Korea
Corporation contributed a very significant  portion  of
total sales, conversion of the Won to US dollars had no
significant  impact on profits because conversion rates
were  relatively  stable.  Also,  the  Company  is  not
exposed  to  any  significant  currency  exchange  risk
related to its foreign manufacturing arrangements since
all  transactions are conducted in US  dollars.   Other
contracts that are in a foreign currency are not significant in amounts at this time and therefore exposure to currency exchange risk is minimal.

Current Working Capital and Future Operations:

At December 1, 1996, the Company had working capital of $4.3 million, compared to $3.8 million at June 2, 1996.
At June 2, 1996, the Company also had current ratios of 1.32:1, compared to 1.38:1 on December 1, 1996.

Public offering of Common Shares:

In  view  of the opportunities available to the Company
for continued business growth, and the lack of adequate
supporting  cash  flows,  the Company  filed  with  the
Securities   and  Exchange  Commission,    during   the
quarter,  for  approval   to  seek  additional  capital
through  a  secondary  public offering  of  its  common
shares. Sale of the stock was completed on December 12,
1996,  and together with the underwriters' purchase  of
over-allotment  shares,  the  Company  sold   1,840,000
common shares from which it raised $11,063,000, after underwriters' discounts and commissions.

The proceeds to the Company will be used for the following purposes:

(a)  Repayment of  credits in the US at First Bank
(b)   Investment in Ault Korea Corporation so that  the
  subsidiary  may  (1) upgrade its  manufacturing   and
  management  information  systems  capabilities,   (2)
  purchase  and  equip  a  wholly  owned  manufacturing
  facility  in Northern China for the manufacturing  of
  products under its supervision, (3) repay its mortgage
  loan and (4) reduce its short-term bank debt.
(c)   Investment in Thailand through joint venture with
  a   current,  major  sub-contractor  to  expand   its
  capabilities and capacity to manufacture low cost products for the Company.
(d) General corporate purposes, including working capital.



                   AULT INCORPORATED

              PART II.  OTHER INFORMATION

ITEM 1-3  Not Applicable

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

The Company held its annual meeting of shareholders  on
October  1, 1996. The Shareholders voted to  elect  the
directors  named below to hold office  until  the  next
Annual   Meeting   of  Shareholders  or   until   their
successors are elected and qualified. The shareholders present in person or by proxy voted their shares in connection with the election of directors as follows:

                      Votes For      Votes
                                    Withheld
James M. Duddleston    1,959,973           100
Frederick M. Green     1,960,073             0
Delbert W. Johnson     1,959,073          1000
John G. Kassakian      1,960,073             0
Edward C. Lund         1,959,973           100
Eric G. Mitchell       1,959,033          1040
Matthew A. Sutton      1,959,073          1000

ITEM 5    OTHER INFORMATION:  Not Applicable

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

Reference   Title of Document        Location
10.7        Third and Fourth         Registration Statement
            Amendment to Agreement   (Commission File No.
            on Credit Facility       333-14965) Filed Dec.
                                     12, 1996

            Part 1 Exhibits

11          Computation of Per       Filed herewith at Page
            Share Earnings
27          Financial Data           Filed Electronically
            Scheduling

 (a) None
 (b) Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended December 1, 1996.













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