Form 10-Q
period 1997-03-02
AULT INC
filed 1997-04-15
CIK 723639

Page 29



                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


      [ x ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 2, 1997

               Commission file number 0-12611

                      AULT INCORPORATED

            MINNESOTA                           41-0842932
          (State or other jurisdiction of            (I.R.S.
Employer
           incorporation or organization)
Identification No.)

                   7300 Boone Avenue North
              Minneapolis, Minnesota 55428-1028
           Address of principal executive offices

         Registrant's telephone number: 612 493-1900


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



                                        Outstanding at
            Class of Common Stock             March 2, 1997
                 No par value           3,989,776 shares



                    Total pages - - - -15
              Exhibits Index on Page - - - -14


PART 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

            AULT INCORPORATED & SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME
       (in Thousands, Except Amounts Per Share)

                                    (UNAUDITED)
                             THIRD QUARTER
                               ENDED        NINE MONTHS ENDED

                           MARCH 2,      FEB 25,    MARCH 2,    FEB 25,
                            1997          1996       1997        1996

Net Sales                  $10,578       $8,972     $28,504     $23,564
Cost of Goods Sold           7,760        6,913      21,167      17,936

   Gross Profit              2,818        2,059       7,337       5,628

Operating Expenses
   Marketing                   870          660       2,365       1,935
   Design Engineering          419          397       1,178       1,069
   Genaral &
     Administrative            771          587       1,993       1,635

                             2,060        1,644       5,536       4,639

      Operating Income         758          415       1,801         989

Non-Operating Income
(Expense)
   Other                        89           40         109         125
   Interest Expense            (76)        (185)       (453)       (582)

     Income Before  Income
       Taxes                   771          270       1,457         532
Income Taxes (Note 2)          151          320

      Net Income              $620         $270      $1,137        $532


Net Income Per Share         $0.15        $0.12       $0.37       $0.24


Weighted Average Number
of Commom Shares &
Common Equivalent
Shares Outstanding       4,028,200    2,287,135   3,014,984   2,213,604

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            AULT INCORPORATED & SUBSIDIARY
              CONSOLIDATED BALANCE SHEETS
                    (in Thousands)

                                    (Unaudited)
                                       March       June 2,
                                       2,1997         1996

Assets
Current Assets

 Cash & Cash Equivalents (Note 3)      $3,736         $412

 Trade Receivables Less Allowance
 for Doubtful Accounts of $97,000
 at February 25, 1996 and $51,000
 at June 2, 1996                        8,383        7,376

Inventories:
   Finished Goods                       1,967        2,691
   Work In Process                        405          319
   Raw Material                         4,314        4,263

      Total Inventories                 6,686        7,273

   Other Current Assets (Note 4)          799          460

      Total Current Assets             19,604       15,481

Other Assets
  Other Receivables, Less
   Allowance Of $65,000(Note 5)           197          197
  Patent (Note 6)                         182          182
  Other                                    54           21

                                          433          400
Property, Equipment And
Leasehold Improvements, At Cost:
   Land                                   870          826
   Building                               774          735
   Machinery and Equipment              5,635        5,113
   Office Furniture                       742          593
   E.D.P. Equipment                      1090         1005
   Leasehold Improvements                 628          687


                                        9,739        8,959
Less Accumulated Depreciation           6,444        6,110

   Net Property Equipment and
    Leasehold Improvements              3,295        2,849

                   Total Assets       $23,332      $18,730

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            AULT INCORPORATED & SUBSIDIARY
              CONSOLIDATED BALANCE SHEETS
                    (in Thousands)

                                        (Unaudited)
                                          March 2,    June 2,
                                            1997       1996

Liabilities and Stockholders'Equity:
Current Liabilities
   Note Payable to Bank (Note 7)            $844     $5,618
   Current Maturities of Long-
    Term Debt (Note 7)                       205        388

   Accounts Payable                        2,543      4,513

   Accrued Expenses:
      Compensation (Note 8)                  390        556
      Other (Note 9)                         881        627
      Income Taxes Payable (Note             307         25

      Total Current Liabilities            5,170     11,727

Long-Term Debt, Less Current
 Maturities (Note 7)                         237        935

Deferred Rent Expense (Note 10)              134        164

Deferred Compensation (Note 11)              321        333

Stockholders' Equity:(Note 7)

Preferred Shares, No Par Value;
  Authorized 1,000,000 Shares;
  None Issued.
  Common Shares, No Par Value,
  Authorized 10,000,000 Shares;
  Shares Outstanding:
  March 2, 1997: 3,989,776 June
  2, 1996; 2,119,776 Shares               17,661      6,967

Foreign Currency Translation
    Adjustments (Note 12)                    (17)       (84)
Retained Earnings (Deficit)                 (174)    (1,312)

                                          17,470      5,571

Total Liabilities and
 Stockholders' Equity                    $23,332    $18,730

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                AULT INCORPORATED & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in Thousands)

                                               (UNAUDITED)
                                            NINE MONTHS ENDED

                                           March 2,     Feb. 25,
                                             1997         1996

Cash Flows From OperatingActivities:
   Net Income                               $1,137         $532
   Adjustments to Reconcile Net
    Income to Net Cash Used In
    Operating Activities:
      Depreciation                             334          381
      Provision for Doubtful Accounts           46          (25)
      Provision for Inventory Allowance                      49
      Loss on Disposal of Equipment              1
      Deferred Rent                            (30)         (21)
   Changes in Assets and Liabilities:
   (Increase) Decrease In:
      Trade Receivables                       (974)        (875)
      Inventories                              468         (508)
      Other Current Assets                    (339)        (189)
   Increase (Decrease) In:
      Accounts Payable                      (1,970)        (891)
      Accrued Expenses                         359          127

      Net Cash Used in Operating
             Activities                       (968)      (1,420)

Cash Flows From Investing Activities:
  Proceeds From Disposal Of Equipment            2
  Purchase Of Equipment                       (783)        (153)
  Increase In Other Assets                     (33)         (95)

 Net Cash Used In Investing Activitie         (814)        (248)

Cash Flows From Financing Activities:
   Net Borrowings (Payments)on
    Revolving Credit Agreements             (4,774)        1575
   Proceeds From Issuance ofCommon
    Stock                                   10,694           16
   Principal Payments on Long-Term
    Borrowings, Including Capital
    Lease Obligations                       (1,181)        (105)
   Proceeds From Long-Term Borrowing           300

  Net Cash Provided By Financing
     Activities                              5,039        1,486

Effect of Foreign Currency
 Exchange Rate                                  67          (35)

Increase (Decrease)in Cash                   3,324         (217)

Cash
      Beginning                                412          319
      End                                   $3,736         $102

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                   AULT INCORPORATED
       NOTES TO CONSOLIDATED FINANCIAL STATEMENT
        FOR THIRD QUARTER ENDING MARCH 2, 1997

NOTE 1:
In   the   opinion  of  management,  the   accompanying
unaudited  financial statements contain all adjustments
(which   only  include  normal  recurring  adjustments)
necessary   to   present  fairly  Ault   Incorporated's
consolidated  financial position as of March  2,  1997,
and  changes in financial position for the nine  months
then  ended.   The  consolidated  financial  statements
include  the  operations of the  parent  company,  Ault
Incorporated (US operation), and its wholly owned subsidiary, Ault Korea Corporation.

NOTE 2:
The  Company  established  income  tax  provisions   of
$151,00  and  $320,000 for the third quarter  and  nine
months,  respectively,  of  fiscal  1997  applying  the
Alternative  Minimum Tax. At June 2, 1996  the  Company
had  tax  credits and net operating loss  carryforwards
amounting   to  $633,000  and  $190,000,  respectively,
available  for  use  in  US  and  net  operating   loss
carryforwards amounting to $426,000 for  use  in  South
Korea. No income taxes were accrued for the nine months of fiscal 1996.

NOTE 3:
For the purpose of reporting cash and cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 4:
Other  Current Assets for both periods are  principally
receivables  from sub-assembly vendors  of  Ault  Korea
Corporation,  customs duty and value added  taxes,  and
certain deferred expenses that are related to and  will
be  absorbed  against  revenue in  the  fourth  quarter
fiscal  1997.  The customs duty and value  added  taxes
are  paid  by  Ault  Korea  Corporation  to  the  Korea
authority    on   products   that   manufactured    for
exportation.   These payments are refundable  when  the
subsidiary   submits  to  the  Korean  Government   the
appropriate claim and proof of exportation.  Ault Korea
Corporation provides raw material to its subcontractors
of   certain  manufactured  sub-assemblies   that   are
recorded as other current assets.

NOTE 5:
Other  receivable  of  $197,000, net  of  allowance  of
$65,000   and  other  amounts  written  off  represents
portions   of  amounts  due  the  Company   for   trade
receivable  that  was  invoiced in  fiscal  1991.   The
customer had terminated its contract with the company for reasons that were external and unrelated to the Company, and refused to make compensation for cost that the Company had incurred. The matter is in litigation brought by the Company. Court hearings to date on positions taken by the debtor were all determined favorable to the Company's claim. Management believes that the matter is nearing a conclusion that will be in favor of the Company.

NOTE 6:
The  Patent  cost, which currently has no  amortization
charges against it, represents the contract price of US
Patent  #5,303,137,1 which was acquired by the  Company
from  a  source  external  to and  independent  of  the
Company.  The Company believes that products using  the
power conversion technology it represents will generate
significant   revenues   into   fiscal    2002.     For
amortization purposes, the patent has been assigned a life of four years beginning in fiscal 1997.



NOTE 7:
The  Company  completed a public  sale  of  its  common
shares  during  the  third  quarter  of  fiscal   1997.
Certain  portions of the proceeds were used to pay  off
the  Company's  US bank debt at First Minneapolis  N.A.
and  mortgage  liability on the South  Korea  facility.
The   remaining   long-term  debt,  including   current
maturities is comprised of an equipment term  loan  and
equipment leases with various maturities through fiscal
2001.   See   MANAGEMENT  DISCUSSION  AND  ANALYIS   OF
FINANCIAL   CONDITION   AND  RESULTS   OF   OPERATIONS,
Liquidity and Capital Resources.

NOTE 8:
Compensation consists principally of amounts accrued for payment of employees' salaries, vacation and sick leave.

NOTE 9:
Accrued expenses, other, are mainly undue amounts for sales representatives' commission and agency fees, and provisions for future payment of current warranty commitments.

NOTE 10:
The lease on the Company's Minneapolis plant and office
facilities includes schedules base rent increases  over
the  term  of  the lease, which has a duration  of  ten
years expiring in August 1999.  The total amount of the
base  rent payments is being charged to expense on  the
straight-line method over the term of the  lease.   The
difference between the payments and the expense is recorded as deferred rent.

NOTE 11:
Deferred  compensation  is a provision  by  Ault  Korea
Corporation, in accordance with requirement by the Korea Authority, for the compensation of each current employee when his/her employment with the subsidiary terminates.

NOTE 12:
The Korean Won is considered the functional currency of the Korean subsidiary. Accordingly, the effect of translating the subsidiary's statements into US dollars is recorded as separate component of shareholder's equity.


ITEM 2
             MANAGEMENT DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITIONS AND RESULTS OF
               OPERATIONS

From time to time, in reports filed with the Securities
and  Exchange  Commission, in press  releases,  and  in
other  communications to shareholders or the  investing
public,   the   Company  may  provide   forward-looking
statements   concerning  possible  or  assumed   future
results  of  operations or business developments  which
are   typically  preceded  by  the  words   "believes",
"expects",   "anticipates",   "intends",   or   similar
expressions.  For such forward-looking statements,  the
Company  claims the protection of the safe  harbor  for
forward-looking  statements contained  in  the  Private
Securities Litigation Reform Act of 1995.  Shareholders
and  the  investing public should understand that  such
forward-looking  statements are subject  to  risks  and
uncertainties  which  could  cause  results  to  differ
significantly  from  those indicated  in  the  forward-
looking   statements.   Such  risks  and  uncertainties
include,  but are not limited to, the overall level  of
sales   by   OEMs   in  the  telecommunications,   date
communications,  computer peripherals and  the  medical
markets; buying patterns of the Company's existing  and
prospective  customers;  the  impact  of  new  products
introduced   by   competitors;  higher  than   expected
expenses   related   to   sales   and   new   marketing
initiatives; availabilty of adequate supplies of raw materials and components; and other risks involving the Company's target markets generally.


Results of Operations

Net  sales  increased  17.9% in the  third  quarter  of
fiscal  1997  to  $10,578,000 from $8,972,000  for  the
third  quarter of fiscal 1996.  For the nine months  of
fiscal  1997, net sales were $28,504,000 up 21.0%  from
$23,564,000  for the nine months of fiscal  1996.   The
increase  in  sales for fiscal 1997 reflects  continued
strength    in   the   telecommunications   and    data
communications market segments that are served  by  the
Company.   It  also reflects the effectiveness  of  the
Company's  strategies in partnering  with OEM customers
to   provide   competitively  priced  power  conversion
products,  engineering and other services  required  in
the   development  of  their  new   products.    As   a
contributing  factor  to  that  strategy,  the  Company
introduced eleven new products to customers during  the
nine  months  and  expects  to  introduce  a  total  of
eighteen  new  products for all of fiscal 1997.  During
the  third quarter, also, the Company announced to  its
OEM  customers the availability of  products  from  its
patented  high density power supply technology.   Their
competitive features and price are expected to generate
orders  for shipment beginning in the first quarter  of
fiscal    1998.    Representing    another    important
achievement,  the  Company  signed  an  agreement  with
Shinko    Shoji,   a   large   Japanese   international
distributor   of   electronic  products.    Under   the
agreement,  Shinko  Shoji will act  as  an  independent
representative   and  distributor  of   the   Company's
products  through  out Asia.  With the  reputation  and
experience of Shinko Shoji, this alliance represents an
excellent   opportunity  for  sale  of  the   Company's
products  in the Japanese market and through out  Asia.
Also,  to  augment  its  low cost production  resources
being   provided  by  its  wholly  owned  South  Korean
subsidiary and subcontracting in South Asian countries,
including China, the Company established a wholly owned
manufacturing  operation in Northern China  during  the
third   quarter.   The  new  facility   will   commence
manufacturing for customer shipments during the  fourth
quarter  of  fiscal  1997  and  will  be  equipped   to
manufacture all of the Company's products.

Order  backlog  was $11,768,000 at March  2,  1997,  as
compared  to  $14,507,000 at February  25,  1996.   The
lower  order backlog reflects a nation wide  change  in
the  procurement  strategies  of  OEMs  towards  leaner
inventories because of improvements in the  ability  of
vendors  to deliver material on shorter lead-times.  As
of  March  29,  1997,  order backlog  had  improved  to
$16,300,000,  up  by   6.1 % from $15,370,000  for  the
comparable period in fiscal 1996.


Gross  profit increased 36.9% in the third  quarter  of
fiscal 1997 to $2,818,000 as compared to $2,059,000 for
the third quarter of fiscal 1996.  For the nine months,
gross profit increased by 30.4% to $7,337,000 in fiscal
1997  from  $5,628,000 in fiscal 1996.  As a percentage
of  net sales, gross profit totaled 26.6% and 22.9% for
the  third  quarter  of fiscal 1997  and  fiscal  1996,
respectively.   For the nine months, gross  profit  was
25.7% of net sales in fiscal 1997 compared to 23.9%  in
fiscal  1996.  The improvement in fiscal  1997  is  due
principally  to  increased  sales  of   higher   margin
switching power supplies and a smaller per unit fixed cost afforded by the increased sales.

Because of the continuing strong market conditions, the
improved  order backlog, and the Company's strategy  on
business   development,   it   is   anticipated    that
performance for the fourth quarter of fiscal 1997 will compare favorably with the performance for the quarter just ended.

Operating expenses increased 25.3% in the third quarter
of  fiscal 1997 to $2,060,000 from $1,644,000 in fiscal
1996,  and  increased  by 19.3% to $5,536,000  for  the
nine months of fiscal 1997 from $4,639,000 for the nine
months of fiscal 1996.  The increase is due principally
to  commissions  paid to sales representatives  on  the
additional  sales,  expenditures to upgrade  management
information    system,   for   foreign    manufacturing
administration  and  for sales promotional  activities.
The  Company  also accrued approximately  one  week  of
salaries  and wages in anticipation off a bonus  to  be
paid   to   all  of  its  employees  for  fiscal   1997
performance. As a percentage of net sales, operating expenses were 19.5% for the third quarter and 19.4% for the nine months of fiscal 1997, compared to 18.3% for the third quarter and 19.7% for the nine months of fiscal 1996.

Operating income increased by 82.7% to $758,000 for the
third  quarter  of  fiscal 1997 from $415,000  for  the
third   quarter  of  fiscal  1996,  and  by  82.1%   to
$1,801,000 for the nine months of fiscal 1997 from $989,000 for the nine months of fiscal 1996.

Non-operating  income of $109,000  in  fiscal  1997  is
principally interest income from short-term  investment
of  cash and rental income from portions of the  Korean
manufacturing   facility.   Non-operating   income   of
$125,000 in fiscal 1996 is principally earnings by  the
South  Korean  subsidiary on short-term  investment  of
cash,  currency exchange rate gains on the  importation
of  raw  material, as well as rental income.   Interest
expense of $453,000 in fiscal 1997 and $582,000 in fiscal 1996 represent payments on short-term bank borrowings made to support working capital and mortgage interest payments on the manufacturing facility owned by the South Korean subsidiary.

Although  the  Company has substantial amounts  of  net
operating  loss carryforwards and business credits,  it
established provisions for income taxes of $151,000 for
the third quarter and  $320,000 for the nine months due
to  anticipated tax liabilities from application of the
Alternative  Minimum Income Tax.   There  were  no  tax
provisions for the nine months of fiscal 1996, due to the utilization of net operating loss carryforwards.

Net income increased by 129.6% to $620,000 for the third quarter of fiscal 1997, from $270,000 for the third quarter of fiscal 1996. For the nine months, net income increased by 113.7% to $1,137,,000 in fiscal
1997 from $532,000 in fiscal 1996.

Per share earnings for the third quarter totaled $0.15 in fiscal 1997 and $0.12 in fiscal 1996; and for the nine months totaled $0.37 in fiscal 1997 and $0.24 in fiscal 1996. Per share earnings for the third quarter of fiscal 1997 reflect the additional common shares
(weighted) sold during the quarter through a public offering. See Liquidity and Capital Resources.



Liquidity and Capital Resources

The  Company's  principal  sources of  working  capital
relied  on  for normal growth in revenue and attainment
of  profit  goals have been its credit  facilities  and
cash flows from operations.  Since fiscal 1995 however,
market conditions for sale of power conversion products
have  significantly  improved  as  strategies  of   the
Company  to  grow by offering to customers  competitive
engineering  and  services were gaining  success.   The
Company   recognized   these  factors   as   presenting
opportunities to enhance revenue and profits above that
which  its  existing sources of working  capital  would
support.    Also,  growth  in  trade  receivables   and
inventories that resulted from increased sales and customer services were using greater amounts of cash thereby placing greater reliance on credit facilities to provide the needed working capital.

Public offering of Common Shares

In  view  of the opportunities available to the Company
for continued business growth, and the lack of adequate
supporting  cash flows with which to pursue  them,  the
Company   filed  with  the  Securities   and   Exchange
Commission,   during the second quarter,  for  approval
to seek additional capital through a secondary public offering of its common shares. Sale of the stock was completed on December 12, 1996, and together with the underwriters' purchase of over-allotment shares, the Company sold 1,840,000 common shares from which it raised $10,621,000, after underwriters' discount and commissions, and offering expenses.

The  Net proceeds to the Company will be expended   for
the following purposes:

(a)   Repayment in the US of a First Bank debt totaling
  $5.2million
(b)    Investment in Ault Korea Corporation so that the
  subsidiary  may  (1) upgrade its  manufacturing   and
  management   information  system  capabilities,   (2)
  purchase a manufacturing operation in Northern China and equipment its leased facility for the manufacture of power conversion products, (3) repay its mortgage loan, and (4) reduce its short-term bank debt. These expenditures represent approximately $2.5 million.
(c) Investment of $1.5 million in Thailand through a joint venture with a current, major sub-contractor to expand its capabilities and capacity to manufacture low cost products for the Company.
(d) General corporate purposes, including working capital of approxiametly $1.4 million.

At  March  2, 1997, approximately $7,150,000  had  been
utilized    for  the  purposes  stated   above.    Cash
remaining from the stock offering proceeds totaled approximately $3,471,000. To date none of the proceeds have been applied towards the Thailand joint venture.


Credit Facilities

The   Company  maintains  two  credit  facilities;  its
primary credit facility with First Bank and a smaller facility with Korea Exchange Bank supporting the South
Korean subsidiary.

Prior  to  the public offering, the US credit  facility
totaled  $6.0  million  collateralized  by  a  security
interest in all of the Company's US assets.  Indexed to
a  percentage  of  trade receivable and  other  assets,
borrowing at December 12, 1996 amounted to $5.2 million
at  an  interest  rate of .75% above the  prime  rate,.
Additionally,  $400,000  of  the  credit  facility  was
allocated  to  a standby letter of credit  provided  to
Korea  Exchange  Bank  as  collateral  for  the  credit
facility  it  provides to the South Korean  subsidiary.
Following  the public offering, the Company repaid  all
indebtedness  to First Bank, terminated the  letter  of
credit   agreement   and  negotiated   a   new   credit
arrangement.   The  new credit arrangement  with  First
Bank  includes the following:

     (a) A revolving credit facility in an amount of $2.0 million at prime rate of interest, secured by trade receivable and terminating on October 1, 1997, although it may be amended for an extended period. At the end of the quarter, there were no borrowings against it.
     (b) An equipment term loan in an amount of $300,000 that is repayable at 8.2% per annum over four years.
       At March 2, 1997, all proceeds from this loan were received by the Company.

The  South  Korean  credit facility  amounted  to  $1.5
million  of which borrowings at March 2, 1997  at  9.0%
rate of interest were to $844,000, down from $1,113,000 owed prior to the public offering.

Cash Flows

Operations:  Operations used $968,000 of net  cash  for
the  nine  months,  which  came  from  activities  that
provided  $2,315,000 of cash and activities  that  used
$3,283,000  of  cash.   The  activities  that  provided
$2,315,000 of cash were:

(a)     Net  profit  and  non  cash  expenses  provided
  $1,488,000 of which net profit totaled $1,137,000.  Non
  cash  expenses  provided $351,000 of cash,  of  which
  depreciation expenses contributed $334,000.
(b)    Reduction  in inventories which were principally
  finished   products  that  were  held  for  customers
  provided $468,000.
(c) Accrued expenses provided $359,000 of cash of which accrued income taxes comprised $281,000

The activities that used $3,283,000 of cash were:

(a)    Increase  in trade receivables used $974,000  of
  cash principally due to increased sales and timing in
  collections.
(b)    Increase in other current assets used  $339,000,
  which were principally amounts due from sub-contractors
  for sale of raw material.
(c)    Reduction  in trade payables used $1,970,000  of
  cash.  The reduction occurred principally because of a
  decision to improve the timing of payments to foreign
  vendors and vendors of the Korean operation to ensure a
  timely flow of material.
 .

Investing Activities: Investing activities used net cash of $814,000 mainly for the purchase of capital equipment and tooling and for upgrading management information systems.

Financing Activities: Financing activities provided net cash of $5,039,000 which were comprised of the following activities:

(a)    Net cash amounting to $10,694,000 received  from
  issuance  of  common shares of which  $10,621,000  is
  related to the public offering discussed above and the
  balance  of $73,000 derived from exercise  of  common
  stock options by employees of the Company.
(b)    An  equipment  term loan, also  discussed  above
  provided $300,000 of cash.
(c)   Reduction in revolving credit borrowings that
were outstanding at June 2, 1996 used $4,774,000 of
cash.
(d)     Reduction  of  long-term  debt  from   balances
  outstanding at June 2, 1996, used $1,181,000 of cash which related principally to repayment of mortgage loan on the manufacturing facility that houses the South
  Koran subsidiary.

Current Working Capital Position:

At  March  2,  1997, The Company had cash amounting  to
$3,736,000, up by $3,324,000 from a balance of $412,000
at June 2, 1996. The Ratio of current assets to current liabilities had increased to 3.8 to 1 from 1.3 to 1 at June 2, 1996, and working capital had improved to $14,434,000 from $3,754,000 during the same period..

As  a result of the improved working capital situation,
management   believes  that  the  Company   is   better
positioned to pursue opportunities for growth and profitability under its strategies and the prevailing market conditions .

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

Impact of Foreign Operations and Currency changes

Although products that were manufactured  by Ault Korea
Corporation contributed a very significant  portion  of
total sales, conversion of the Won to US dollars had no
significant  impact on profits because conversion rates
were  relatively  stable.  Also,  the  Company  is  not
exposed  to  any  significant  currency  exchange  risk
related to its foreign manufacturing arrangements since
most   transactions  are  conducted  in   US   dollars.
Contracts that are in foreign currencies are not significant in amounts at this time and therefore exposure to currency exchange risk is minimal.

                   AULT INCORPORATED

             PART II.    OTHER INFORMATION

ITEM 1-3    Not Applicable

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

The Company held a special meeting of shareholders on February 11, 1997. The shareholders present in person or by proxy voted their shares on matters presented at the meeting as follows:

      a)  With respect to the proposal to amend the
          Restated Articles of Incorporation of the
          Company to increase the authorized number of
          common shares to 10,000,000 common shares,
          the shares present were voted as follows:
          3,481,687 voted for the proposal; 55,375
          voted against , and 9,736 abstained.
      (b)  With respect to the proposal to ratify and
          approve the Company's 1996 Employee Stock
          Purchase Savings Plan, the shares present
          were voted as follows:          3,494,627
          voted for the proposal; 41,736 voted
          against; and 10,495 abstained.

ITEM 5      OTHER INFORMATION:  Not Applicable

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K
(a)   Exhibits

Reference   Title of Document        Location

10.8        Agreement on Credit      filed herewith
            Facility

            Part 1 Exhibits

11          Computation of Per       Filed herewith
            Share Earnings
27          Financial Data           Filed Electronically
            Schedule

(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended March 2, 1997.





                      SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   AULT INCORPORATED
                     (REGISTRANT)

DATED:      4/14/97           /s/ Frederick M. Green
                              Frederick M. Green
                              President
                              Chief Executive Officer and
                              Chairman


DATED:      4/14/97           /s/ Carlos S. Montague
                              Carlos S. Montague,
                              Vice President
                              Chief Financial Officer, and
                              Controller







                                                       EXHIBIT 10.8
                       LETTER LOAN AGREEMENT

                           January___,1997


Ault Incorporated
7300 Boone Ave.   N.
Minneapolis, MN 55428
Attn:  Frederick  M. Green


RE:   $2,000,000 Line of  Credit and $300,000
Discretionary Term Loan

      Dear Mr. Green:

       Reference  is  made  to that  certain  Financing
Agreement   dated   April   28,   1995   between   Ault
Incorporated, a Minnesota corporation (the "Borrower") and Republic Acceptance Corporation ("RAC") as amended by a First Amendment to Financing Agreement, a Second
Amendment to Financing Agreement, a Third Amendment  to
Financing Agreement and a Fourth Amendment to Financing
Agreement,  and  as  assigned  by  RAC  to  First  Bank
National Association (the "Lender") (as amended and assigned, the "Prior Agreement"). This Letter Loan
Agreement (the "Agreement") is issued in replacement and substitution of the Prior Agreement. All amounts outstanding, if any, under the Prior Agreement as of the date hereof, shall be deemed Advances (as defined below) under this Agreement. The Lender agrees to make
(i) revolving advances ("Advances") to the Borrower, in an aggregate amount outstanding from time to time of up to the lesser of $2,000,000 or the Borrowing Base
(defined below), from now until October 1, 1997 under a promissory note dated the date of this Agreement (as the same may hereafter be amended, restated, extended, renewed or otherwise modified from time to time, the "Revolving Note"), and (ii) in its sole and absolute discretion and without any commitment to do so, one or more term loans of up to $300,000 in the aggregate, (each a "Term Loan"). Each Term Loan shall be evidenced by a term note dated the date of such Term Loan (as the same may hereafter be amended, restated, or otherwise modified from time to time, each a "Term Note") (the
Revolving Note and the Term Notes herein collectively called the "Notes"). Each Term Note will be in the form then in current use by the Lender for such fixed rate installment obligations. Advances will be made, and Term Loans may be made, upon the following terms and conditions:

1.(a)   The Term Loan and Advances. The Lender does not
      have   to   make  the  any  Advances  until   the
      conditions  of  paragraph 6 have been  satisfied.
      The proceeds of the Advances will be the used by the Borrower for its general business purposes.



All amounts outstanding under the Revolving Note will bear interest at the rate or rates provided in the Revolving Note. Term Loans may be made in the Lender's sole and absolute discretion upon submission by the Borrower of the information and documents required under paragraph 7 below. Term Loans, if any, will bear interest at a fixed rate determined on the date of the Term Loan.

(b) Revolving Advances. The unpaid principal balance of
Advances outstanding at any time shall never exceed the
lesser  of  (a) $2,000,000, or  (b) the Borrowing  Base
(as  defined below). The Lender does not have  to  make
any  Advance if an Event of Default (as defined  below)
has   occurred,  if  the  Lender  has  terminated   its
commitment  or  such commitment has been  automatically
terminated  under this Agreement pursuant to  paragraph
13     below  or  if  any  of the  representations  and
warranties in this Agreement would not be true if  made
on  the  date of that Advance. The Borrower may  prepay
all  or  a  portion of the Revolving Note at any  time,
without premium or penalty except as the Revolving Note
may otherwise provide. Amounts prepaid on the Revolving
Note   may   be   reborrowed,  within  the  limitations
specified above.

2.   Borrowing Base. The Borrowing Base shall be  equal
     to   SD%   of   Eligible  Receivables.   "Eligible
     Receivables"   means  the  book   value   of   the
     Borrower's accounts receivable, minus the  sum  of
     (1)  the book value of all receivables that remain
     unpaid  90  days  or more after the  date  of  the
     relevant invoice, plus (2) the book value  of  all
     receivables   due   from   officers,    directors,
     shareholders,    partners,    or        affiliated
     corporations,  plus  (3) the  book  value  of  all
     receivables  owed  by debtors outside  the  United
     States, plus (4) the book value of all receivables
     owed  by  debtors  10% or more of the  receivables
     from which are otherwise ineligible, and excluding
     all   other  accounts  receivables  or  types   of
     accounts   receivable   the   Lender   may    deem
     ineligible.   Any  limitations  on   advances   or
     required  prepayments relating  to  the  Borrowing
     Base shall be based on the latest borrowing base certificate (described below) the Borrower shall have delivered to the Lender.

3.   Procedure  for Advances. The Borrower may  request
     any  Advance  by  telephone  or  in  writing.  The
     Borrower  agrees to repay each Advance, regardless
     of whether the person requesting it was authorized
     to  do  so.  Each request for an Advance  will  be
     deemed  a representation by the Borrower  that  at
     the  time of such Advance and after giving  effect
     thereto,  all  conditions  to  Advances  will   be
     satisfied.

4.   Repayment.  All  amounts  outstanding  under   the
     Revolving Note shall be due and payable in full on
     the  earlier  of October 1, 1997 or the  date  the
     Lender   terminates   its   commitment   or   such
     commitment is automatically terminated under this Agreement pursuant to paragraph 13 below. If the principal balance of the Revolving Note at any time exceeds the Borrowing Base, the Borrower shall immediately prepay the Revolving Note by the amount of that excess. Each Term Loan shall be payable at the dates and in the amounts specified in the Term Note evidencing that Term Loan. Term
     Loans may be prepaid to the extent and upon the terms, if any, set forth in the Term Notes.

5.     Cleanup  Period.   For a Cleanup  Period  of  30
     consecutive days during each calendar year the Borrower shall pay in full the entire principal balance of the Revolving Note and during such period no Advances will be made.

6.    Conditions. The Lender will not make a Term  Loan
    or   the   first    Advance  until  the   following
    conditions have been satisfied:

          a)   The   Lender  shall  have  received  the
               Revolving Note substantially in the form of Exhibit A hereto, duly executed by the Borrower.

          b)   The   Lender  shall  have  received  the
               Security Agreement substantially in  the
               form  of Exhibit B hereto, duly executed
               by   the       Borrower.  (The  Security
               Agreement, this Agreement and the Notes are the "Loan Documents").

          c)   The   Lender  shall  have  received  any
               insurance      certificates,       stock
               certificates, bonds, notes and other documents required under any of the Loan
               Documents, all in form satisfactory to the Lender.

          b)   The   Lender  shall  have  received  the
               initial                        borrowing
               base certificate completed as required.

           e)       The Lender shall have received  the
               following:

                  A  certificate of good  standing  for
                  Borrower  from  the  jurisdiction  of
                  Borrower's incorporation.

                   An  incumbency certificate  for  the
                  Borrower's officers.

          A  copy  of  the resolution of the Borrower's
          Board  of  Directors authorizing  those  Loan
          Documents executed by the Borrower and the transactions contemplated hereby and thereby.

Each document listed above shall be certified to the satisfaction of the Lender.


          f)   The   priority  and  perfection  of  the
               Lender's interest in any collateral
     taken under the Loan Documents shall have been established to the satisfaction of the Lender.

     g) There shall not exist any Event of Default or any event which, with the passage of time or the giving of notice, would become an Event of Default.

7.   Additional Conditions for Term Loans. In  addition
     to the conditions set forth in paragraph 6. above,
     the  Lender  will not make a Term Loan  until  the
     following   additional   conditions   have    been
     satisfied:

     a)   The  Lender shall have received a  Term  Note
          evidencing  the  requested  Term  Loan   duly
          executed by the Borrower.

     b)   The  Lender  shall have received  a  security
          agreement  in form and substance satisfactory
          to  the  Lender duly executed by the Borrower
          granting  the Lender a security  interest  in
          the  equipment to be     purchased  with  the
          proceeds of such Term Loan together with any
          financing statement the Lender may reasonably
          request   for  perfection  of  the   security
          interest so granted.

SATISFACTION OF THE CONDITIONS OF THIS PARAGRAPH 7 DOES
NOT IN ANY WAY ALTER THE DISCRETIONARY NATURE OF THE
TERM LOANS. THE LENDER IS UNDER NO OBLIGATION TO MAKE
ANY TERM LOAN.

8.   Presentations.   The   Borrower   represents   and
     warrants to the Lender as follows:

     a) The Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of Minnesota.

     b)   The   Borrower's  execution,   delivery   and
          performance of this Agreement, the Notes and the other Loan Documents have been properly authorized by all necessary corporate action, do not require governmental approval and do not conflict with any agreement binding on the Borrower or its property.

     c)   The   Loan   Documents  have  been   properly
          executed and constitute the Borrower's legal, valid and binding obligations, enforceable against the Borrower in accordance with their terms.

     d)   The  financial statements that  the  Borrower
          has  furnished to the Lender fairly represent
          the  Borrower's  financial condition  on  the
          date of those
          statements  and the results of the Borrower's
          operations  for  the periods referred  to  in
          those   statements.  Those  statements   were
          prepared   in   accordance   with   generally
          accepted accounting principles. There have been no material adverse changes in the Borrower's properties or financial condition since the date of the latest statements.

     e)   There  are  no actions, suits or  proceedings
          pending  or threatened   against or affecting
          the Borrower or the Borrower's properties before any court or governmental agency.

     f) All federal, state and local tax returns of the Borrower required to be filed have been filed and the Borrower has paid or made provision for the payment of all taxes due and payable pursuant to such returns and pursuant to any assessments made against it or any of its property.


     g)   The   Borrower  is  in  compliance  with  all
          applicable   requirements  of  the   Employee
          Retirement  Income Security Act of  1974,  as
          amended   ("ERISA"),  and   all   rules   and
          regulations thereunder.

     h)   There  are  no security interests, mortgages,
          encumbrances or other liens   on any  of  the
          Borrower's  property except (i) as previously
          disclosed to      the Lender in writing,  and
          (ii) in favor of the Lender.

     i)   The  Borrower is not in default under  or  in
          violation  of  any  law,  statute,  rule   or
          regulation,     order,    writ,     judgment,
          injunction, decree, determination or award or
          any  indenture, loan or credit  agreement  or
          other  agreement, lease or instrument in  any
          case   in  which  the  consequences  of  such
          default or violation could have a material adverse effect on the business, operations, properties, assets or condition (financial or otherwise) of the Borrower.

9.  Reporting. The Borrower will not change its  fiscal
  year  end   from  May  31, and will  provide  to  the
  Lender the following reports in a form acceptable to the Lender:

     a) The Borrower's annual financial statements within 120 days after the end of each fiscal year, audited by an independent certified public accountant satisfactory to the Lender.

     b) The Borrower's quarterly internally-prepared financial statements within 30 days after the end of each fiscal quarter, certified as accurate by an officer of the Borrower.

     c) A compliance certificate in the form attached hereto as of the end of each month by the thirtieth day of the following month.

     d)   Immediate   notice  of  (i)   any   uninsured
          litigation  totaling over $50,000 or  dealing
          with the Loan Documents; (ii) any arbitration
          or  government  investigation or  development
          (including  notification of environmental  or
          pollution   law   violations)   pending    or
          threatened that does or would materially adversely affect the Borrower or its ability to perform under this Agreement; (iii) any Event of Default; or (iv) any reportable event, prohibited transaction or impositions of withdrawal liability under ERISA.

     e)   A  borrowing  base certificate  in  the  form
          attached  hereto  and an accounts  receivable
          aging  in  a  form acceptable to the  Lender.
          Borrowing base certificates and agings  shall
          (i) be dated as of the last day of each month
          and  delivered to the Lender by the thirtieth
          day of the next month and (ii) be dated as of
          the   date   the  Lender  requests   such   a
          certificate or aging and be delivered to  the
          Lender within 10 days of the Lender's request
          therefor.  Each  borrowing  base  certificate
          shall    state   the   amount   of   Eligible
          Receivables and the Borrowing Base as of  the
          end of
          the   previous  month  or  the  date  of  the
          Lender's request, as appropriate. Each aging shall be with respect to accounts receivable as of the end of the previous month or the date of the Lender's request, as appropriate.

     f)   From  time  to  time, such other  information
          regarding   the   business,   operation   and
          financial condition of the Borrower as the Lender may reasonably request, including, without limitation, an accounts payable aging, upon request.

The  financial statements described in clauses (a)  and
(b)   above  shall  be  prepared  in  accordance   with
generally accepted accounting principles, consistently applied.

10. Other Affirmative Covenants. Unless the Lender shall otherwise consent in writing, the Borrower will:

     a) Pay the Borrower's taxes (including payroll and withholding taxes) when due.

     b)   Keep  adequate and proper financial  records,
          and   permit  the  Lender  to  examine  those
          records  and inspect the Borrower's inventory
          and   other   property,   and   discuss   the
          Borrower's affairs and finances with the
          Borrower's officers, at any reasonable  time.
          Without  limiting  the  generality   of   the
          foregoing sentence, the Borrower shall pay the costs of annual collateral audits by the Lender or its agents.

     c)   Keep   the   Borrower's  business  adequately
          insured in such amounts and against such hazards as is customary in the case of reputable organizations engaged in the same or similar business and similarly situated, and maintain the insurance required under any other Loan
           Document.

     d) Maintain the Borrower's corporate existence in good standing under the laws of the state of Minnesota.

     e) Maintain the Borrower's properties in good condition, repair and working order.

     f) Comply in all material respects with all laws, rules and regulations to which the Borrower may be subject.

     g)   When so requested by the Lender from time  to
          time,  promptly cause any persons or entities
          who    have    guaranteed   the    Borrower's
          obligations under this Agreement or any  part
          thereof to execute and deliver to the  Lender
          reaffirmation's    of    their     respective
          guaranties in such form as the Lender may require.

11.  Negative  Covenants.   Unless  the  Lender   shall
     otherwise consent in writing, the Borrower will not:

     a)   Grant any mortgage, security interest of  any
          other  lien  on any of the Borrower's  assets
          (including capitalized leases), or permit any
          such  lien  to exist or continue, except  for
          (i)   liens  in  the  Lender's  favor,   (ii)
          deposits  or  pledges to  secure  payment  of
          workers'      compensation,      unemployment
          insurance,  old age pensions or other  social
          security  obligations and liens of  carriers,
          warehousemen,  mechanics and materiaimen  for
          sums  not  due, in each case arising  in  the
          ordinary  course of business of the Borrower,
          (iii)  liens for taxes, fees, ssessments  and
          governmental  charges  not  delinquent,  (iv)
          liens incurred or deposits or pledges made or
          given   in  connection  with,  or  to  secure
          payment  of, indemnity, performance or  other
          similar bonds, (v) encumbrances in the nature
          of  zoning restrictions, easements and rights
          or  restrictions of record on the use of real
          property and landlord's liens under leases on
          the  premises rented, which do not materially
          detract  from the value of such  property  or
          impair the use thereof in the business of the
          Borrower,  (vi)  capitalized leases  provided
          that  the aggregate annual payments  owed  by
          the Borrower under such capitalized leases do
          not exceed $200,000, and (vii) purchase money
          security  interests, provided that,  (A)  the
          debt  secured thereby is otherwise  permitted
          by  this  Agreement  and  (B)  such  security
          interests   are  limited  to   the   property
          acquired and do not secure debt other than the purchase price of such property.

     b) Borrow any money, or sign any promissory note, except for loans from the Lender and notes to the Lender, and indebtedness secured by liens permitted under a) above.

     c)   Guarantee   any   obligations,   except   the
          endorsement of checks for collection.

     d)   Invest in any other person or entity or  hold
          an  investment  other that (i)  as  presently
          held  in  the Borrower's affiliates, if  any,
          (ii)   investments  in  bank  accounts,  bank
          certificates   of   deposit    or    bankers'
          acceptances  issued  by  any  United   States
          commercial  bank with a combined capital  and
          surplus   and  credit  rating  for  unsecured
          indebtedness  satisfactory  to  the   Lender,
          (iii)   commercial  paper  with  the  highest
          rating  by  Moody's  Investors  Services   of
          Standard  and  Poor's or  readily  marketable
          direct   obligations  of  the  United  States
          government    (and   repurchase    agreements
          relating to such securities), in each case with a maturity or one year or less, and (iv) travel advances to the Borrower's officers and employees in the ordinary course.

     e) Sell any of the Borrower's assets other than inventory in the ordinary course of business.

     f) Consolidate or merge with any other business, acquire the assets of any other business or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution).


     g)   Engage  in any line of business substantially
          different   from   the   Borrower's   current
          business.

     h) Permit the Borrower's net after tax earnings for any fiscal year to be less than $500,000 commencing with the fiscal year ending May
          31, 1997.

     i) Permit the ratio of liabilities (including subordinated indebtedness) to tangible net worth to be more than 1.0 to 1 at any time.

     j) Pay any dividends or otherwise make any distributions on, or redemption's of, any of its outstanding stock.

     "Tangible  net worth" means net worth computed  in
     accordance   with  generally  accepted  accounting
     principles  less the book value of all  intangible
     items  such as goodwill, trademarks, trade  names,
     service   marks,  copyrights,  patents,  licenses,
     unamortized  debt  discount and expenses  and  the
     excess of the purchase price of the assets of  any
     business  acquired by the Borrower over  the  book
     value of such assets and less any receivables  due
     from  officers, managers, directors, shareholders,
     partners,  members or affiliated  corporations  or
     other entities, the cost or value of any leasehold
     improvements,   or   any   organizational   costs.
     "Subordinated   indebtedness"   shall    be    any
     indebtedness of the Borrower that is subordinated to the Borrower's obligations to the Lender on terms and conditions that have been reviewed by and are satisfactory to the Lender. The other accounting terms used above and elsewhere in this Agreement shall be computed or interpreted in accordance with generally accepted accounting principles consistently applied.

12. Right to Charge Checking Account. The Borrower authorizes the Lender to charge the Borrower's checking account with the Lender for any amounts due under the Notes.

13. Events of Default. Each of the following shall be an Event of Default:

     a)   The  Borrower  shall fail  to  pay  when  due
          (whether by acceleration or   otherwise)  any
          amount  owing  on  any  Note  or  any   other
          indebtedness to the Lender that the Borrower owes or has guaranteed and such failure shall continue for more than the period of grace, if any applicable thereto.

     b)   The   Borrower  shall  breach  any   of   the
          Borrower's   other  obligations  under   this
          Agreement and such breach shall continue for five days after the Lender gives the Borrower notice thereof.

      c)  Any  default  shall occur under any  security
          agreement,   mortgage   or   other   document
          securing any Note and such default shall continue for more than the period of grace, if any applicable thereto.

      d)  Any   representation  or  warranty  that  the
          Borrower has made under this Agreement or any other Loan Document shall prove to have been untrue when made.

     e)   The  Borrower  shall (i) become insolvent  or
          unable  to  pay its debts generally  as  they
          mature;  (ii)  make a general assignment  for
          the  benefit  of  creditors; (iii)  admit  in
          writing  its  inability  to  pay  its   debts
          generally as they mature; (iv) consent to the
          appointment of a trustee or receiver for  the
          Borrower  or  for a substantial part  of  the
          property thereof; (v)
          have  an  order,  judgment or decree  entered
          appointing, without its consent, a trustee or
          receiver   for   the  Borrower   or   for   a
          substantial  part   of the property  thereof;
          (vi) file a petition under the United States




          Bankruptcy Code or any other state or federal law relating to insolvency, reorganization, receivership or relief of debtors; or (viii) take any action for the purpose of effecting or consent to any of the foregoing.

     If (i) any Event of Default described in paragraph
     13  e)  shall occur with respect to the  Borrower,
     the  Lender's  commitment to make  Advances  under
     this  Agreement shall automatically terminate  and
     the   Notes  and  all  other  obligations  of  the
     Borrower to the Lender under this Agreement  shall
     automatically become immediately due and  payable,
     or  (ii)  upon  occurrence of any other  Event  of
     Default,  the  Lender  may,  without  giving   the
     Borrower  notice, declare the Lender's  commitment
     to make Advances under this
     Agreement  terminated and/or declare the principal
     balance  of the Notes and all accrued interest  to
     be  immediately due, and, upon the  occurrence  of
     the  events described in either clause (i) or (ii)
     of  this  sentence, the Lender  may  exercise  any
     other  rights and remedies available to the Lender
     by   law   or   agreement.  The  Borrower   hereby
     irrevocably authorizes the Lender to set  off  all
     sums  owing by the Borrower to the Lender  against
     all  deposits  and credits the Borrower  may  have
     with,  and  any  claims  the  Borrower  may   have
     against, the Lender at any time after an Event of default occurs.

14.         Fees  and Expenses: Indemnity. The Borrower
     agrees  to  pay  all  of the  costs  and  expenses
     incurred  by  the  Lender in connection  with  the
     negotiation,  preparation, execution,  perfection,
     administration, amendment, or enforcement of  this
     Agreement and the other Loan Documents, including
     attorney's  fees  and expenses and  internal  time
     charges  reasonably determined by the  Lender  for
     lawyers  employed  by  the  Lender.  The  Borrower
     agrees  to  indemnify the Lender,  its  employees,
     agents   and  independent  contractors  from   all
     actions,  losses, damages and expenses  (including
     attorneys'  fees) arising out of  or  relating  to
     transactions  under  the  Loan  Documents,   which
     obligation  survives  the  termination   of   this
     Agreement   and   includes  expenses   and   costs
     associated with environmental and pollution laws of any kind.




15.   Miscellaneous.

     a) If the Lender does not exercise some right the Lender has against the Borrower, or if the Lender delays in exercising a right, that does not mean that the Lender gives up that right.

     b) No Loan Document can be changed unless the Lender signs a written amendment.

     c) If   any   part   of  the  Loan  Documents   is
        unenforceable,  the rest of   their  provisions
        will still be enforceable.

     d)    The   Lender  may  assign  its   rights   or
        obligations under the Loan Documents or grant participation's therein at any time and share information about the Borrower in connection therewith, without the Borrower's consent.

     e) Except  when  telephonic  notice  is  expressly
        authorized  by  this Agreement, any  notice  or
        other  communication to any party in connection
        with  this  Agreement shall be in  writing  and
        shall  be  sent  by manual delivery,  telegram,
        telex,    facsimile   transmission,   overnight
        courier   or   United  States   mail   (postage
        prepaid) addressed to the Borrower at the
        the address above and to the Lender at the
        address on the signature page hereof,  or  at
        such  other  address as such party shall have
        specified to  the othe party hereto in writing.
        All periods of  notice shall be measured from
        the date of delivery thereof if manually
        delivered, from the date of sending thereof  if
        sent    by   telegram,   telex   or   facsimile
        transmission,  from  the  first  business   day
        after the date of sending if sent by overnight courier, or from four days after the date of mailing if mailed; provided, however, that any notice to the Lender regarding Advances or rates of interest shall be deemed to have been given only when received by the Lender.

     f)   This  Agreement and the other Loan  Documents
        constitute  the entire   agreement between  the
        Lender  and  the Borrower with respect  to  the
        subject   matter  hereof  and   thereof.   This
        Agreement    takes    the    place    of    any
        conversations,  oral agreements and  commitment
        letters  or  other letters between  the  Lender
        and   the   Borrower.  This  Agreement  amends,
        restates,  supersedes and  replaces  the  Prior
        Agreement.  The security agreement between  the
        Borrower  and  RAC  dated  April  28,  1995  as
        assigned  to the Lender remains in  full  force
        and   effect   and  secures  all  amounts   and
        obligations  under this Agreement, except  that
        the   Lender   hereby  releases  its   security
        interest thereunder on all collateral except
         accounts,   contract  rights  and  all   other
         rights  to   payments as set forth in  Section
         I(a) of such security agreement, and all proceeds thereof.



      g) This  Agreement  shall  be  binding  upon  the
         Borrower,  its successors and assigns  (except
         that  the  Borrower may not assign its  rights
         or   delegate  its  obligations  hereunder  or
         under  the  other Loan Documents  without  the
         prior written consent of the Lender) and  upon
         the  Lender and its successors and assigns and
         shall   inure  to  the  benefit  of,  and   be
         enforceable   by,   the   Lender    and    its
         successors, transferees and assigns and also by any person or entity to whom ail or any part may be sold or transferred; provided.
         however, that in the event such sale or transfer covers only part of the Lender's interest, the Lender shall have the right to enforce this Agreement as to the remainder retained and owned by the Lender.

16.  Governing   Law  and  Construction.  THE  VALIDITY,
     CONSTRUCTION AND ENFORCEABILITY OF THIS  AGREEMENT
     AND  THE  NOTES SHALL BE GOVERNED BY THE  INTERNAL
     LAWS  OF  THE  STATE OF MINNESOTA, WITHOUT  GIVING
     EFFECT TO CONFLICT OF LAWS PRINCIPLES THEREOF, BUT
     GIVING EFFECT TO FEDERAL LAWS OF THE UNITED STATES
     APPLICABLE TO NATIONAL BANKS.

17.  Jurisdiction.  AT THE OPTION OF THE  LENDER,  THIS
     AGREEMENT  AND  THE OTHER LOAN  DOCUMENTS  MAY  BE
     ENFORCED  IN ANY FEDERAL COURT OR MINNESOTA  STATE
     COURT   SITTING  IN  HENNEPIN  OR  RAMSEY  COUNTY,
     MINNESOTA;  AND  THE  BORROWER  CONSENTS  TO   THE
     JURISDICTION  AND  VENUE OF  ANY  SUCH  COURT  AND
     WAIVES  ANY ARGUMENT THAT VENUE IN SUCH FORUMS  IS
     NOT     CONVENIENT.  IN  THE  Event  THE  BORROWER
     COMMENCES  ANY  ACTION IN ANOTHER JURISDICTION  OR
     VENUE  UNDER  ANY TORT OR CONTRACT THEORY  ARISING
     DIRECTLY   OR  INDIRECTLY  FROM  THE  RELATIONSHIP
     CREATED  BY  THIS AGREEMENT, THE  LENDER  AT   ITS
     OPTION   SHALL  BE  ENTITLED  TO  HAVE  THE   CASE
     TRANSFERRED  TO  ONE  OF  THE  JURISDICTIONS   AND
     VENUES   ABOVE-DESCRIBED,  OR  IF  SUCH   TRANSFER
     CANNOT  BE ACCOMPLISHED UNDER APPLICABLE  LAW,  TO
     HAVE SUCH CASE DISMISSED WITHOUT PREJUDICE.

18.  Waiver of Jurv Trial. EACH OF THE BORROWER AND THE
LENDER
     IRREVOCABLY WAIVES ANY AND ALL RIGHT TO  TRIAL  BY
     JURY  IN  ANY LEGAL PROCEEDING ARISING OUT  OF  OR
     RELATING  TO  THIS AGREEMENT AND  THE  OTHER  LOAN
     DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED  HEREBY
     OR THEREBY.


Agreement by signing the enclosed copy of this letter and returning it to the undersigned.


Very truly yours,

FIRST BANK NATIONAL ASSOCIATION

By


Address:
2383 University Ave.
St. Paul, MN  55114
Fax: (612) 647-3530

Accepted this         day of
     ,199

BORROWER:


Ault Incorporated

By

Its


                    Ault Incorporated

   Borrowing   Base  Certificate  for  the  period   ended
       ,199
       This Borrowing Base Certificate is delivered  in
accordance with the Letter Loan Agreement dated  as  of
January      ,      1997  between First  Bank  National
Association (the "Lender") and Ault Incorporated  ("the
Borrower"). Capitalized terms used herein which are defined in the Loan Agreement shall have the meanings set forth for such terms therein. All amounts are as of the date shown above except as otherwise stated herein.

        I certify that the following amounts were correctly determined according to the Loan Agreement:

Total  Receivables                     $             (A)

Receivables 90 + Days               $
Affiliated receivables              $
Foreign receivables                 $
10% Rule                            $
Other ineligible                    $

Total Ineligible                       $             (B)

Eligible Receivables (A)-(B)           $             (C)

Receivables Base (80% of (C))          $             (D)

Maximum Amount of Advances             $2,000,000 (E)

Outstanding   Advances                 $             (F)

Availability: Lesser of(D) or(E) minus
  minus (F)                            $             (G)
I  hereby  certify  that all payroll  and  unemployment
taxes are current as of this date.
  For the purpose of inducing the Lender to extend
credit  to the Borrower pursuant to the Loan Agreement,
the   Borrower  hereby  certifies  that  the  foregoing
information  is true and correct in all  respects.  The
Borrower further certifies that all amounts outstanding under the Revolving Note were properly authorized for the benefit of the Borrower and constitute obligations of the Borrower in accordance with the terms of the Loan Agreement. The Borrower further certifies that no circumstances or conditions exist at the date of the Borrowing Base Certificate which constitutes an event of Default.


                          Ault Incorporated

                          By:

                          Name:

                          Title:


                          Dated:           199

                  Ault Incorporated

Compliance Certificate for the period ended     ,199

       This Compliance Certificate is delivered in accordance with the Letter Loan Agreement dated as of January , 1997 between First Bank National Association
(the  "Lender") and Ault Incorporated (the "Borrower").
Capitalized terms used herein which are defined in the Loan Agreement shall have the meanings set forth for such terms therein. All amounts are as of the date shown above except as otherwise stated herein.

        I certify that the following amounts were correctly determined according to the Loan Agreement:

Covenant Compliance                             ACTUAL

Net Earnings after Taxes (minimum $500,000
as of May31, 1997)

Liabilities To Tangible Net Worth
(max. 1.0 : 1)

      I hereby certify the actual status of the above agreed upon loan covenants as of this date.

     For  the purpose of inducing the Lender to  extend
credit  to the Borrower pursuant to the Loan Agreement,
the   Borrower  hereby  certifies  that  the  foregoing
information  is true and correct in all  respects.  The
Borrower further certifies that all amounts outstanding
under the Notes were properly authorized for thebenefit
of  the  Borrower  and constitute  obligations  of  the
Borrower  in  accordance with the terms  of   the  Loan
Agreement.  The  Borrower  further  certifies  that  no
circumstances     or conditions exist at  the  date  of
the Compliance Certificate which constitute an Event of Default.


                                     Ault Incorporated

                                     By:

                                     Name:

                                     Title:

                                     Dated:        199



                         Exhibit   A  to  Letter   Loan
                         Agreement


                        PROMISSORY NOTE

$2,000,000                              January     1997


FOR    VALUE   RECEIVED,   AULT   INCORPORATED     (the
"Borrower") hereby
promises  to  pay to the order of FIRST  BANK  NATIONAL
ASSOCIATION  (the "Lender") the principal  sum  of  TWO
MILLION AND NO/100 DOLLARS
($2,000,000) or, if less, the unpaid principal of all amounts advanced hereunder, together with interest
(calculated on the basis of actual days elapsed and a year of 360 days) on the unpaid principal balance hereof at the rate or rates set forth below.
Payments will be made to the Lender at its office at St. Paul, Minnesota or at such other place as the Lender may from time to time hereafter designate to the Borrower in writing in immediately available, lawful money of the United States of America.

INTEREST RATE

The unpaid principal balance hereof from time to time outstanding shall bear interest at a floating rate per annum equal to the "Reference Rate" of the Lender. In the event of any changes in the Reference Rate, the rate applicable hereto shall change effective as of such change in the Reference Rate. The Reference Rate is the rate publicly announced by the Lender from time to time as its Reference Rate; the Lender may lend to its customers at rates that are at, above or below the Reference Rate.

Upon the happening of any Event of Default the unpaid balance of this Note shall, at the option of the Lender, thereafter bear interest until paid in full at a rate per annum equal to the rate of interest applicable immediately prior to such Event of Default plus 2.0%.

PROCEDURE FOR ADVANCES

Until the final maturity of this Note, the Borrower may from time to time request an advance (an "Advance") hereunder (in minimum amounts of $10,000 or integral multiples thereof) and repay and, upon repayment, reborrow, provided that the aggregate unpaid principal amount f all Advances hereunder shall never exceed
$2,000,000 at any time. In order to request an Advance hereunder the Borrower shall give the Lender written notice of the requested Advance which must be received by the Lender not later than 10:00 a.m. local time on the date of the requested Advance. In giving such notice the Borrower shall specify the amount and the date for the requested Advance. The Lender shall not be obligated to make any Advance hereunder at any time when any Event of Default, or any event which with the passage of time or the giving of notice, or both, would become an Event of Default, exists. The making of any Advance shall also be subject to the terms, conditions and limitations of the Loan Agreement (defined below), and in the case of any conflict between the terms of this Note and the Loan Agreement with respect to the making of any Advance, the terms of the Loan Agreement shall prevail.

REPAYMENT

The principal hereof is payable in full on October
1,1997.

Interest shall be payable monthly in arrears on the first day of each month commencing February 1, 1997, and at final maturity.

This Note may be prepaid by the Borrower at any time in whole or from time to time in part (in minimum partial payments of at least $10,000) without premium or penalty. Any prepayment shall be applied first against accrued and unpaid interest and the balance shall be applied to principal.

PAYMENT DATES

The  Lender  is  authorized to charge any  account  the
Borrower maintains with the Lender for payment  of  any
amount  owing  on  this Note when  due.   Whenever  any
payment to be made on this Note shall be stated  to  be
due  on  a  Saturday,  Sunday or  legal  holiday,  such
payment  shall be made on the next succeeding  business
day  and  such  extension of time, in  the  case  of  a
payment  of  principal,  shall  be  included   in   the
computation of any interest on such principal payment.

OTHER AGREEMENTS

This Note is issued pursuant to a Letter Loan Agreement of even date herewith(as the same may hereafter be amended, modified or supplemented, or any agreement entered into in substitution or replacement thereof, the "Loan Agreement") between the Borrower and the Lender and is secured pursuant to a Security Agreement of even date herewith, as well as other security agreements (as the same may hereafter be amended, modified or supplemented, or any agreement entered into in substitution or replacement therefor, the "Security
Agreement") given by the Borrower to the Lender.

EVENTS OF DEFAULT: REMEDIES OF LENDER

The  occurrence  of any one or more  of  the  following
events  shall constitute an Event of Default, and  upon
the  occurrence of any Event of Default the Lender  may
declare  this Note to be, and the same shall  forthwith
become, immediately due and payable and the Lender  may
exercise  all  rights  and  remedies  under  the   Loan
Agreement   and  theSecurity  Agreement  and   as   may
otherwise be allowed by law:

(a) The Borrower shall fail to make any payment of principal or interest hereon when due.

(b) The Borrower shall fail to comply with any other term of this Note.

(c) Any default shall occur under the terms of the Loan Agreement or the the Security Agreement and shall continue for more than the period of grace, if any, applicable thereto.

If  any Event of Default occurs the Borrower     agrees
to pay all costs of collection, including attorneys' fees, and the Lender shall have the right to set off any indebtedness of the Lender to the Borrower against the indebtedness on this Note.

OTHER TERMS

This Note cannot be amended or modified, or any provisions hereof waived, except pursuant to a writing signed by the Lender. The Lender does not, by failing to exercise or delaying in exercising any right against the Borrower give up that right. The Lender has no obligation to renew or extend this Note. If part of this Note is unenforceable, the rest of it will still be enforceable. The Lender may assign this Note or grant participations herein at any time without the Borrower's consent and share information about the Borrower in connection therewith.

THE  VALIDITY, CONSTRUCTION AND ENFORCEABILITY OF  THIS
NOTE  SHALL  BE GOVERNED BY THE INTERNAL  LAWS  OF  THE
STATE  OF  MINNESOTA, WITHOUT GIVING EFFECT TO CONFLICT
OF LAWS PRINCIPLES THEREOF BUT GIVING EFFECT TO FEDERAL
LAWS OF THE UNITED STATES APPLICABLE TO NATIONAL BANKS.

AT  THE  OPTION OF THE LENDER THIS NOTE MAY BE ENFORCED
IN  ANY  FEDERAL COURT OR MINNESOTA STATE COURT SITTING
IN   HENNEPIN  COUNTY,  MINNESOTA;  AND  THE   BORROWER
CONSENTS  TO  THE JURISDICTION AND VENUE  OF  ANY  SUCH
COURT AND WAIVES ANY

ARGUMENT  THAT  THE  VENUE  IN  SUCH  FORUMS   IS   NOT
CONVENIENT.   IF THE BORROWER COMMENCES ANY  ACTION  IN
ANOTHER  JURISDICTION  OR  VENUE  UNDER  ANY  TORT   OR
CONTRACTTHEORY ARISING DIRECTLY OR INDIRECTLY FROM  THE
RELATIONSHIP  CREATED BY THIS NOTE, THE LENDER  AT  ITS
OPTION  SHALL BE ENTITLED TO HAVE THE CASE  TRANSFERRED
TO   ONE   OF  THE  JURISDICTIONS  AND  VENUES   ABOVE-
DESCRIBED,  OR, IF SUCH TRANSFER CANNOT BE ACCOMPLISHED
UNDER  APPLICABLE  LAW,  TO HAVE  SUCH  CASE  DISMISSED
WITHOUT PREJUDICE.

EACH  OF THE BORROWER AND THE LENDER, BY ITS ACCEPTANCE
OF  THIS NOTE, IRREVOCABLY WAIVES ANY AND ALL RIGHT  TO
TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR
RELATING  TO  THISNOTE OR THE TRANSA~IONS  CONTEMPLATED
HEREBY.

The Borrower hereby waives presentment for payment, notice of dishonor, protest and notice of protest.

                                   AULT INCORPORATED

                                   By

                                   Title