Form 10-K
period 1997-06-01
AULT INC
filed 1997-09-02
CIK 723639

45


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.   20549

                                 FORM 10-K

(Mark One)
[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED JUNE 1, 1997


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.      [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $34,191,835 based upon the ending price of the Company's common stock on the NASDAQ National Market Issues on July 31, 1997, multiplied by the number of outstanding shares of the Company held by persons other than officers, directors and 10% or more shareholders referred to in the "Security Ownership of Principal Shareholders and Management" table referred to under Item 12 herein.

On August 10, 1997, there were outstanding 4,089,233 shares of the Registrant's common stock.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held on September 29, 1997 is incorporated by reference into Part III of this Form 10-K.

The Form 10-K consists of 47 pages. The Exhibit Index is located on page 42



                             AULT INCORPORATED

                                 FORM 10-K
                  FOR THE FISCAL YEAR ENDED JUNE 1, 1997

                                  PART I


ITEM 1. BUSINESS

(a)  General Development of Business

Ault Incorporated (herein "Ault" or "Company") was incorporated under the laws of the State of Minnesota in 1961. The Company designs, manufactures, and markets a line of external power conversion products and is the largest U.S. based independent supplier of such products to original equipment manufacturers (OEMs) of data communications equipment, telecommunications equipment, portable medical equipment, and microcomputers and related peripherals.

(b)  Financial Information About Industry Segments

The Company operates in only one industry segment - the manufacture and sale of power conversion devices. Financial information regarding this segment is presented in the financial statements under Item 8 herein.

(c)  Narrative Description of the Business

Ault's power conversion products are used to adapt AC wall current to provide a source of power at various levels up to 90 watts for a wide variety of electronic equipment. Most of the Company's products are located outside the equipment they power as wall plug-in or as in-line components and are generally referred to as external power conversion products. A small portion of the Company's products are located inside the equipment they power, when this feature is required by OEM customers, and are generally known as internal power conversion devices. External power conversion products, in contrast to more widely used internal power conversion devices, enable designers of electronic equipment to remove heat and hazardous voltages from the end product thereby allowing the end product to function more safely and effectively. Also, by removing the power conversion feature from inside the end product, the OEM is afforded greater flexibility in designing and styling. These advantages have particular application in the Company's target markets where advances in semiconductor technology have reduced power requirements of many items of equipment to levels supplied by the Company's products, where rapid growth and strong competition have resulted in competitive pressure to bring new products to market quickly, and where there is increasing emphasis on smaller and portable products that perform increasingly sophisticated functions. Ault's business strategy is to offer OEMs in these markets an expanding line of high quality power conversion products and devices, related design engineering and flexible customer services.

(1)     Products

   Ault's product line includes the four major types of external power conversion products: switching power supplies, linear power supplies, battery chargers and transformers. The Company's power conversion products are capable of providing power at virtually all output levels which OEMs expect from an external product. The Company's design and application engineers work closely with customers to assure that these products are appropriately customized to meet each OEM customer's precise power conversion product requirements.


   The following table summarizes the proportion of sales of the each of the Company's four major product categories for its last three fiscal years ended June 1, 1997

                                    Sale of Products by Category
                                    as a Percentage of Total Sales

                                         Years Ended
   Product Type                June 1,     June 2,      May 28,
                                  1997        1996         1995

   Switching Power                  42          37           31
   Supplies
   Linear Power Supplies            16          19           22
   Transformers                     34          38           42
   Battery Chargers                  8           6            5

   Total                          100%        100%         100%

   Power Supplies. The Company's power supplies provide the entire power conversion systems for electronic equipment in power outputs ranging from 1 to 90 watts. These products contain a component level transformer, which reduces the voltage level, as well as other circuit and components which convert AC to DC and, in most cases, maintain voltage within specific limits.

   * Switching Power Supplies. According to a study conducted by Heath Resource Group (the "Heath Study"), the market for switching power supplies is the fastest growing segment of the overall external power conversion product market as reflected in the increasing percentage of these products sold by the Company during the past three years. Switching power supplies use switching transistors to convert power from AC to DC and are more energy efficient and considerably smaller and lighter in weight than linear units with comparable power outputs. For power requirements exceeding 12 watts, switching power supplies are generally more cost effective. The company currently manufactures these products up to 90 watts of power. The application in which these products are currently used include telecommunications products, data communications products, modems computers and computer peripherals, medical equipment, microprocessor controlled systems, security systems, automatic teller terminals, test equipment and multiplexers.

      The Company's switching power supply products include a family of universal input power supplies which provide output power from input power sources ranging from 90 to 265 volts. This family of power supplies can be used in virtually any country for applications such as local area networks ("LANs"), printer and fiber optic links. Building on this technology, the Company also recently introduced a family of universal input switching power supplies designed specifically for medical markets. With this addition, the Company believes it offers the widest range of external switching power supply products currently available for medical applications.

     The Company also manufactures internal switching power supplies, but
     only when                 providing such products enhances a
     relationship with a significant customer.

     New High Density Switching Power Supplies. During fiscal 1997, the Company introduced new product families based upon patented high density conversion technology. This technology will enable the Company to offer switching power supply products less than one-half the size of existing switching power supplies providing comparable power output. The Company recently introduced a family of high density switching power supplies providing approximately 45 watts of power and the Company expects shortly to introduce a new high density switching power supply product family which will offer approximately 80 watts of power. In addition, using its new high density technology, the Company also expects to introduce soon a family of switching power supplies capable of power outputs in excess of 100 watts. The Company believes that the addition of this product line will enable it to compete for product applications currently not served by the Company or its competitors.

   * Linear Power Supplies. Linear power supplies are larger and generally less expensive than switching power supplies because their design is based on technology employing steel laminations with windings of copper wire rather than switching transistors. Linear power supplies tend to be used when the wattage output required is relatively low. Ault manufactures linear power supplies that provide up to 11 watts of regulated power and 70 watts of unregulated power. The Company's linear power supplies are used in a variety of applications, including modems, telecommunications products, local area networks, microprocessor controlled systems, test equipment and multiplexers.

   * Transformers. The Company manufactures a wide variety of wall plug-in transformers, as part of its full range of power conversion products. These transformer are used primarily in applications where OEMs desire to remove heat, electromagnetic interference and weight from electronic equipment, while incorporating the rest of the power conversion systems within the product. These products reduce AC voltage from approximately 110 volts (230 volts in some countries) down to lower voltage that range from 5 to 60 volts AC. In response to customer specifications, the Company also sells highly customized transformers that operate within stringent power output tolerances. The manufacture of such custom transformers is, a capability not provided by most of the Company's competitors. The Company's transformers are utilized in a broad spectrum of applications, including modems, telephone sets, multimedia products and scanners.

   * Battery Chargers. Ault has been an innovator in battery charging technology since the early 1980s. Ault specializes in providing custom designed, advanced solutions for manufactures of portable and battery powered equipment. Applications for the Company's battery chargers include medical devices, mobile telecom devices, notebook computers, global positioning equipment and radio frequency communications products.

     The Company's products serve the entire range of widely used battery chemistries such as nickel cadmium, sealed lead acid, gel cell and nickel-metal hydride. In addition, the Company has developed battery chargers for the particular requirements of emerging battery chemistries such as zinc air, lithium ion and lithium polymer. The Company is committed to supporting these new emerging chemistries and to developing battery charger products to be introduced as these new battery chemistries become commercially accepted.

     The Company sells primarily "smart" battery chargers as distinguished from trickle chargers. Smart charger products used integrated circuits to control various charging characteristics while allowing for fast charge time and extended battery life. Trickle charging is typically used for slow (8 to 10 hours) charging and/or standby battery maintenance.

     The Company believes that the demand for high quality battery chargers will continue to increase to accommodate the growing sophistication of portable electronic equipment.

(2)     Markets and Customers

     The following table presents applications of the Company's various power conversion products.

<
   Product Type     Market Segment        Applications

   Switching Power  Data communications   Cable modems
   Supplies         Data communications   Retail scanners
                    Medical               Instrumentation
                    Computer peripherals  and Test equipment
                                          Network router

   Linear Power     Telecommunications    Business PBX
   Supplies         Telecommunications    Wireless telephones
                    Data communications   Business modems

   Transformers     Telecommunications    Telephones
                    Data communications   PC modems
                    Computer peripherals  Multimedia speakers


   Battery          Medical               Defibrillators
   Chargers         Telecommunications    Apnea monitors

                                          Global positioning


     The Company's marketing efforts are directed primarily toward OEMs producing non-consumer electronic equipment for telecommunications, computer peripheral and medical applications. These vertical markets are characterized by trends toward smaller, portable products capable of performing increasingly sophisticated functions, as well as intense competitive pressure to rapidly introduce new products and product enhancements. Based on its expertise in customizing a broad range of products to meet customer requirements, the Company believes it is well positioned to serve the needs of its OEM customers as they respond to these trends and competitive factors.

     Historically, the most significant market for the Company's products has been OEMs of telecommunications equipment, and in fiscal 1997 sales in this market represented approximately 30% of net sales. Presently, the company's products power network termination equipment (devices which interface between telephone network and the customer's PBX or other telephone system), line conditioning equipment (devices which prepare telephone lines for the transmission of computer generated data), and various items of equipment ancillary to business telephones, including speaker phones, automatic dialers, callers identification units and alpha numeric displays.

      An equally significant market for the Company is OEMs of data communications equipment, and in fiscal 1997 sales in this market also represented approximately 30% of net sales. In this market Ault's products are principally being used to power a number of low to medium speed modems and multiplexers (equipment which enables the simultaneous transmission of multiple channels of information over the same telephone line).


     The Heath Study estimates that the combined telecommunications/data communications market is currently growing at an annual rate of approximately 30%. Recognizing this trend, the Company is devoting a significant portion of its product development effort to new products for applications in this combined market, and is developing several new product families which it expects to introduce within the next two years.

     In fiscal 1997 approximately 25% of the Company's net sales were to OEMs of computers and computer peripherals such as digitizers, printers, plotters, portable terminals, point of sales scanners and optical character readers, LAN hardware and multimedia speakers for computer applications.

     Approximately 15% of net sales in fiscal 1997 were to OEMs of portable medical equipment such as infusion pumps, patient monitoring systems, apnea monitors, and portable terminals for patient history input diagnostics.

(3)  Design Engineering and Product Development

     Design engineering teams at the Company's facilities in the United States and South Korea are responsible for developing new power conversion products and customizing existing products to meet customer needs. The Company has an engineering staff of 33 and over the last three fiscal years has spent an average of at least 4.4% of revenues on product engineering. The Company's product development activities are divided equally between developing products to satisfy customer needs and new products based upon anticipated customer needs and market trends. New product development opportunities are evaluated based upon criteria such as global market potential, return on investment and technological advantages. The Company believes that its collaborative efforts with customers, combined with its forward-looking concern for power technology and market trends, have enabled it to gain a reputation as a leading innovator of new external power conversion products.

     Reflecting an increased emphasis on new product development during the past years, the Company developed and introduced 18 new products n 1997 and 15 new product families in 1996. More than 36 product families are currently in various stages of development. The company expects to introduce approximately 20 product families during fiscal 1998.
Anticipating continued growth of approximately 30% annually in the switching power supply segment of the power conversion product market, about half of the new products under development are switching power supplies.

     In December 1995, the Company purchased a U.S. patent for high density power conversion technology which it is using to develop families of power supplies that will provide output comparable to the Company's existing power supplies that are more than twice as large. This technology served as a platform for the introduction in fiscal 1997 of a family of high density switching power supplies providing approximately 45 watts of power and a series of external power supply products providing 80 watts of power. The Company expects soon to offer a new series of external power supply products which will provide approximately 100 watts of power. To the Company's knowledge, none of its competitors currently offers powers supplies comparable in size and price to these high density switching power supplies. The Company believes that these higher output products will enable it to compete for new electronic equipment applications that traditionally have been outside the range that could feasibly be powered by external products. See "Patents."

     Other product development efforts currently underway at the Company include the development of products tailored to the needs of European markets and the development of low cost AC to DC transformers and AC to DC linear power supplies.

(4)  Sales and Distribution

     The Company markets its products primarily in the U.S. and Canada through a network of 20 manufacturer representatives employing approximately 115 salespersons, each of whom represents, in addition to Ault's products, several complementary product lines manufactured by others. The Company also sells through six national distributor organizations which employ over 200 salespersons. The Company selects representatives based upon their industry knowledge as well as account expertise with products that are synergistic with the Company's products. Individual salespersons are trained, mentored and technically assisted by the Company's application engineers and other sales administration staff. Any reduction in the efforts of these manufactured representatives or distributors could adversely affect the Company's business and operating results.

     The Company begins the sales process by identifying a potential customer or market; researching the target or potential customer's total business, product and strategic needs; and then preparing a total solution proposal that includes engineering, product development, safety agency approvals, logistics and project development processes, coordinating pilot runs and assisting OEMs with their product introductions. Among the logistics services provided by the Company are warehousing and shipping of finished products and customs clearance in order to facilitate just-in-time production schedules.

     The Company focuses its selling efforts primarily on OEMs in the U.S. and Canada. Many of the larger OEM customers of the Company manufacture and sell their products globally. As a result, the Company has extended its presence to markets throughout the world.

     To date, the Company's sales in the Pacific Rim have been limited and made primarily to customers in South Korea. In fiscal 1997, the Company reached an agreement, with a well-recognized sales representative organization in Japan which will sell the Company's product in Japan and most Pacific Rim countries other than South Korea. Certain of the Company's products have already obtained required MITI approvals in Japan and sales promotion in Japan began during the second half of fiscal 1997.

     The Company currently markets its products in Europe through a network of distributors (with a total of approximately 15 salespersons) with products and promotional methods tailored for this market. Sales in Europe during fiscal 1996 and 1997 were, respectively, 6.4% and 11.1% of total net sales for these periods. The Company intends to expand its marketing efforts in Europe during fiscal 1998 by introducing specially designed products it has developed for that market.

(5)  Safety Agency Certificates

     The power conversion system is potentially the most hazardous element in most electronic equipment because the power supply modifies standard power to a level appropriate for such equipment. Virtually all of the Company's customers require that the power conversion products supplied by the Company meet or exceed established international safety and quality standards, since many of the Company's products are used in conjunction with equipment which are distributed through the world. In response to these customer requirements, the vast majority of the Company's products are designed and manufactured in accordance with certification requirements of many safety agencies, including Underwriters Laboratories Incorporated ("UL") in the United Stares; the Canadian Standards Association (CSA) in Canada; Technischer Uberwachungs-Verein `(TUV") in Germany; the British Approval Board for Telecommunication "(BABT") in the United Kingdom; and, the International Electrotechnical Committee ("IEC"), a European standards organization. In addition, some of the Company's products have also received Japanese MITI approval. Whenever safety standards dictate, the Company manufactures its product to conform to FCC Class B requirements which regulate the levels of electronic magnetic interference that may be emitted by electronic equipment. Unlike most of its competitors, the Company is a certified test laboratory for UL and CSA and is able to conduct most certification tests at its facility in Minneapolis. This procedure reduces the time required to obtain safety certifications. The Company's Minneapolis facility is certified to ISO 9001 and the Company's South Korea facility is certified to ISO 9002.

(6)  Innovative Team Approach

     In 1993, the Company moved to a team-based organizational structure consisting initially of four teams which were recently increased to six teams. The Company's customer base is divided into six geographical regions with a specific Ault team assigned to manage the needs of customers in each region. Each team is headed by a coordinator selected by the president and an assistant coordinator who is elected annually by the team. The teams consist of people from all areas of the business, including salespersons from manufacturer representative organizations and national distributors as well as the Company's own production personnel, engineers, technicians, administrative personnel and others. Guided by a written statements of corporate values, these teams are charged with responsibility for all aspects of the customer relationship, including sales, manufacturing, design engineering and other support functions with a view to achieving continuous improvements in customer service. The Company believes that its innovative implementation of this team-based organizational structure provides competitive advantages by increasing communication with customers as well as facilitating responsiveness to the needs of the Company's diverse worldwide customer base. Ault received recognition for its innovative approach from the trade publication of the American Manufacturing Association.

(7)  Competition

     The Company competes primarily with various manufacturers of external power conversion products. The industry is highly fragmented, with manufacturers generally focusing their marketing on specific segments. The Company has experienced strong competitions from Taiwanese-based manufacturers that are principally based on price. Many of these competitors have a smaller presence in the external conversion market than the Company, although several are engaged in more than one business and have significantly greater financial resources.

     No single company dominates the overall external power conversion product market, and the Company's competitors vary depending upon the particular power conversion product category. The companies with which Ault competes most directly in each of its major product categories are:
Leader Electronics, Inc. and Golden Pacific Electronics, Inc. for transformers; Dee Van Enterprise Co., Ltd and Sino American Electronics Company., Ltd. for linear power supplies; Portrans Electrical Corp., Ltd. and Phihong Enterprise Co., Ltd. for switching power supplies; and Engineering Design Sales, Inc. and Xenotronics Company for battery chargers.

     Recently, a number of electronic equipment manufacturers have dismantled or spun off their power supply operations. While this change created greater opportunities in the merchant market where the Company competes, certain of these spin-offs have created large power supply manufactures with the state-of-the-art manufacturing facilities. Most of these newer companies are now focusing on the internal power supply market and/or continue to sell exclusively to a single customer. These companies, some of which enjoy far greater resources than Ault, could focus on external power conversion products and/or expand into the same electronic markets in which the Company now competes, thus intensifying competitions.

     The Company competes on the basis of the quality and performance of its products, the breadth of its product line, customer service, dependability in meeting delivery schedules, design engineering services, and price. The Company believes it is currently one of a small number of companies that design, manufacture and obtain certifying agency approvals for the full range of external power conversion devices which OEMs consider in designing their electronic product.

     The Company provides a total solution approach to OEM's entire external power conversion product needs through its commitment to reliable partnerships and its delivery of high quality products supported by solution oriented design engineering. In addition, the presence of Ault Korea and Ault China and the expanding arrangements with manufactures in China and Thailand provide the Company with additional strength to compete effectively when price is the primary consideration.

     Internal power conversion products continue to be used for most electronic equipment, and as a result the Company experiences competition from numerous companies providing such internal products, including both OEMs and independent suppliers. With the trend toward lower power requirements in portable electronic equipment and with the increasing availability of smaller, competitively-priced internal switching power supplies, certain customers of the Company may choose to return to internal power supplies in place of the external power conversion products they currently purchase. In response to this competition, the Company stresses the several advantages of external power conversion products, which generally can be obtained with only a relatively small increase in unit cost.

(8)  Manufacturing and Sources of Supply

     The Company's manufacturing operations consist of assembly and integration of electronic components to meet product specifications and design requirements for a variety of power conversions applications. Manufacturing is currently conducted at the Company's facility in Minneapolis, Minnesota (which accounted for 19% of 1997 net sales); at the Ault Korea facility near Seoul, South Korea (which accounted for 30% of 1997 net sales); at newly formed subsidiary, Ault China, which had no significant sales contribution in fiscal 1997; and at three locations in China and Thailand using manufacturing subcontractors (which accounted for 51% of 1997 net sales). Ault typically manufactures prototypes and low volume products at its facilities in Minneapolis, Minnesota. Ault Korea is and Ault China will be equipped to manufacture substantially all of the Company's products.


     A number of the components and raw material integral to the manufacture of the Company's products are purchased from a single supplier or a limited number of suppliers. Electronic components and raw material used in the Company's products are nevertheless generally available from a large number of suppliers, although from time to time shortages of particular items are experienced.

     Quality and reliability are emphasizes in both the design and manufacture of the Company's products. This emphasis is reflected in the ISO 9001 certification of the Company's Minneapolis facility in 1991 and the ISO 9002 certification of its South Korea facility in 1996. The Company tests 100% of its finished products against its own customers' specifications, then ships the products in custom engineered protective packaging to minimize any damage during shipment.

     In addition to its internal production capabilities, the Company established manufacturing arrangements with one subcontractor in Thailand and two in China for the manufacture of higher volume external power conversion products. The Company does not have long term commitments from the subcontractors and the subcontractors build product for the Company pursuant to individual purchase orders. The Company selects its subcontract manufacturers based upon their ability to produce high quality products, the sufficiency of their engineering capabilities to support products being manufactured; and their ability to meet required delivery times. In addition, each of the Company's subcontract manufacturers is regularly reviewed by the Company's Taiwanese-based Director of Far East Operations with respect to product quality and other performance criteria.


(9)  Significant Customer and Backlog

     The Company sells its products to over 200 customers and it is the Company's objective to maintain a diversified customer base and to avoid, where practicable, dependence upon a single customer. In fiscal 1997, however, one customer accounted for 14.5% of the Company's net sales.

     The Company enters into buying commitments and other scheduling agreements with certain customers. For its larger customers, these agreements allow for order increases and decreases within scheduled limits and include cancellation charges for completed and in-process products and procured materials. Most products are shipped within 4 to 10 weeks of an order. Order backlog at August 7, 1997 was $15,196,000 as compared to $15,801,000 on August 3, 1996.

(10) Warranties

        The Company provides up to a three-year parts and labor warranty against defects in materials or workmanship on all of its products. Servicing and repairs are conducted at the Company's manufacturing facilities in Minneapolis and South Korea. The Company's warranty expenses have not been significant.

(11) Patents

     The Company holds four patents, three of which it no longer considers significant. The fourth patent, acquired in December 1995, covers high density power conversion technology ("high density patent") which is enabling the Company to offer external switching power supplies less than one-half the size of current power supply products with comparable power outputs.

     The high density patent was issued by the United States Patent Office in 1994 and the original applicant did not pursue patent protection in foreign countries. Since the high density patent was issued prior to its being assigned to the Company, the Company is precluded from seeking patent protection in most foreign countries. For that reason, some of its competitors may use this type of technology for products manufactured and sold outside the United States. Also there can be no assurance that the scope of the high density patent will prevent competitors, many of whom have greater financial and other resources, from introducing competitive products or from challenging the validity of the high density patent.

(12) Seasonality

     As indicated in ITEM 8(b) SUPPLEMENTAL FINANCIAL INFORMATION, net sales of the Company have reflected a certain degree of seasonality. The Company's first quarter falls during the summer months and during the first quarter of fiscal 1996 and fiscal 1997, the Company recorded the lowest quarterly levels of sales followed by increased sales in successive quarters. The Company attributes this seasonality to the buying patterns of its customers, the timing of industry trade shows where new products are introduced and to other factors. The Company believes that similar seasonality trends will be experienced in the future.

(13) Employees

     As of August 4, 1997, the Company employed approximately 367 full-time employees. Of this number, approximately 288 were engaged in manufacturing (113 in Korea, 67 in Minneapolis, and 108 in China); 26 in engineering, and 53 in marketing, general and administrative positions of which 37 were in Minneapolis, Minnesota, 11 in Korea, 4 in China and 1 in Taiwan.

     None of the Company's employees are represented by a labor organization and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are good.

(14) Executive Officers of the Registrant

Certain information with respect to the executive officers of the Company is set forth:

                                                                Officer
     Name              Age  Position; Former Employment         Since

     Frederick M.      54   President and Chief Executive       1980
     Green                  Officer and Director
     Carlos S.         60   Vice President, Treasurer, Chief    1981
     Montague               Financial Officer and Assistant
                            Secretary
     Richard A.        51   Secretary                           1995
     Primuth
     Hokung C. Choi    57   Vice President - Far East           1989
                            Operations
     Gregory L.        44   Vice President - Marketing          1988
     Harris

(15) Risk Factors

     The following risk factors are relevant to an understanding of the business matters discussed herein.

* Technological Change and New Product Development. The electronic equipment market is characterized by rapidly changing technology and short product life cycles. The Company's future success will continue to depend upon its ability to enhance its current products and to develop new products that keep pace with technological developments and respond to changes in customer requirements. Any failure by the Company to respond adequately to technological changes and customer requirements or any significant delay in new product introductions could have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that new products to be developed by the Company will achieve market acceptance.

* Dependence on Outside Contractors. The Company currently depends on third parties located in foreign countries for a significant portion of the manufacture and assembly of certain of its products. The Company's reliance on such outside contractors reduces its control over quality and delivery schedules. While the Company takes an active role in overseeing quality control with its third party manufacturers, the failure by one or more of these subcontractors to deliver quality products or to deliver products in a timely manner could have a material adverse effect on the Company's operations. In addition, the Company's third-party manufacturing arrangements are short term in nature and could be terminated with little or no notice. If this happened, the Company would be compelled to seek alternative sources to manufacture certain of its products. There can be no assurance that any such attempts by the Company would result in suitable arrangements with new third-party manufacturers.

* Dependence on Key Personnel; Management of Growth. The Company's success depends in part upon the continued services of many of its highly skilled personnel involved in management, engineering and sales, and upon its ability to attract and retain additional highly qualified employees. The loss of service of any of these key personnel could have a material adverse effect on the Company. The Company does not have key-person life insurance on any its employees. In addition, the Company's future success will depend on the ability of its officers and key employees to manage growth successfully and to attract, retain, motivate and effectively utilize the team approach to manage its employees. If the Company's management is unable to manage growth effectively, the Company's business and results of operations could be adversely affected.

* Anti-takeover Considerations. Certain anti-takeover provisions of the Minnesota Business Corporation Act and the ability of the Board of Directors to issue preferred stock without stockholder approval under the Company's Right Plan may have the effect of delaying or preventing a change in control or merger of the Company. These provisions could delay, discourage, hinder or preclude an unsolicited acquisition of the Company, could make it less likely that stockholders receive a premium for their shares as a result of any such attempt and could adversely affect the market price of the Common Stock. See "Note 7 - Stockholders' Equity under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(d)  Financial Information About Foreign and Domestic Operations and Export
Sales

Export Sales by the U.S. Operations in fiscal year 1997 ending June 1 represented 20.4% of the Company's gross sales. All other revenues were derived from domestic sales principally in the U.S. For other financial information about foreign and domestic operations and export sales including the amount of export sales for the last 3 years, refer to Note 9, Operations Information, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

The Company's subsidiary, Ault Korea Corporation, operates in a 36,000 square foot facility in Suwon City in the province of Kyungki-Do Korea, which the subsidiary purchased in May 1995. The Company has no other ownership of real property.

Ault China, a subsidiary of Ault Korea Corporation, occupies a 27,000 square foot leased facility in the Province of Xiang-He in China. The lease expires in the year 2009.

Management considers all of the Company's properties to be well maintained and current manufacturing arrangements, including arrangements made in China and Thailand, to be adequate for manufacturing requirements.

ITEM 3.   LEGAL PROCEEDINGS

No material litigation or other claims are presently pending against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                 PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a)  Market Information

     Ault common shares are traded in the national over-the-counter market under the symbol AULT. The following table presents the range of closing bid prices for the Company's common stock as reported by NASDAQ National Market for fiscal 1997 and 1996. The bid quotations representing prices in the over-the-counter market between dealers in securities do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                              Fiscal 1997                      Fiscal 1996

        Quarter    High           Low           High          Low

          1st      14-3/4         7-1/2         3             2-3/16
          2nd      11-1/4         8-1/4         3-3/8         2-5/8
          3rd      10-1/8         6-3/4         4-3/4         2-3/4
          4th      8-1/2          6-1/2         14-3/8        1-3/4

(b)  Holders

     As of August 4, 1997 there were 288 shareholders of record for the Company's common stock. This number of record stockholders does not include beneficial owners of common stock whose shares are held of record by Depository Trust under the name CEDE & Co.

(c)  Dividends

     Ault has not paid cash dividends on its common shares, and, under present policy of its Board of Directors to retain any earnings for use in the business, does not anticipate paying cash dividends on its common shares in the near future.


































ITEM 6.                    SELECTED FINANCIAL DATA

                                                 YEARS ENDED
                             JUNE 1,   JUNE 2,  MAY 28,   MAY 29,  MAY 30,
                               1997      1996     1995     1994      1993

                          (Amounts in Thousands, Except Per Share Data)

Net Sales                      $40,012  $33,774  $27,054  $17,975   $21,198

Cost of Goods Sold              29,489   25,509   20,727   14,238    15,947

Gross Profit                   $10,523   $8,265   $6,327   $3,737    $5,251

Operating Expenses:
   Marketing                    $3,307   $2,633   $2,346   $1,878    $2,164
   Design Engineering            1,582    1,575    1,269      934     1,158
   General &                     3,052    2,491    1,955    1,956     1,946
Administration
                                $7,941   $6,699   $5,570   $4,768    $5,268

   Operating Income (Loss)      $2,582   $1,566     $757  ($1,031)     $(17)

Other                              183       84       22       (1)       18
Interest Expense                  (490)    (742)    (446)    (288)     (232)

Income (Loss) Before
Income Taxes                    $2,275     $908     $333   ($1,320)   ($231)

Income Taxes (Benefit)             (90)      25       --       --        --

Net Income (Loss)               $2,365     $883     $333   ($1,320)    (231)

Income (Loss) Per Share          $0.72    $0.40    $0.16   ($0.64)   ($0.11)

Total Assets                   $26,094  $18,730  $15,429   $10,667  $10,109

Property Plant &                $3,568   $2,849   $3,002    $1,725   $2,082
Equipment, Net
Working Capital                $15,231   $3,754   $2,942     2,913     $354
Long Term Notes Payable           $441     $935   $1,221      $233     $354
Stockholders' Equity           $18,936   $5,571   $4,484    $4,069   $5,439

ITEM 7 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may provide forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends" or similar expression. For such forward-looking statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by OEMs in the telecommunications, data communications, computer peripherals and the medical markets; buying patterns of the Company's existing and prospective customers; the impact of new products introduced by competitors; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components; and other risks involving the Company's target markets generally

RESULTS OF OPERATIONS

Net sales for fiscal 1997 were $40,012,000, up 18.5% from net sales of $33,774,000 in fiscal 1996 which were up by 24.8% from net sales of $27,054,000 in fiscal 1995. The improvement for each year is due principally to two factors:

     * First, strong growth in the telecommunications and data communications industries where the Company's products are sold to original equipment manufacturers (OEMs) for use in applications such as modems, network routers, and wide as well as local area network systems.

    * Second, effectiveness of the Company's strategies in partnering with OEM customers to provide competitively priced power conversion products. as well as engineering and other services required in the development of their new products.

As a contributing factor to its strategy of customer support, the Company introduced eighteen new products in fiscal 1997, compared to fifteen and eleven in fiscal 1996 and fiscal 1995, respectively. One of the fiscal 1997 introductions was a family of 45-watt switching power supplies that is based on the Company's patented high density power conversion technology.
A second new high density product, a 100-watt switching power supply is planned for introduction during the second quarter of fiscal 1998. This new product will open opportunities for the Company in the telecommunications and data communications market for applications that require this higher level of power. Representing another important achievement, in fiscal 1997, the Company signed an agreement with Shinko Shoji, a large Japanese international distributor of electronic products. Under the agreement, Shinko Shoji will be an independent representative and distributor of the Company's products through out Asia. The alliance is enabling quicker access to potential new customers in the Pacific Rim, but has not yet resulted in any significant orders. The Company also has an agreement with Moli Energy, a Japanese manufacturer of lithium ion rechargeable batteries, wherein the Company will have exclusive rights to provide its battery chargers in support of Moli's batteries. Lithium ion batteries, as compared to other types of batteries are lighter, longer lasting and more environmentally safe. The product designed by the Company is awaiting agency approval. Also, to augment low cost production capabilities being provided by its wholly owned Korean subsidiary and subcontractors in China and Thailand, the Company established a wholly owned manufacturing operation in northern China during the third quarter of fiscal 1997. The new facility commenced shipment of transformer products late in the fourth quarter and will be equipped to manufacture all of the Company's products.

In spite of these favorable conditions for the Company, two currently prevailing market factors are expected to delay the growth in revenues that was anticipated to occur in early fiscal 1998:

     * First, certain customers in the telecommunications and data communications market have elected to delay introduction of new products, choosing instead to continue to promote and sell existing designs. It is believed that receipt of orders for support of new products will begin during the second quarter of fiscal 1998.

    * Second, although the Company is a leading supplier of power conversion products for cable modems, advancements in the infrastructure, such as transmission stations and wired systems needed to support faster growth in the use of cable modems are not yet in place and are anticipated to delay introduction by OEMs of new cable modem products for approximately five months. Markets for modems used in other transmission systems are growing at anticipated rates.

Because of these two reasons, the Company believes that revenues for its first quarter of fiscal 1998 may only approximate the revenues that were achieved in its first quarter of fiscal 1997, although it is anticipated that revenues for the year will compare favorably with the revenues recorded in fiscal 1997.

The Company's order backlog at June 1, 1997, was $14,720,000, down from $16,971,000 at June 2, 1996, and as compared to $10,400,000 at May 28,
1995. The order backlog at June 1, 1997, represents shipments for approximately four months and reflects the current posture of many OEMs to limit their contractual commitments to the best lead -time of their customers.

Gross profit for fiscal 1997 amounted to $10,523,000 or 26.3% of net sales , compared to $8,265,000, which was 24.5% of net sales for fiscal 1996, and $6,327,000 equaling 23.4% of net sales in fiscal 1995. The improved gross profit for each fiscal year is due principally to the higher sales with essentially little change in the Company's fixed cost structure. Also in fiscal 1997, products that were sold contained a greater proportion of higher margin switching power supplies than were contained in products that were sold for the previous fiscal year.

Operating expenses for fiscal 1997 totaled $7,941,000, or 19.8% of net sales, compared to $6,699,000 for fiscal 1996, which was also 19.8% of net sales. In fiscal 1995, operating expenses were $5,571,000, or 20.6% of net sales. Compared to fiscal 1996, the increased expenditure of $1,242,000 in fiscal 1997 was incurred for commissions paid to sales representatives on the greater sales and other marketing expenses incurred for sales promotional activities and to position the Company to compete in the Asian market. The Company also incurred additional expenses to upgrade its management information system, and for administration of its foreign manufacturing activities. Compared to fiscal 1995, the increased expenditure of $1,128,000 in fiscal 1996 was incurred principally for the greater but proportionate commissions paid to sales representatives on the higher sales, and increased engineering and administrative costs due respectively, to greater agency fees to certify new products, and larger administrative costs associated with foreign business activities. It is the policy of the Company to make performance bonus payments to its US employees for attaining certain levels of planned profitability. Accordingly, payments amounting to two weeks of salaries were made in fiscal 1997 and fiscal 1996 and one week of salaries in fiscal 1995.

Operating income increased by 64.9% to $2,582,000 in fiscal 1997 from $1,566,000 in fiscal 1996. Fiscal 1996 income represented an increase of 106.9% from $757,000 in fiscal 1995.

Non-operating income of $183,000, $84,000 and $22,000 for fiscal 1997,1996, and 1995, respectively, were primarily interest income, currency exchange rate gains from importation of raw material by the Korean subsidiary and income derived from rented portions of the Korean manufacturing facility. The Company incurred interest expenses of $490,000 in fiscal 1997, $742,000 in fiscal 1996, and $446,000 in fiscal 1995. Interest expenses declined in fiscal 1997 and interest income increased due to the availability of funds that were raised from the public offering of common shares in the third quarter of the year, portions of which were used for the repayment of interest bearing indebtedness.

The Company had pre-tax income of $2,275,000 for fiscal 1997 at which its applicable US and state income tax rate before adjustments for net operating loss carryforwards (NOL), tax credits and reduction in valuation allowances amounted to 38.0%. Its recorded tax liability after the utilization of NOL tax credits and the tax benefits related to stock options exercise totaled $462,000. At June 1, 1997, the Company's deferred tax assets amounted to $681,000, of which tax credit carryforwards were $451,000. The balance of $230,000 related principally to accrued financial statement expenses that are only recognized for income tax purposes when they become actual expenses in the future, and to portions of amortized costs that currently are in excess of amounts calculated for income tax purposes. Deferred tax assets are recognizable as assets on financial statements only when there is favorable evidence by past and anticipated operation performances that they are likely to be of future benefit to the organization. Because of its past three years of performance and its future outlook, the Company determined that this test was met, therefore deferred tax assets amounting to $681,000 were recognized in the fourth quarter of fiscal 1997. Together with a recorded income tax expense of $591,000,which contained an amount of $131,000 associated with the exercise of stock options, the recognition resulted in a net tax benefit to the Company of $90,000 and increased net income after tax to $2,365,000. In fiscal 1996, the Company had pre-tax income of $908,000 on which, after the utilization of NOL resulted in income tax expense of $25,000. Utilization of tax credits and NOL is limited by the Alternative Minimum Income Tax. The Company incurred no income taxes in fiscal 1995 on earnings of $333,000 after the utilization of NOL carryforwards. Ault Korea Corporation reported losses in fiscal 1997 and fiscal 1996 and had no income tax expenses. The subsidiary also incurred no income tax on profits of $81,000 in fiscal 1995 because of the utilization of NOL. See Note 4. Income Taxes, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Based on 3,302,000 weighted average shares outstanding in fiscal 1997, the Company reported per share earnings of $0.72. The Company reported per share earnings of $0.40 in fiscal 1996, and $0.16 in fiscal 1995, based on weighted average shares and common equivalent shares outstanding of 2,224,000 and 2,106,000 for each year, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of working capital relied on for normal growth in revenue and attainment of profit goals have been its credit facilities and cash flows from operations. Since fiscal 1995 however, market conditions for sale of power conversion products have significantly improved while strategies of the Company to grow by offering to customers competitive engineering and services were achieving increasing success. These factors have presented opportunities to enhance revenue and profits above that which its existing sources of working capital would support. Also, growth in trade receivables and inventories that resulted from increased sales and customer services were using greater amounts of cash, thereby placing greater reliance on credit facilities to provide the needed working capital.

Public offering of Common Shares

In view of the opportunities available to the Company for continued business growth, and the lack of adequate supporting cash flows with which to pursue them, during the second quarter, the Company filed a registration statement to conduct a second public offering of its common shares. The ofering was completed on December 12, 1996, and together with the underwriters' purchase of over-allotment shares, the Company sold 1,840,000 common shares from which it raised $10,621,000, after underwriters' discount and other offering expenses.

The net proceeds to the Company were to be expended for the following purposes:

(a) Repayment of debt in the US at First Bank, Minneapolis, (First Bank) of approximately $5.2 million

(b) Additional investments of approximately $2.5 million in Ault Korea Corporation so that it could (1) upgrade its manufacturing and management information system capabilities, (2) purchase a manufacturing operation in northern China and equip its leased facility for the manufacture of power conversion products, (3) repay its mortgage loan, and (4) reduce its short-term bank debt.

(c) Investment of $1.5 million in Thailand through a joint venture with a current, major sub-contractor to expand its capabilities and capacity to manufacture low cost products for the Company.

(d) Application to general corporate purposes, including working capital of the approximate balance of $1.4 million.

At June 1, 1997, approximately $7,150,000 had been utilized for these purposes, except that no funds have been used for the Thailand joint venture.

Credit Facilities

The Company maintains two credit facilities; its primary credit facility with First Bank, and a smaller facility with Korea Exchange Bank supporting the South Korean subsidiary.

Prior to application of funds from the public offering, the US credit facility totaled $6.0 million collateralized by a security interest in all of the Company's US assets. Indexed to certain percentages of trade receivables and other assets, borrowings were approximately $5.2 million at an interest spread of .75% above the prime rate,. Additionally, $400,000 of the credit facility was allocated to a standby letter of credit provided to Korea Exchange Bank as collateral for the credit facility it provided to the South Korean subsidiary. Following the public offering, the Company repaid all indebtedness to First Bank, terminated the letter of credit agreement and negotiated a new credit arrangement. The new credit arrangement with First Bank includes the following:

     (a) A revolving credit facility of $2.0 million at prime rate of interest, secured by trade receivables and terminating on October 1, 1997, although it may be amended for an extended period. At the end of the fiscal year, there were no borrowings against this credit facility.

     (b) An equipment term loan in an amount of $300,000 that is repayable at 8.1% per annum over four years. At June 1, 1997, all proceeds from this loan were received by the Company.

The South Korean credit facility is for $1.5 million of which borrowings at June 1, 1997 were $756,000 at 9.0% interest, down from $1,113,000 prior to the public offering.

Cash Flows

Operations: Operations provided $158,000 of net cash in fiscal 1997, which came from activities that provided $2,730,000 of cash and activities that used $2,572,000 of cash. The activities that provided $2,730,000 of cash were:

(a) Net profit adjusted for non-cash items provided net cash of $2,274,000 of which net profit before the adjustments totaled $2,365,000. The non-cash items were principally depreciation expenses of $490,000, tax benefits associated with stock options of $131,000,and deferred taxes of $681,000 from the recognition of deferred tax assets, discussed above.

(b) Reduction in inventories which were principally raw material provided $11,000 of cash.

(c)  Increase in income taxes payable provided $405,000 of cash.

The activities that used $2,572,000 of cash were:

(a) Increase in trade receivable used $1,551,000 of cash principally due to increased sales and timing in collections.

(b) Increase in prepaid expenses used $200,000, which were principally amounts advanced to sub-contractors of sub-assemblies for the Korean operation.

(c) Reduction in trade payable and accrued expenses used $820,000 of cash. The reduction occurred principally because of faster payment terms that were afforded to foreign vendors and vendors of the Korean operation to ensure a timely flow of material for manufacturing purposes.


Investing Activities: Investing activities used net cash of $2,217,000 of which $1,205,000 was expended for the purchase of capital equipment and tooling and for upgrading management information systems. Additionally, $848,000 of cash was invested in tax discounted preferred stock with quarterly dividend payments. The balance of $164,000 was principally for amortizeable start-up cost associated with the Ault China subsidiary and expenditures on a project for a former customer, for which the Company is pursuing recovery through litigation that is currently in process.

Financing Activities: Financing activities provided net cash of $5,209,000 which were comprised of the following items:

(a) Net cash amounting to $10,621,000 received from the public offering of common shares, discussed above.

(b) The exercise of common stock options by employees and directors at a price of $337,000. The transaction, net of an amount of $204,000 receivable from the optionees provided net cash of $133,000.

(c) Proceeds from long-term borrowings which included an equipment term loan and a bank note provided $524,000 of cash. The equipment term loan, discussed above provided $300,000 of cash. The balance of $224,000 was provided under a bank note guaranteed by the Korean government under their small business export program. The note bears a rate of interest that is approximately 6.5% per annum.

(d) Reduction in revolving credit borrowings that were outstanding at June 2, 1996 used $4,862,000 of cash.

(e) Reduction of long-term debt from balances outstanding at June 2, 1996, used $1,207,000 of cash which related principally to repayment of mortgage loan on the South Korean subsidiary's manufacturing facility.

Effect of Foreign Currency Exchange Rate: Although the Korean Won has been relatively stable, the effect of the translation of the Korean financial statements, prepared in Won, to US dollars resulted in net asset value increase of $115,000. The increase occurred principally because portions of the investment to the subsidiary, discussed above, were used to repay a substantial portion of its bank and long-term indebtedness.

Current Working Capital Position:

At June 1, 1997, the Company had cash and cash equivalents of $3,677,000, up $3,265,000 from a balance of $412,000 at June 2, 1996. Ratio of current assets to current liabilities had increased to 3.4 to 1 from 1.3 to 1 at June 2, 1996, and working capital had improved during the period to $15,231,000 from $3,754,000.

As a result of the improved working capital situation, management believes that the Company is better positioned to pursue the opportunities for growth and profitability that are available in the currently prevailing market condition and to execute its strategies into fiscal 1998. Additional sources of funds would be needed, however, to pursue any significant business opportunity that represents a change in current strategies.

Impact of Recent Accounting Standard Changes:

SFAS No. 123: In October, 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair-value-based method for financial accounting and reporting for stock-based employee compensation plans. However, the new standard allows compensation to continue to be measured using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Statement No. 25, Accounting for Stock Issued to Employees, providing that there were expanded disclosures. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized for the stock option . The effect on net income and per share earnings if compensation costs were recognized is shown in Note 6. Stock Option Plan, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement No. 128: The FASB has issued Statement No. 128, Earnings Per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion ,exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company is required to adopt Statement No 128 for annual and interim periods ending after December 15, 1997. The impact of Statement No. 128 if it were currently adopted is shown in Earnings per share, Note 1. Nature of Business and Significant Accounting Policies, Under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Impact of Foreign Operations and Currency changes

Although products that were manufactured by Ault Korea Corporation contributed a very significant portion of total sales, conversion of the Won to US dollars had no significant impact on profits because conversion rates were relatively stable. Additionally, the Company is not exposed to any significant currency exchange risk related to its foreign manufacturing arrangements since most transactions are conducted in US dollars.
Contracts that are in foreign currencies are not significant in amounts at this time and therefore exposure to currency exchange risk is minimal.

Microchip Based Date-referenced Systems and Year 2000 Compliance

All of the Company's microchip-based date referenced systems, including computer software and hardware are already year 2000 compliant. There are no internal matters, therefore, that will affect the Company's ability to process systems date-referenced information when year 2000 arrives. The Company does not yet know of the extent to which the current preparedness of its external business associates would show to adversely affect its business transactions if test of their systems were made today. The Company is communicating with these external sources and its objective is to obtain their commitment that they will be Year 2000 compliant by December 31, 1998.


ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not yet applicable.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(a)  Financial Statements

     Index to Consolidated Financial Statements

                                                             Page
     *     Independent Auditor's Report                      20

     *     Consolidated Balance Sheets, June 1, 1997 and
           June 2, 1996                                      21

     *     Consolidated Statements of Operations for the
           Years Ended June 1, 1997, June 2, 1996 and May
           28, 1995                                          22

     *     Consolidated Statements of Stockholders' Equity
           for the Years ended June 1, 1997, June 2, 1996
           and May 28, 1995                                  23

     *     Consolidated Statements of Cash Flows for the
           Years ended June 1, 1997, June 2, 1996 and May
           28, 1995                                          24

     *     Notes to Consolidated Financial Statements        26

(b)  Supplemental Financial Information

     *     Quarterly Financial Data                          36

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Ault Incorporated and Subsidiary
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheets of Ault Incorporated and Subsidiary as of June 1, 1997, and June 2, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ault Incorporated and Subsidiary as of June 1, 1997, and June 2, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 1, 1997, in conformity with generally accepted accounting principles.


                                        McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
July 15, 1997

AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
June 1, 1997 and June 2, 1996

ASSETS (Note 3)                              1997           1996

Current Assets
Cash and cash equivalents                    $3,677,089     $412,406
Investment in available-for-sale                848,699            0
securities

Trade receivables, less allowance for         8,895,864    7,335,888
doubtful accounts 1997 $55,000; 1996
$51,000 (Note 11)

Inventories (Note 2)                          7,261,927    7,272,794
Prepaid and other expenses                      660,400      460,078
Deferred taxes (Note 4)                         123,000            0
Total current assets                         21,466,979   15,481,166

Other Assets
Other receivable, less allowance of             196,677      196,677
$65,000 (Note 10)

Patent, less amortization in 1997 of            178,503      181,528
$3,025

Deferred taxes (Note 4)                         558,000            0
Other                                           126,179       21,709
                                              1,059,359      399,914

Property, Equipment, and Leasehold
Improvements, at cost (Note 8)

Land                                            875,198      825,809
Building                                        796,354      735,413
Machinery and equipment                       5,571,665    5,112,855
Office furniture and equipment                  519,418      593,481
Data processing equipment                     1,014,964    1,004,749
Leasehold improvements                          656,429      686,619

                                              9,434,028    8,958,926
Less accumulated depreciation                 5,865,905    6,109,895

                                              3,568,123    2,849,031

                                            $26,094,461  $18,730,111

See Notes to Consolidated Financial Statements.

AULT INCORPORATED AND SUBSIDIARY
LIABILITIES AND STOCKHOLDERS' EQUITY                 1997          1996

Current Liabilities
   Note payable to bank (Note 3)                      $755,696    $5,617,820
   Current maturities of long-term debt                199,118       387,664
   Accounts payable                                  3,530,915     4,512,539
   Accrued expenses:
      Compensation                                     503,308       556,448
      Other                                            816,811       627,633
   Income tax payable                                  430,151        25,000

      Total current liabilities                      6,235,999    11,727,104

Long-Term Debt, less current maturities (Note          441,100       935,064
3)

Deferred Rent Expense (Note 8)                         123,167       163,972

Retirement and Severance Benefits                      358,384       332,716

Commitments and Contingencies (Note 8)

Stockholders' Equity (Notes 3, 5, 6, and 7)
   Preferred stock, no par value; authorized
1,000,000 shares; none issued                                0             0

Common stock, no par value; authorized
5,000,000 shares; issued and
and outstanding 1997; 4,075,733 shares;             18,055,290     6,966,779
1996; 2,119,776 shares

Deduct notes receivable arising from the
sale of common stock                                  (203,750)            0
Foreign currency translation adjustment                 30,788       (83,928)
Retained earnings (deficit)                          1,053,483    (1,311,596)

                                                    18,935,811     5,571,255

                                                   $26,094,461   $18,730,111

AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 1, 1997, June 2, 1996, and May 28, 1995

                                          1997            1996          1995

Net sales (Note 11)                       $40,011,790   $33,773,875 $27,054,421
Cost of goods sold                         29,489,141    25,509,262  20,727,224
   Gross profit                            10,522,649     8,264,613   6,327,197

Operating expenses:
Marketing                                   3,306,320     2,632,857   2,346,459
Design engineering                          1,582,046     1,575,038   1,268,874
General and administrative                  3,052,244     2,491,057   1,955,311
                                            7,940,610     6,698,952   5,570,644

   Operating income                         2,582,039     1,565,661     756,553




Nonoperating income (expense):
   Other                                      182,971        84,333      22,325
   Interest expense                          (489,931)     (742,305)   (445,611)
      Income before income taxes            2,275,079       907,689     333,267

Income taxes (benefit) (Note 4)               (90,000)       25,000

      Net income                           $2,365,079      $882,689     $333,267

Net income per share                            $0.72         $0.40        $0.16
Weighted average number of shares and
common equivalent shares outstanding        3,302,170     2,223,543    2,105,556

See Notes to Consolidated Financial Statements.


AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 1, 1997, June 2, 1996, and May 28, 1995

                                                                   Foreign
                                                Notes              Currency
                                           Receivable              Transla-
                          Common Stock       From Sale   Retained    tion
                                           of Common   Earnings     Adjust-
                       Shares      Amount      Stock     (Deficit)   ments    Total

Balance, May 29, 1994 2,062,526 $6,862,801 $(107,813) $(2,527,552) $(158,060)  $4,069,376
Net income                   --         --        --      333,267         --      333,267
Net change in foreign
currency translation         --         --        --          --      46,374       46,374
adjustment
Issuance of 21,250
shares of common stock
in accordance with the
stock option plan
(Note 6)                21,250      34,531        --          --          --       34,531

Balance, May 28,1995 2,083,776   6,897,332 (107,813)  (2,194,285)   (111,686)   4,483,548
Net income                  --          --       --      882,689          --      882,689
Net change in foreign
Currency translation
adjustment                  --          --       --          --       27,758       27,758
Issuance of 36,000
shares of common
stock in accordance
with stockoption plan
 (Note 6)              36,000      69,447        --          --           --       69,447
Payment of notes
receivable which
arose from the sale
of common stock            --          --   107,813          --           --      107,813

Balance june 2,
 1996               2,119,776   6,966,779        --  (1,311,596)     (83,928)   5,571,255
Net income                 --          --        --   2,365,079           --    2,365,079
Net change in
foreign currency
translation
adjustment                 --          --        --          --      114,716      114,716
Issuance of 115,957
shares of common
stock in accordance
with stock purchase
plan and stock
option plan (Notes
 5 and 6)             115,957     336,717  (203,750)         --           --      132,967
Sale of company
stock, net of
offering expenses
 of $442,109        1,840,000  10,620,794        --          --           --   10,620,794
Income tax benefit
from stock options
exercised (Note 4)         --     131,000        --          --           --      131,000

Balance on June 1,
 1997               4,075,733 $18,055,290 $(203,750) $1,053,483      $30,788  $18,935,811

See Notes to Consolidated Financial Statements.

AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 1, 1997, June 2, 1996, and May 28, 1995

                                         1997         1996         1995

Cash Flows From Operating Activities:
Net income                                $2,365,079    $882,689    $333,267
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Depreciation                                 489,950     509,458     528,109
Amortization                                   3,025       2,363       2,451
Provision for doubtful accounts               50,000      67,000      10,000
Provision for inventory allowance                  0    (130,000)   (272,000)
Gain on disposal of equipment                 (4,117)          0           0
Deferred taxes                              (681,000)          0           0
Tax benefit associated with stock            131,000           0           0
options
Deferred rent expense                        (40,805)    (28,905)    (15,505)
Changes in assets and liabilities:

(Increase) decrease in:
Trade receivables                         (1,550,600) (2,106,114) (1,652,739)
Inventories                                   10,867  (1,242,606) (1,123,580)
Prepaid and other expenses                  (200,322)     10,511    (156,607)
Increase (decrease) in:
Accounts payable                            (981,624)    151,533   1,264,569
Accrued expenses                             161,706     480,653     147,251

Income tax payable                           405,151      25,000           0

Net cash provided by (used in)
operating activities                         158,310  (1,378,418)   (934,784)

Cash Flows From Investing Activities:
Purchase of property and equipment        (1,204,925)   (356,312) (1,720,930)
(Increase) decrease in patent and
other assets                                (163,846)   (158,573)    40,9920
Purchase of available-for-sale
securities                                  (848,699)           0           0

Net cash used in investing activities     (2,217,470)   (514,885) (1,679,938)

Cash Flows From Financing Activities:
Net (payments) borrowings on revolving
credit agreement                          (4,862,124)  2,048,207   1,589,669
Proceeds from long-term borrowings           524,140           0   1,517,290
Proceeds from issuance of common stock       132,967      69,447      34,531
Net payments from notes receivable
arising from sale of common stock                  0     107,813           0
Principal payments on long-term
borrowings, including capital lease
obligations                              (1,206,650)    (266,759)   (387,303)
Proceeds from sale of common stock net
of $442,109 of expenses                  10,620,794           0           0

Net cash provided by financing
activities                                5,209,127    1,958,708   2,754,187

(Continued)

AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended June 1, 1997, June 2, 1996, and May 28, 1995

                                            1997         1996          1995

Effect of Foreign Currency Exchange
Rate Changes on Cash                         114,716        27,758       46,374

Increase in cash and cash equivalents      3,264,683        93,163      185,839


Cash and Cash Equivalents
Beginning                                    412,406       319,243      133,404
Ending                                    $3,677,089      $412,406     $319,243

Supplemental Disclosures of Cash Flow
Information
Cash payments for:
Interest                                    $534,803      $676,810     $414,979
Taxes                                         59,433

Supplemental Schedule of Noncash                  $0            $0      $50,142
Financing Activities Capital lease
obligations for equipment

See Notes to Consolidated Financial Statements.



AULT INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: The Company and its subsidiary operate in one business segment which includes the design, manufacturing, and marketing of power conversion products, principally to original equipment manufacturers of data communications equipment, micro-computers and related peripherals, telecommunications equipment and portable medical equipment. Sales are to customers worldwide, and credit is granted based upon the credit policies of the Company.

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

Cash and cash equivalents: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of short-term commercial paper.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Investment in available-for-sale securities: Available-for-sale securities consist of marketable equity securities. These investments are stated at fair value which approximates cost at June 1, 1997. There were no investments in available-for-sale securities at June 2, 1996.

Prepaid and other expenses: Prepaid and other expenses at June 1, 1997, and June 2, 1996 include refundable value-added tax and refundable custom duties relating to the Korean operations of approximately $224,000 and $303,000, respectively.

Patent: The patent is stated at cost and is being amortized using the straight-line method over its economic useful life, which has been estimated to be five years.

Depreciation: It is the Company's policy to include depreciation expense on assets acquired under capital leases with depreciation expense on owned assets. Depreciation is based on the estimated useful lives of the individual assets. The methods and estimated useful lives are as follows:

<CAPTION
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

Retirement and severance benefits: Retirement and severance benefits represents the accrual of compensation expense, net of deposits, for the Korean operations' employees that is payable upon termination of employment.

The Company does not fund the retirement and severance benefits accrued, rather provides for the estimated accrued liability under the plans as of the balance sheet date. Under the National Pension Scheme of Korea, the Company is required to transfer a certain portion of the retirement allowances of employees to the National Pension Fund. The amount transferred reduces the amount payable to employees and is reflected in the accompanying financial statements.

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

Long-lived assets: In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

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

Earnings per share: Earnings per share have been computed using the weighted average number of common shares and certain dilutive common equivalent shares outstanding.
The FASB has issued Statement No. 128, Earnings Per Share, which supersedes APB Opinion No. 15. Statement 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.
Because the Company has potential common stock outstanding (stock purchase warrants, as discussed in Note 7, and stock options to employees and directors, as discussed in Note 6), the Company will be required to present basic and diluted earnings per share. If the company had applied Statement No. 128 in the accompanying financial statements, the following per-share amounts would have been reported:

                    June 1, 1997     June 2, 1996    May 28, 1995

Basic earnings per share    $0.79              $0.42        $0.16
Diluted earnings per shar    0.72               0.40         0.16

The weighted-average number of shares of common stock used to compute the basic earnings per share was increased by 287,392, 130,191 and 28,213 shares for the years ended June 1, 1997, June 2, 1996 and May 28, 1995, respectively, for the assumed exercise of stock purchase warrants and employee and director stock options in computing the diluted per-share data.

Fiscal year: The Company operates on a 52- to 53- week fiscal year. The fiscal years for the financial statements presented ended June 1, 1997, June 2, 1996 and May 28, 1995.

Note 2.  Inventories

The components of inventory at June 1, 1997, and June 2, 1996 are as follows:

                                  1997                      1996
Raw materials                          $4,225,624                $4,263,468
Work in process                           256,042                   318,711
Finished goods                          2,750,261                 2,690,615

                                       $7,261,927                $7,272,794

Note 3.  Financing Arrangement and Long-Term Debt

Financing arrangement: At June 1, 1997, the Company had a $2,000,000 revolving line-of-credit agreement through October 31, 1997. Interest on advances is at the bank's reference rate, currently 8.5 percent at June 1, 1997. All advances are due on demand and are secured by all of the Company's assets. In addition, the agreement contains certain reporting and operating covenants, one of which is a restriction on the payment of any dividends. There were no advances outstanding at June 1, 1997. Also, the Company's Korean subsidiary maintains a modest facility agreement to cover bank overdrafts, short-term financing, and export financing. Advances outstanding relating to the Korean facility were $755,696 at June 1, 1997.

Long-term debt:

CAPTION>
                                           June 1, 1997   June 2, 1996

9% mortgage payable, paid in 1997                    $--     $1,033,007
8.1% term loan, due in monthly                   288,045             --
installments of $7,340, including interest
to February 2001, secured by equipment
6.5% note payable, due in quarterly              224,140             --
installments of $28,019 plus interest
through April 2000, secured by equipment
Capitalized lease obligations, due in             63,033        149,721
various monthly installments, with
interest ranging from 8.9% to 16.3%, to
June 1999, secured by equipment
Other notes payable                               65,000        140,000

Total                                            640,218      1,322,728

Less current maturities                          199,118        387,664

                                                $441,100       $935,064

Approximate maturities of long-term debt for years subsequent to June 1, 1997, are as follows:

1998                                          $199,000
1999                                           186,000
2000                                           191,000
2001                                            64,000

                                              $640,000

Note 4.  Income Taxes

Pretax income (loss) for domestic and foreign operations was as follows:

              June 1, 1997       June 2, 1996        May 28, 1995

Domestic                 $2,394,204           $916,344            $252,514
Foreign                    (119,125)            (8,655)             80,753

Total                    $2,275,079           $907,689            $333,267

The components of the provision (benefit) for income taxes as follows:

              June 1, 1997       June 2, 1996        May 25, 1995

Current:
Domestic (b)               $412,000            $25,000               $  --
Foreign                          --                 --                  --
State                        48,000                 --                  --
Deferred                   (681,000)                 --                  --
Additional                  131,000                 --                  --
capital from
benefit of stock
options exercised
(a)

                           $(90,000)            $25,000                $ --

(a) Stock options which were exercised by employees resulted in compensation to them for income tax purposes based on the increase in fair market value of the Company's common stock subsequent to the date of grant of those options. As required, this compensation was not recognized as an expense for financial accounting purposes, and the related tax benefits were recorded directly to the Company's capital. The compensation deductions resulting from the exercise of stock options were not material in previous years.

                          June 1,       June 2,      May 25,
                                  1997          1996         1995

(b)  Domestic tax expense            $680,000    $270,000     $115,000
before application of net
operating loss and tax credit
carryforwards
Federal net operating loss            (65,000)   (245,000)    (115,000)
Tax credits                          (203,000)          --           --
Domestic tax expense                 $412,000     $25,000         $ --

Income tax expense (benefit) for the years ended June 1, 1997, June 2, 1996 and May 28, 1995, differs from the expected rate for the following reasons:

                              1997       1996      1995

Computed expected tax provision
(benefit):
Domestic                          $814,000   $312,000   $86,000
Foreign                            (28,000)         --    7,000
State income taxes, net of
federal benefit                     82,000      6,000     6,000
Utilization of net operating
loss and tax credit
carryforwards:
Domestic                          (268,000)  (293,000)  (92,000)
Foreign                                  --         --   (7,000)
State                              (35,000)         --        --
Reduction in valuation            (711,000)         --        --
allowance
Non-utilization of foreign tax      28,000          --        --
benefit
Non-deductible expenses             28,000          --        --

                                  $(90,000)  $ 25,000    $    --

Net deferred taxes consist of the following components as of June 1, 1997, and June 2, 1996:

                                1997          1996

Deferred tax assets:
Tax credit carryforwards                $451,000   $   633,000
Loss carryforwards                        28,000       161,000
Allowance for doubtful accounts           48,000        46,000
Inventory allowances                       9,000        23,000
Accrued vacation                          34,000        30,000
Accrued warranty                          32,000        31,000
Equipment and leasehold                  107,000       118,000
improvements

                                         709,000     1,042,000

Less valuation allowance                  28,000     1,042,000

                                        $681,000   $        --

The components giving rise to the net deferred tax asset described above have been included in the accompanying consolidated balance sheet as of June 1, 1997, as follows:

Current assets                             $123,000

Noncurrent assets                          $586,000
Less valuation allowance                     28,000
Net noncurrent assets                      $558,000

At June 1, 1997, the Company reduced the valuation allowance to reflect the deferred tax assets utilized in 1997 to reduce current income taxes and to recognize net deferred tax assets of $681,000 at June 1, 1997. The recognized deferred tax assets results from the expected utilization of net operating losses and tax credit carryforwards and reversal of certain temporary differences.

The Company has assessed its past earnings history and trends, budgeted sales, and expiration of dates of carryforwards and has determined that it is more likely than not that the $681,000 of deferred tax assets will be realized. The remaining valuation allowance of $28,000 relates to deferred tax assets relating to net operating losses of its Korean subsidiary which the Company, at this time, has determined to be not realizable.

At June 1, 1997, the Company had net operating loss carryforwards to reduce future taxable income in Korea of approximately $137,000. The Company also has tax credit carryforwards of approximately $451,000 available to reduce future income taxes in the United States for income tax purposes. The net operating loss and tax credit carryforwards expire in varying amounts as follows for income tax reporting purposes:

                  Net Operating     Tax
                         Loss              Credits

1999                              $     --    $157,000
2000                                    --      52,000
2001                                    --      22,000
2002                               137,000          --
2004                                    --      14,000
2005                                    --      42,000
2006                                    --      40,000
2007                                    --      35,000
2008                                    --      31,000
2009                                    --      13,000
2010                                    --      41,000
2011                                    --       4,000

                                  $137,000    $451,000

Note 5.  Employee Benefit Plans

Pension plan: The Company has a pension plan covering substantially all U.S. employees. The Company is required to match 25 percent of the employees' first 6 percent of contributions and may make additional contributions to the plan to the extent authorized by the Board of Directors. The contribution amounts charged to operating expenses in the years ended June 1, 1997, June 2, 1996 and May 28, 1995, approximated $37,000, $38,000 and $33,000, respectively.

Stock purchase plan: On March 10, 1996, the Company established a stock purchase plan in which up to 100,000 shares of common stock may be purchased by employees. The purchase price is equal to the lesser of 85 percent of the fair market value of the shares on the date the Phase commences or 85 percent of the fair market value of the shares on the termination date of the Phase. Each Phase is one year. There were 13,957 shares purchased under this plan during the year ended June 1, 1997. No shares were purchased under this plan during the year ended June 2, 1996.

Note 6.  Stock Option Plan

The Company has reserved 500,000 common shares for issuance under qualified and non-qualified stock options for its key employees and directors.
Option prices are the market value of the stock at the time the option was granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set a the time of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

                                     1997        1996

Net income, as reported            $2,365,079   $882,689
Net income, pro forma               1,969,063    827,227
Net income, per share, as                0.72       0.40
reported
Net income, per share, pro forma         0.60       0.37

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996:

<CAPTION
                                     1997        1996

Expected divident yield                    --         --
Expected stock price volatility        67.68%     65.32%
Risk-free interest rate                 6.18%      5.84%
Expected life of options              5 years    4 years

The pro forma effect on net income in 1997 and 1996 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

Additional information relating to all outstanding options as of June 1, 1997, June 2, 1996 and May 28, 1995 is as follows:

                       1997                1996           1995
                                  Weighted          Weighted
                                   Average           Average
                         Shares   Exercise Shares   Exercise  Shares
                                    Price            Price

Options outstanding at   345,250    $2.37  275,250     $2.31  215,250
beginning of year
Options exercised       (102,000)    2.68  (36,000)     1.93  (21,250)
Options expired                --       --       --        --  (5,750)
Options granted          183,500     7.35  106,000      2.39   87,000
Options outstanding at
end of year              426,750    $4.44  345,250     $2.37  275,250

Weighted-average fair
value of options,
granted during the year     $4.34             $1.39

The following table summarizes information about stock options outstanding at June 1, 1997:

                              Options Outstanding      Options Exercisable
                          Weighted-
               Number      Average     Weighted-     Number     Weighted-
 Range of   Outstanding   Remaining     Average    Exercisable   Average
 Exercise    at June 1,  Contractual   Exercise    at June 1,    Exercise
  Prices        1997        Life         Price        1997        Price
                           (Years)

$1.19-$1.63       58,000         7.0        $1.20       38,250        $1.21
 2.13- 2.75      161,250         6.7         2.42      111,250         2.47
 3.50- 3.69       24,000         5.8         3.54       24,000         3.54
 6.50- 7.75      183,500         9.0         7.35       31,250         7.75

$1.19-$7.75      426,750         7.7        $4.44      204,750        $3.16

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

During the fiscal year ended June 2, 1996, the Company adopted a shareholder's rights plan. Under this plan, a Class A, Junior Participating Preferred Stock with no par value was created. In addition, a dividend of one Right was declared for each share of common stock at an exercise price of $36 per right and a redemption price of $0.001 per Right. Each Right is equal to a right to purchase one one-hundredth of a share of the Class A, Junior Participating Preferred Stock. 50,000 shares of preferred stock are reserved for the exercise of the Rights. No Rights were exercised during the years ended June 1, 1997, and June 2, 1996.

In December 1996, the Company completed a secondary stock offering of 1,840,000 shares of common stock. Proceeds from the issuance of common stock were $10,620,794, net of offering expenses of $442,109. In connection with this offering, warrants to purchase 112,000 shares of common stock were issued. These warrants are exercisable at $7.80 per share through December 2001.

Note 8.  Commitments and Contingencies

Capital leases: The Company is leasing certain equipment under capital leases. The cost and accumulated depreciation of assets acquired under capital leases at June 1, 1997, and June 2, 1996 are as follows:

                       1997            1996

Cost                            $627,693      $684,114
Accumulated Depreciation         514,355       461,136

                                 113,338       222,978

The future minimum lease payments under capital leases and the aggregate present value of the net minimum lease payments at June 1, 1997, are as follows:

1998                                        $63,729
1999                                            535

Total minimum lease payments                 64,264

Lease amount representing interest            1,231

                                             63,033

The capital lease obligations are included under long-term debt.

Operating leases: The Company leases its United States plant under an operating lease through August 1999. In addition, certain equipment and motor vehicles are leased under operating leases with terms of approximately 36 months.

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

Approximate minimum annual rental commitments at June 1, 1997, are as follows:

1998                    $305,000
1999                     273,000
2000                      77,000
2001                       2,000

                        $657,000

Total rental expense for the years ended June 1, 1997, June 2, 1996 and May 28, 1995, was approximately $456,000, $385,000, and $428,000, respectively.

Note 9.  Operations Information

Foreign manufacturing is done by the Korean subsidiary, including its wholly owned subsidiary located in China, and certain nonaffiliated companies in China and Thailand. All United States manufacturing is done by Ault Incorporated. A summary of the Company's manufacturing operations by geographic area is presented below:

                  June 1,        June 2,      May 28,
                   1997          1996         1995

United States:
Customer sales            $39,022,322   $33,359,291 $26,785,479
Sales to subsidiary                --            --          --

Total                     $39,022,322   $33,359,291 $26,785,479

Operating profit           $2,639,853     1,560,693    $710,964
Total assets               24,231,186    14,414,074  11,823,983
Capital expenditures          336,000       194,129     144,894
Depreciation and               323,228       314,810     359,280
amortization

Korea and China:
Customer sales               $989,468      $414,584    $268,942
Sales to parent             7,965,817    10,496,364   8,751,528

Total                      $8,955,285   $10,910,948  $9,020,470

Operating profit (loss)     $(114,268)      $62,970     $90,209
Total assets                7,435,977     6,502,582   6,198,105
Capital expenditures          868,925       162,183   1,626,273
Depreciation and              169,747       197,011     171,280
amortization

Adjustments and
eliminations:
Intercompany sales          7,965,817    10,496,364   8,751,528
Operating profit (loss)        56,454            --     (44,620)
Total assets               (5,572,702)   (2,186,545) (2,592,808)

Consolidated:
Sales                      40,011,790    33,773,875  27,054,421
Operating profit            2,582,039     1,565,661     756,553
Total assets               26,094,460    18,730,111  15,429,280
Capital expenditures        1,204,925       356,312   1,771,167
Depreciation and              492,975       511,821     530,560
amortization

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.

Export sales:  The Company also had foreign export sales amounting to 20.4,
19.4 and 16.7 percent of total sales for the years ended June 1, 1997, June 2, 1996 and May 28, 1995, respectively.

The sales were made principally to the following locations:

                                        Years Ended
                          June 1,         June 2,    May 28,
                            1997            1996       1995

Canada                             7.8%        8.9%          6.5%
Elsewhere                         12.6%       10.5%         10.2%

                                  20.4%       19.4%         16.7%


Other foreign production: In addition to the manufacturing done by the Korean subsidiary, the Company has subcontracting agreements for the purchase of finished assemblies from certain manufacturers in China and Thailand in amounts approximating $15,248,000, $9,941,000 and $5,314,000 for the years ended June 1, 1997, and June 2, 1996, and May 28, 1995, respectively.

Note 10.  Other Receivable

At June 1, 1997, and June 2, 1996, the Company has a receivable in the amount of $196,677, net of a $65,000 allowance, due from a customer for whom payment is delinquent. The Company has filed suit and, in the opinion of management, the risk of an unfavorable outcome is minimal. The receivable has been classified as a long-term asset since the Company is uncertain as to when the receivable will be collected.

Note 11.  Major Customers.

The Company has major customers which accounted for more than 10 percent of net sales during the years ended June 1, 1997, June 2, 1996, and May 28, 1995, as follows:

                      June 1,      June 2,     May 28,
                               1997        1996         1995

Sales percentage
Customer A                        14.5%        5.5%        4.1%
Customer B                         6.9%       11.0%        8.8%
Accounts receivable
percentage
Customer A                        20.7%        7.5%        3.7%
Customer B                         6.1%       14.8%       10.2%

ITEM 8(B) SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA
(Unaudited)
(Amounts in thousands, Except Per Share Data)

                                           Fiscal Quarters

1997                           1st        2nd        3rd        4th

Net Sales                      $8,678     $9,248    $10,578    $11,508

Gross Profit                   $2,132     $2,387     $2,818     $3,186

Income Before Income Taxes       $301       $385       $771       $818

Net Income                       $227       $290       $620     $1,228

Earnings Per Share              $0.10      $0.12      $0.15      $0.35


1996                           1st        2nd        3rd        4th

Net Sales                      $6,881     $7,711     $8,972    $10,210

Gross Profit                   $1,730     $1,839     $2,059     $2,637

Income Before Income Taxes        $62       $200       $270       $376

Net Income                        $62       $200       $270       $351

Earnings Per Share              $0.03      $0.09      $0.12      $0.16

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL
          DISCLOSURE

Not Applicable.



                                 PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 401 under Regulation S-K with respect to the Company's executive officers is contained under Item 1, Narrative Description of The Business -- Executive Officers of the Registrant. The information required by this item with respect to directors will be presented under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting to be held on September 29, 1997 and is expressly incorporated herein by reference. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days from the end of the Company's 1997 fiscal year.

Information called for by item 405 under Regulation S-K with respect to the information relating to compliance with 16(a) of the Exchange Act is presented under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for its Annual Meeting to be held on September 29, 1997 and is expressly incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K, to the extent applicable, will be set forth under the caption "Executive Compensation and Other Information" under "General" in the company's definitive proxy materials for its September 29, 1997 Annual Meeting to be filed within 120 days from the end of the company's fiscal 1997 which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K, to the extent applicable, will be set forth under the caption "Security Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for its September 29, 1997 Annual Meeting to be filed within 120 days from the end of the Company's fiscal year 1997, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.


                                 PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    The following financial statements are included in Part II,
          Item 8:

                                                            Page
          Independent Auditor's Report                     20

          Consolidated Financial Statements

          -- Balance Sheets, June 1 1997 and June 2, 1996  21

          -- Consolidated Statements of Operations for
             the Years Ended June 1, 1997, June 2, 1996
             and May 28, 1995                              22

          -- Consolidated Statements of Stockholders'
             Equity for the Years Ended June 1, 1997,
             June 2, 1996 and May 28, 1995                 23

          -- Consolidated Statements of Cash Flows for
             the Years Ended June 1, 1997, June 2, 1996
             and May 28, 1995                              24

          -- Notes to Consolidated Financial Statements    26

(2) The following financial statement scheduleS for the year ended June 1, 1997, June 2, 1996 and May 28,
     1995 are submitted herein following the signature page of the report.

          -- Independent Auditor's report on the Schedule  40

          -- Schedule II - Valuation and Qualifying
             Accounts                                      40

     All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits

     The Exhibits required to be filed with this report or incorporated by reference are listed in the Exhibit Index which follows the Financial Statements Schedules.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ault Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED

/S/Frederick M. Green                                  August 25, 1997
Frederick M. Green
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                Title                     Date

/s/Frederick M. Green    President, Chief          August 25, 1997
Frederick M. Green       Executive Officer and
                         Director

/s/Carlos S. Montague    Vice President,           August 25, 1997
Carlos S. Montague       Treasurer, Chief
                         Financial Officer,
                         Assistant Secretary and
                         Controller*

/s/Matthew A. Sutton     Director                  August 25, 1997
Matthew A. Sutton

/s/Eric G. Mitchell, Jr. Director                  August 25, 1997
Eric G. Mitchell, Jr.

/s/Delbert W. Johnson    Director                  August 25, 1997
Delbert W. Johnson

/s/John G. Kassakian     Director                  August 25, 1997
John G. Kassakian

/s/Edward C. Lund        Director                  August 25, 1997
Edward C. Lund

/s/James M. Duddleston   Director                  August 25, 1997
James M. Duddleston

*Principal Financial Officer and Principal Accounting Officer














    *******************************************************************




                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549


                                 FORM 10-K



               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                    OF


                             AULT INCORPORATED

                                    FOR

                          YEAR ENDED JUNE 1, 1997





    *******************************************************************



                       FINANCIAL STATEMENT SCHEDULES


    *******************************************************************








INDEPENDENT AUDITOR'S REPORT
ON THE SUPPLEMENTARY INFORMATION


To the Board of Directors
Ault Incorporated and Subsidiary
Minneapolis, Minnesota


Our audits were made for the purpose of forming an opinion on the basic consoldiated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                   McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
July 15, 1997



SCHEDULE II

AULT INCORPORATED AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 1, 1997, June 2, 1996, and May 28, 1995

                                             Charged
                                Balance at      to
                               Beginning of   Costs                  Balance at
                                  Period       and      Deductions     End of
                                              Expenses                 Period

Year ended June 1, 1997:
Allowance for doubtful               $116,000  $50,000      $46,000  (a) $120,000
accounts
Reserve for warranties                 77,000   72,000       68,000        81,000

Year ended June 2, 1996:
Allowance for doubtful                103,000   67,000       54,000   (a) 116,000
accounts
Reserve for warranties                 66,000  101,000       90,000        77,000
Allowance for inventory               130,000       --      130,000            --
valuation in excess of net
realizable value

Year ended May 28, 1995:
Allowance for doubtful                131,000    6,000       34,000   (a) 103,000
accounts
Reserve for warranties                 69,000   49,000       52,000        66,000
Allowance for inventory               402,000       --      272,000       130,000
valuation in excess of net
realizable value

(a)   Represents charge-off of accounts receivable, net of recoveries.
















    *******************************************************************




                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549


                                 FORM 10-K



               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                    OF


                             AULT INCORPORATED

                                    FOR

                          YEAR ENDED JUNE 1, 1997





    *******************************************************************



                               EXHIBIT INDEX


    *******************************************************************



                             AULT INCORPORATED

                             EXHIBIT INDEX TO
                 FORM 10-K FOR THE YEAR ENDED JUNE 1, 1997

Required Regulation S-K
Exhibit Items

SK
Refer-
ence   Title of Documents     Location

3(a)   Restated Articles of   Filed as Exhibit 3(a) to Form 10-K for
       Incorporation, as      fiscal 1988 and incorporated herein by
       amended                reference

3(b)   Bylaws, as amended     Filed as Exhibit 3(b) to Registration
                              Statement No. 2-85224 and incorporated
                              herein by reference

4.1    Rights Agreement       Filed electronically on Form 8-K for March
                              1996 and herein incorporated by reference

10.1   Management Incentive   Filed as Exhibit 10(b) to Registration
       Compensation Plan      Statement 2-85224 and incorporated herein by
                              reference

10.2   1986 Employee Stock    Filed as Exhibit 10(c) to Form 10-K for
       Option Plan            fiscal 1987 and incorporated herein by
                              reference

10.3   Ten Year Building      Filed as Exhibit 10(c) to Form 10-K for
       Lease Contract         fiscal 1987 and incorporated herein by
                              reference

10.4   Financing Agreement    Filed as Exhibit 10(f) to Form 10-K for
       on Credit Facility     fiscal 1995 and incorporated herein by
                              reference

10.5   First and Second       Filed electronically as Exhibit 10(g) to
       Amendments to          Form 10-K for fiscal 1996
       Financing Agreement
       on Credit Facility

10.6   Employee Stock         Filed electronically Commission File #333-
       Purchase Plan          4609 and herein incorporated by reference

10.7   Agreement to Credit    Filed as Exhibit 10.6 to Form 10-Q for Third
       Facility               Quarter of fiscal 1997 and incorporated
                              herein by reference

11     Computation of Per
       Share                  Filed herewith, Document 2 at Page 44
       Earnings

21     Subsidiary of          Filed as Exhibit 22 to Form 10-K for fiscal
       Registrant             1987 and incorporated herein by reference,
                              and herewith as Exhibit 21, Document 3
                              at Page 45

23     Consent of             Filed herewith, Document 4 at Page 46
       Independent Auditors

27     Financial Data         Filed herewith, Document 5 at Page 47
       Schedule

Pursuant to provisions of Item 601(b)(A)(iii)(a) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt of the Company are not being filed and in lieu thereof, Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.