Form 10-Q
period 1997-08-31
AULT INC
filed 1997-10-15
CIK 723639

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549


     [ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended August 31, 1997

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



                                   Outstanding at
          Class of Common Stock         August 31, 1997
          No par value             4,150,933 shares



                   Total pages - - - -18
             Exhibits Index on Page - - - -17








PART 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

             AULT INCORPORATED AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME
         (in Thousands, Except Amounts Per Share)

                                (UNAUDITED)
                              FIRST QUARTER
                                  ENDED

                              Aug. 31, Sept. 1,
                               1997     1996

Net Sales                       $9,423    $8,678
Cost of Goods Sold               7,214     6,546

   Gross Profits                 2,209     2,132

Operating Expenses
   Marketing                       887       706
   Design Engineering              403       369
   General &
    Administrative                 797       587

                                 2,087     1,662

Operating Income                   122       470

Non-Operating Income
(Expense):
  Other                             66        17
  Interest Expense                 (42)     (186)


      Income Before Income
         Taxes                     146       301

Income Taxes (Note 2)               59        74

      Net Income                   $87      $227

Net Income Per Share
  (Note 3)                       $0.02     $0.10

Weighted Number of Shares
& Common Equivalent Shares
 Outstanding                 4,308,931 2,383,774

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               AULT INCORPORATED AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEETS
                      (in Thousands)

                                        (Unaudited)
                                    Aug. 31, June 1,
                                     1997     1997

Assets:

Current Assets

Cash & Cash Equivalents (Note 4)     $3,273   $3,677
   Marketable Securities (Note 4)       848      849
   Trade Receivables Less Allowance
   for Doubtful Accounts of $55,000
    at August 31, and June 1, 1997    8,326    8,896

Inventories:

   Finished Goods                      2992     2750
   Work In Process                      265      256
   Raw Material                       5,167    4,256

      Total Inventories               8,424    7,262

Prepaid and Other Expenses
 (Note 5)                               919      660
  Deferred Taxes (Note 2)               123      123

      Total Current Assets           21,913   21,467

Other Assets
Other Receivables, Less Allowance
 Of $65,000 (Note 6)                    197      197
Patent Less Amortization of
$12,102 (Note 7)                        169      178
Deferred Taxes (Note 2)                 544      558
Other                                   120      126

                                       1030     1059
Property, Equipment, and Leashold
Improvement, at Cost:
   Land                                 875      875
   Building                             796      796
   Machinery and Equipment            5,836    5,572
   Office Furniture                     549      519
   E.D.P. Equipment                    1015     1015
   Leasehold Improvements               657      657

                                      9,728    9,434
Less Accumulated Depreciation         6,000    5,866

   Net Property Equipment and
    Leasehold  Improvements           3,728    3,568

   Total Assets                     $26,671  $26,094

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AULT INCORPORATED AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEETS
                      (in Thousands)

                                        (Unaudited)
                                       August    June
                                        31,       1,
                                        1997     1997

Liabilities and Stockholders' Equity:
Current Liabilities:
   Note Payable to Bank                 $1,160    $756

   Current Maturities of Long-Term
    Debt (Note 8)                          172     199

   Accounts Payable                      3,994   3,531

   Accrued Expenses:
      Compensation (Note 9)                419     503
      Other (Note 10)                      736     817
      Income Taxes Payable (Note 2)         59     430

   Total Current Liabilities             6,540   6,236

Long-Term Debt, Less Current
Maturities Included Above (Note 8)         393     441

Deferred Rent Expense (Note 11)            112     123

Deferred Compensation (Note 12)            384     358

Stockholders' Equity:

   Preferred Shares, No Par Value;
   Authorized:
    1,000,000 Shares; None Issued.
   Common Shares, No Par Value,
   Authorized:
    10,000,000 Shares; Shares
   Outstanding: August  31,  1997;
   4,150,933, June 1, 1997; 4,075,733   18,303  18,055
   Note Receivable from Sale of Common
    Stock                                (204)    (204)
   Foreign Currency Translation
    Adjustment (Note 13)                     2      31
   Retained Earnings                     1,141   1,054

         Total                          19,242  18,936

                                       $26,671 $26,094

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             AULT INCORPORATED AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in Thousands)

                                        (UNAUDITED)
                                     THREE MONTHS ENDED
                                   August    Sept. 1,
                                     31,       1996
                                    1997

Cash Flows From Operating
Activities:
   Net Profit                           $87       $227
   Adjustments to Reconcile Net
   Income to Net Cash provided by
   Operating Activities:
      Depreciation                      134        113
      Amortization                       12
      Provision for Doubtful
       Accounts                           0         19
      Deferred Taxes                     14         36
      Deferred Rent Expenses            (11)        (8)
      Decrease in Market Value of
       Securities                         1
   Changes in Assets and
    Liabilities:
   (Increase) Decrease In:
      Trade Receivables                 570        491
      Inventories                    (1,162)      (416)
      Prepaid and Other Expenses       (259)       (57)
   (Increase) Decrease In:
      Accounts Payable                  463     (1,424)
      Accrued Expenses                 (139)        19
      Income Tax Payable               (371)        49
      Net Cash Used in Operating
      Activities                       (661)      (951)

Cash Flows From Investing
Activities:
   Purchase of Equipment               (294)       (59)
  (Increase) Decrease in Other
    Assets                                3         18

     Net Cash Used In Investing
      Activities                       (291)       (41)

Cash Flows From Financing
Activities:
   Net Borrowings on Revolving
       Credit Agreement                $404       $902
   Proceeds From Issuance of
    Common Stock                        248         19
   Principal Payments on Long-
    Term Borrowings, Including
    Capital Lease Obligations           (75)       (52)

      Net Cash Provided By
      Financing Activities              577        869
      Activities

Effect of Foreign Currency
Exchange Rate Changes on Cash           (29)        47
   Decrease in Cash and Cash
    Equivalents                        (404)       (76)
    Cash and Cash Equivalents
        Beginning                      3677        412
        Ending                       $3,273       $336





             AULT INCORPORATED AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR FIRST QUARTER ENDING AUGUST 31, 1997


NOTE 1, Principles of Consolidation

The  accompanying consolidated financial statements include
the   accounts   of  Ault  Incorporated,  its  wholly-owned
subsidiary,  Ault  Korea Corporation, and its  wholly-owned
subsidiary,   Ault  Xianghe  Co.  Ltd.,   which   commenced
operations  in  May  1997.   All  significant  intercompany
transactions have been eliminated. The foreign currency translation adjustment represents the translation into United States dollars of the Company's investment in the net assets of its foreign subsidiary in accordance with the provisions of FASB Statement No. 52.

NOTE 2, Income Taxes

The Company's tax provision is for US income taxes only and
is  accrued  at the rates of 38% . The foreign  subsidiary,
Ault Korea Corporation incurred a loss for the quarter  and
therefore  had  no  accrued income taxes.   See  MANAGEMENT
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
OF OPERATION.

NOTE 3, Net Income Per Share

The  Company has adopted the disclosure-only provisions  of
Statement  of  Financial  Accounting  Standards  No,   123,
Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Company's stock option plan. Had compensation cost been determined for the first quarter fiscal 1997 and fiscal 1998 based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

                                   1998     1997
Net income, as reported            $87,000 $227,000

Net income (loss), pro forma       (18,011) 171,183

Net income, per share as reported     0.02     0.10
Net income (loss), per share, pro
 forma                               $0.00    $0.07

The  fair  value of each option grant is estimated  on  the
date  of grant using the Black-Scholes option-pricing model
with  the  following  weigh-average  assumptions  used  for
grants   included   in   fiscal  1998   and   fiscal   1997
calculations.







             AULT INCORPORATED AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR FIRST QUARTER ENDING AUGUST 31, 1997

                                      1998      1997

Expected dividend yield                 -         -
Expected stock price volatility       67.68%      67.68%
Risk free interest rate           5.85-6.61%  5.85-6.61%
Expected life of options               5           5

NOTE 4, Cash and Cash Equivalents

For  the  purpose  of reporting cash and  cash  flows,  the
Company  considers all highly liquid instruments  purchased
with  a  maturity  of  three months  or  less  to  be  cash
equivalents.    Marketable  securities  are  comprised   of
preferred stocks of various companies.

NOTE 5, Deferred and Refundable Expenses

Prepaid and other expenses for both periods are principally
customs  duty  and value-added taxes, and certain  deferred
expenses  that  are  related to, and are  absorbed  against
revenue  during  the respective fiscal  year,  as  well  as
receivables   for   cash   advances   made    to    foreign
subcontractors of the Company.  The customs duty and  value
added  taxes  are  paid by Ault Korea  Corporation  to  the
Korean  authority  on  products that are  manufactured  for
exportation.   These  payments  are  refundable  when   the
subsidiary submits to the Korean Government the appropriate claim and proof of exportation.

NOTE 6, Other Receivables

Other  receivables  of $197,000 for fiscal  1998  and   for
fiscal 1997, after allowance of $65,000, represents amounts
due  the Company relating to trade receivable invoices from
fiscal 1991.  The customer had terminated its contract with
the Company for reasons that were external and unrelated to
the Company and refused to compensate the Company for costs
that  were incurred.  The company brought suit against  the
customer  for cost recovery and loss of profits.   Although
recently  determined in its favor, the Company is appealing
the  amount  of $318,000 jury verdict, because it  did  not
appear to have given any weight to loss of profits that was
sought  by  the  Company.   A  hearing  on  the  appeal  is
scheduled to be held in  October 1997.

NOTE 7, Patent

Patent  cost,  net  of  amortized  amounts  represents  the
contract price of US Patent #5,303,137,1 which was acquired
from  a  source external to and independent of the Company.
The   Company  believes  that  products  using  the   power
conversion   technology   it   represents   will   generate
significant  revenues into fiscal 2002.   For  amortization
purposes, the patent had been assigned a life of four years.


             AULT INCORPORATED AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR FIRST QUARTER ENDING AUGUST 31, 1997


NOTE 8, Long-term Debt

Long-term debt, including current maturities contain the following:

                                       August         Sept, 1
                                         31,           1997
                                        1997
                                               (000)

- 8.1% term loan due in monthly
  installments of $7,340, including
  interest to February 2001
  secured by equipment                 $266           288

- 6.5% note payable, due in
  quarterrly installments of
  $28,019 plus interest through
  April 2000, secured by equioment      224           224

- Capitalized lease obligations due in
  in various monthly installments
  through June 1999                      75           128

             Total                     $565          $640

NOTE 9, Compensation

Compensation consists principally of amounts accrued for payment of employees' salaries, vacation and sick pay.


NOTE 10, Accrued Expenses, Other

Accrued expenses, other, are mainly undue amounts for sales representatives commissions, fees to product certifying agencies and provisions for future payment of current warranty commitments.

NOTE 11, Deferred Rent

The  lease  on the Company's Minneapolis plant  and  office
facilities includes scheduled base rent increases over  the
term  of  the lease, which runs for ten years,   The  total
amount  of  the  base  rent payments is  being  charged  to
expenses on the straight-line method over the term  of  the
lease.   The  difference between the  payments  expense  is
recorded as deferred rent.









             AULT INCORPORATED AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR FIRST QUARTER ENDING AUGUST 31, 1997


NOTE 12, Deferred Compensation

Deferred   compensation  is  a  provision  by  Ault   Korea
Corporation,  in accordance with requirement by  the  Korea
Government, for the compensation of each current employee when his/her employment with the subsidiary terminates.
The National Pension Scheme of Korea, does not require the Company to fund this obligation, but requires the transfer of certain portions of the retirement liability to the Korean National Pension Fund. The liabilities recorded by the Company are net of these transfers.

NOTE 13, Foreign Currency Translation Adjustments

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

Net Sales: Net sales increased 8.6% in the first quarter of fiscal 1998 to $9,423,000 from $8,678,000 in the first quarter of fiscal 1997. Net sales increased only modestly during the quarter because several major customers who, although are continuing to forecast increased order levels with the Company, delayed placing high volume orders that the Company had expected to ship during the first quarter.
The orders were delayed by these customers because of two principal reasons:

      Their strategy to continue promotion of and revenue generation from their existing product designs.

     Delays in establishing the infrastructure, such as transmission stations and wired systems that are required to trigger faster growth of the market for cable modems that is supported by the Company.

The mix of products that were shipped during the quarter contained a high proportion of transformers because most of the orders that were delayed were for shipments of switching power supplies and battery chargers. Order inputs for the second quarter are already strengthening, and because of this, it is anticipated that net sales for the second quarter will improve when compared to the first quarter just ended and the second quarter of fiscal 1997.
It is also anticipated that the mix of products required by these orders will have a higher content of battery chargers and switching power supplies.

The Company believes that it is well positioned to support the anticipated improved requirements of customers. To this end, six new products were introduced during the first quarter and it is anticipated that 20 new products will be introduced in fiscal 1998, up from 18 in fiscal 1997.
Among the products soon to be introduced is a line of 80 to 100-watt high density switching power supplies that utilize design technologies that provide greater competitive features when compared to conventional technologies. These high output products will enable the Company to compete in markets such as printers and high-power portable computers that traditionally have used internal power devices, because external products with the required power ratings have not been available. A new 80-watt family of switching power supplies that was introduced in fiscal 1997 is receiving excellent start-up orders, and a 45-watt switching power supply based on the Company's high density power technology is also being well received.
Efforts for greater entry into Japanese markets through distributorship arrangements and for sale of battery chargers through an alliance with Moli Energy of Japan are continuing towards the desired results.

Order Backlog: The Company's order backlog at August 31,
1997, totaled $14,906,000, compared to $14,720,000 at June
2, 1997, and $15,600,000 at September 1, 1996.  The order
backlog represents shipment of approximately four months of customer orders and reflects the current posture of many
OEMs to limit their contractual exposure to the best lead-time of their suppliers.

Gross Profit: Gross profit increased only modestly to
$2,209,000 from $2,132,000 for the first quarter of fiscal
1997.  As a percentage of net sales, gross profit declined
to 23.4% from 24.6% in the first quarter of fiscal 1997
because of the high content of transformers in the mix of
products, as stated above.  Transformers traditionally have
had lower gross margins compared to the gross margins of
switching power supplies and battery chargers. Improvement
in overall gross margin is anticipated during the remaining
quarters of fiscal 1998 when orders for higher margin
products are expected to be greater.   If  the expected
improvement in net sales is achieved, gross margin would additionally benefit from greater manufacturing efficiencies and better utilization of fixed costs.

Operating Expenses: Operating expenses were $2,087,000  or
22.1% of net sales for the first quarter of fiscal 1998, compared to $1,662,000 or 19.2% of net sales for the first quarter of fiscal 1997. The increased expenditure of $425,000 relates principally to the implementation of strategic initiatives which were taken during the second half of fiscal 1997 for the purpose of strengthening the Company's competitive sales and marketing position and its Asian manufacturing supervision. It is expected that these expenditures will be beneficial to future growths in sales and profits.

Operating Income: Operating income for the first quarter of fiscal 1998 decreased by 74% to $122,000 from $470,000 for the first quarter of fiscal 1997.

Non-Operating Income: Non-operating income of  $66,000 and
$17,000 for the fiscal 1998 and fiscal 1997 quarters, respectively, are principally interest income from short-term investments. Interest expense amounting to $42,000 for the first quarter of fiscal 1998 and $186,000 in fiscal 1997 were incurred on leasing commitments and on short-term bank borrowings. The expenditures for fiscal
1998 were lower because of reduced amounts of bank borrowings, all of which were made by the South Korean subsidiary.

Income Tax: The Company had pre-tax income of $146,000 and $301,000 for the fiscal 1998 and fiscal 1997 quarters, respectively. For the fiscal 1998 quarter, income taxes of $59,000 were accrued at a rate of 38.0% on profits of the US operation , although the availability of business credits and net operating loss carryforwards are expected to reduce actual tax payments for the year to a rate of approximately 29.0%. The foreign subsidiary incurred a loss for the quarter, and therefore had no accrued tax liabilities. The Company accrued Alternative Minimum Income
Tax of $25,000 on its US profits for the first quarter of fiscal 1997 which was also after the application of tax credits and net operating loss carryforwards. The foreign subsidiary incurred a loss for that quarter as well, and therefore had no accrued tax liabilities.

Net Income: Net income decreased to $87,000 for the quarter from $117,000 for the first quarter of fiscal 1997. Per share earnings were $0.02 for the first quarter of fiscal
1998, based on weighted shares of 4,308,931; and $0.10 for the first quarter of fiscal 1997, based on weighted shares of 2,383,774.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's working capital resources at August 31, 1997 and September 1, 1996:

                               August 31,         Sept. 1,
                                  1997              1996
                                          (000)

- Working Capital                  $15,231          $4,100

     Cash                            3,273             412
     Marketable Securities at
      Market                           848
                                     4,121             412
- Bank credit facilities             3,500           7,500
- Cash Flows:

     Cash used by operations           519             951
     Cash used in investing
      activities                       433              41
     Cash flows from financing
      activities                       577             869


Working Capital:

The Company's principal sources of working capital on which
it relies to support normal growth in revenues and for
attainment of profit goals have been its credit facilities
and its cash flows from operations.  For strategic matters
that require greater capital resources. The Company has
sought additional equity financing to enable it to achieve
the desired objectives.  To this end , the Company
completed a public sale of its common shares during the
third quarter of fiscal 1997, from which, after
underwriters' discount and other offering expenses, it
raised $10,621,000.  The precedes were used to repay
certain bank revolving credit obligations and mortgage
debts and to establish a wholly owned facility in China to
serve as a low cost manufacturing resource.   Working
capital provided from the public offering enabled the Company to begin the current fiscal 1998 year with cash and liquid investments totaling $4,526,000. At August 31,
1997, these amounts totaled $4,121,000, down by $405,000 from the balance at June 1, 1997.

The Company's current assets at August 31, 1997, were
$15,373,000 in excess of its current liabilities, representing a current ratio of 3.4 to 1.

Credit Facilities:

The Company maintains two credit facilities; its primary credit facility with US Bancorp in the US and a smaller facility with Korea Exchange Bank that supports the South
Korean subsidiary. The US Bancorp credit facility is comprised of the following features:

     (a) A revolving credit facility of $2.0 million at prime rate of interest and secured by trade receivables. There were no borrowings against it at the end of the quarter.
     (b) An equipment term loan in an amount of $300,000 that is repayable at 8.1% per annum through February 2001. All proceeds from this loan facility had been utilized when the quarter began.

The US Bancorp credit facility expired on October 1, 1997, and was successfully re-negotiated to continue for another year with a second term loan that bears features that are similar to the first loan. The Company believes that this credit facility is adequate for the support of current strategies and that a greater credit facility could be successfully negotiated, if an opportunity arose that necessitates it.

The South Korean credit facility amounts to $1.5 million and was established for the purpose of covering bank overdrafts , short-term financing and export financing.
Advances outstanding at August 31, 1997, totaled
$1,160,000, and amounts available for borrowing totaled
$340,000.



Cash Flows:

Operations: Operations used $661,000 of net cash for the three months which came from activities that provided
$1,131,000 of cash and activities that used $1,792,000 of cash. The activities that provided $1,131,000 of cash were:
      (a) Net profit: Provided $87,000 of cash for the quarter. Improvement in profitability is anticipated for the remaining quarters from expected increase in net sales.
      (b) Adjustments to net profit: Provided $150,000 of cash; depreciation charges to capital assets, the major item provided $134,000.
      (c) Trade receivables: Reduction in trade receivables provided $570,000 of cash. The reduction was supported mainly by business seasonality which traditionally has resulted in lower net sales and trade receivable balances in the first quarter, compared to the preceding fourth quarter. A net contribution to cash is not anticipated for the total year because trade receivables are expected to increase along with expected increase in net sales.
      (d) Trade payables: Net increase in trade liabilities and accrued expenses provided $324,000 of cash.. The net increase is mainly associated with procurement of raw materials and sub-contract arrangements and are expected to provide additional cash in fiscal 1998 due to anticipated growth in net sales

 The activities that used $1,792,000 of cash were:
      (a) Inventories: Increases in inventories used $1,162,000 of cash mainly due to raw material procurements to support customer orders for the second quarter, and to increase in requirements of customers for emergency stocking of finished products. Changes in inventories for the remaining quarters of fiscal 1998 are not anticipated to result in any significant increase in use of cash.
      (b) Prepaid and other expenses: Used $259,000 of cash mainly due to increase in refundable payments of customs duty by the Korean subsidiary and deferred expensing of certain payments that are applicable to future fiscal 1998 net sales.
      (c) Income tax payments: Payment of fiscal 1997 actual US income tax and of the first installment for fiscal 1998 used $371,000 of cash. Additional installment payments in fiscal 1998 will use approximately $225,000 of cash.

It is anticipated that any net contribution of cash from operations for all of fiscal 1998 will not be of significant amounts because of expected growth in trade receivable and payment of income taxes.

Investing activities: Investing activities used $291,000 of cash for the period mainly for the purchase of manufacturing and tooling equipment and equipment to enhance the quality of management information services.
Greater expenditures are anticipated for the remaining quarters of fiscal 1998 for these purposes, as well as to provide design engineering equipment for the Company and to expand the manufacturing capabilities of the Ault China plant.

Financing activities:  Financing activities provided
$577,000 of cash for the quarter which was comprised of the following:
     (a) Net borrowing on revolving credit agreement: Net borrowing by the South Korean subsidiary provided $404,000 of cash for the quarter. See Credit Facilities above.
     (b)  Exercise of common stock options by employees:
          Provided $248,000 of cash.
     (c) Principal payments on long-term borrowings and capital leases: Used $75,000 of cash. See Note 8, Long-term Debt, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Effect of foreign Currency Exchange Rate:  Although the
Korean Won is still relatively stable, the effect of the translation of the Korean financial statements, prepared in Won, to US dollars resulted in a net asset value decrease of $29,000. Of this decrease, $17,000 was related to the Ault China subsidiary and $12,000 related to Ault Korea.

Summary:

The Company's cash and working capital position is adequate for the support of normal growth in revenue and profit beyond the current fiscal year. Without added use of short-term bank credits, however further reduction in currently available cash would be expected to occur in the current fiscal year, because it is anticipated that any cash flows from operations would be inadequate to support expenditures for capital assets that are planned for the remaining three quarters.

Impact of Recent Accounting Standard Changes:

SFAS No. 123:  In October, 1995, the FASB issued  SFAS No.
123, Accounting for Stock-Based Compensation, which establishes a fair-value-based method for financial accounting and reporting for stock-based employee compensation plans. However, the new standard allows compensation to continue to be measured using the intrinsic value-based method of accounting prescribed by Accounting
Principles Board Statement No. 25, Accounting for Stock
Issued to Employees, providing that there were expanded disclosures. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized for the stock option . The effect on net income and per share earnings if compensation costs were recognized is shown in Note 3, Net Income Per
Share, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement No. 128:  The FASB has issued Statement No. 128,
Earnings Per Share, which supersedes APB Opinion No. 15.
Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities outstanding that trade in a public market.
Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion ,exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company is required to adopt Statement No
128 for annual and interim periods ending after December
15, 1997. The Company has outstanding stock purchase warrants and stock options to employees and directors and will therefore be required to present basic as well as diluted per share earnings.

Impact of Foreign Operations and Currency changes:

Although products that were manufactured  by Ault Korea
Corporation contributed a very significant portion of total sales, conversion of the Won to US dollars had no significant impact on profits because conversion rates were relatively stable. Manufacturing by Ault China, so far, is not of significant amount and conversion rate of the YUAN is also relatively stable. Additionally, the Company is not exposed to any significant currency exchange risk related to its foreign manufacturing arrangements since most transactions are conducted in US dollars.
Contracts that are in foreign currencies are not significant in amounts at this time and therefore exposure to currency exchange risk is minimal.

Microchip Based Date-referenced Systems and Year 2000
Compliance:

All of the Company's microchip-based date referenced systems, including computer software and hardware are already year 2000 compliant. There are no internal matters, therefore, that will affect the Company's ability to process systems date-referenced information when year
2000 arrives. The Company does not yet know of the extent to which the current preparedness of its external business associates may show to adversely affect its business transactions if tests of their systems were conducted today. The Company is communicating with these external sources and its objective is to obtain their commitment that they will be Year 2000 compliant by December 31, 1998.


             AULT INCORPORATED AND SUBSIDIARY

                PART II.  OTHER INFORMATION

ITEM 1-5  Not Applicable


ITEM 5    OTHER INFORMATION:  Not Applicable

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Reference   Title of Document        Location

            Part 1 Exhibits
11          Computation of Per       Filed herewith at Page
            Share Earnings
27          Financial Data           Filed Electronically
            Scheduling

 (b) Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended August 31, 1997.













                        SIGNATURES



Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     AULT INCORPORATED
                       (REGISTRANT)



DATED:    10/14/97       /s/ Frederick M. Green
                         Frederick M. Green, President
                         Chief Executive Officer and
                         Chairman




DATED:    10/14/97       /s/ Carlos S. Montague
                         Carlos S. Montague, Vice President
                         Chief Financial Officer and
                         Controller