Form 10-Q
period 1997-08-31
AULT INC
filed 1998-01-14
CIK 723639

Page 21


                         FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549


     [ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1997

              Commission file number 0-12611

                     AULT INCORPORATED

          MINNESOTA________                  41-0842932
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



                                    Outstanding at
          Class of Common Stock         November 30, 1997
           No par value            4,150,933 shares



                   Total pages - - - -29
             Exhibits Index on Page - - - -18








PART 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

             AULT INCORPORATED AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME
         (in Thousands, Except Amounts Per Share)

                                                 (UNAUDITED)
                                SECOND QUARTER  SIX MONTHS ENDED
                                         ENDED

                             Nov.
                              30,     Dec. 1,   Nov. 30,  Dec. 1,
                             1997      1996      1997     1996


Net Sales                     $10,954     $9,248     $20,377     $17,926
Cost of Goods Sold
                                8,086      6,861      15,300      13,407
   Gross Profits
                                2,868      2,387       5,077       4,519
Operating Expenses
   Marketing                      930        789       1,817       1,495
   Design Engineering             428        390         831         759
   General &                      776        635       1,573       1,222
Administrative

                                2,134      1,814       4,221       3,476

Operating Income                  734        573         856       1,043

Non-Operating Income
(Expense):
  Other                            69          3         135          20
   Interest Expense               (50)      (191)        (92)       (377)

   Income Before Income           753        385         899         686
Taxes
Income Taxes (Note 3)             244         95         303         169

      Net Income                 $509       $290        $596        $517

Net Income Per Share            $0.12      $0.12       $0.14       $0.22

Weighted Number of Shares
& Common Equivalent Shares
 Outstanding                4,366,641  2,414,178    4,276,199  2,401,219

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               AULT INCORPORATED AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEETS
                      (in Thousands)

                                        (Unaudited)
                                           Nov. 30, June 1,

                                             1997     1997

Assets:

Current Assets

Cash & Cash Equivalents (Note 4)          $3,695    $3,677

   Marketable Securities (Note 3)            848       849
   Trade Receivables Less Allowance for
    Doubtful Accounts of $34,000
     at November 30,1997 and $55,000 June  8,168     8,896
1,1997

Inventories:

   Finished Goods                          3,287     2,750
   Work In Process                           312       256
   Raw Material                            4,336     4,256

      Total Inventories                    7,935     7,262

Prepaid and Other Expenses (Note 5)        1,049       660
  Deferred Taxes (Note 2)                    123       123

      Total Current Assets                21,818    21,467

Other Assets
Other Receivables, Less Allowance
Of $65,000 (Note 6)                          197       197
Patent (Note 7)                              160       178
Deferred Taxes (Note 2)                      486       558
Other                                        101       126
                                             814     1,059

Equipment, and Leashold
Improvement, at Cost:
   Land                                      876       875
   Building                                  797       796
   Machinery and Equipment                 5,985     5,572
   Office Furniture                          576       519
   E.D.P. Equipment                        1,015     1,015
   Leasehold Improvements                    836       657

                                          10,085     9,434
Less Accumulated Depreciation              6,129     5,866

   Net Equipment and Leasehold             3,956     3,568
Improvements
   Total Assets                          $26,718   $26,094


             AULT INCORPORATED AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEETS
                      (in Thousands)

                                             (Unaudited)
                                                Nov.   June 1,
                                                 30,     1997
                                                1997

Liabilities and Stockholders' Equity:
Current Liabilities:
   Note Payable to Bank                         $944    $756

   Current Maturities of Long-Term Debt          233     199
(Note 8)

   Accounts Payable                            3,832   3,531

   Accrued Expenses:
      Compensation (Note 9)                      456     503
      Other (Note 10)                            724     817
      Income Taxes Payable (Note 2)              245     430
   Total Current Liabilities                   6,434   6,236

Long-Term Debt, Less Current Maturities
Included Above (Note 8)                          548     441

Deferred Rent Expense (Note 11)                   98     123

Deferred Compensation (Note 12)                  321     358

Stockholders' Equity:

   Preferred Shares, No Par Value;
Authorized,
    1,000,000 Shares; None Issued.
   Common Shares, No Par Value, Authorized
    5,000,000 Shares; Shares Outstanding:     18,303  18,055
 November 30,1997; 4,150,933, June 1, 1997;
 4,075,733 Shares

  Note Receivable from Sale of Common Stock     (204)   (204)
   Foreign Currency Translation
    Adjustment (Note 13)                        (432)     31
   Retained Earnings (Deficit)                 1,650   1,054

         Total                                19,317  18,936

Total Liabilities and Stockholder's Equity   $26,718 $26,094


See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             AULT INCORPORATED AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in Thousands)

                                            (UNAUDITED)
                                           SIX MONTHS ENDED
                                             Nov.   Dec. 1,
                                              30,     1996
                                             1997

Cash Flows From Operating Activities:
   Net Profit                                $596     $517
   Adjustments to Reconcile Net Income
to Net Cash provided by (Used in)
Operating Activities:
      Depreciation                            263      226
      Amortization                             25
      Provision for Doubtful Accounts         (21)      30
      Provision for Inventory Allowance
      Deferred Taxes                           72
      Deferred Rent Expenses                  (25)     (19)
      Decrease in Market Value of
Securities
   Changes in Assets and Liabilities:
   (Increase) Decrease In:
      Trade Receivables                       749       96
      Inventories                            (673)    (317)
      Other Current Assets                   (389)    (293)
   Increase (Decrease)In:
      Accounts Payable                        301   (1,105)
      Accrued Expenses                       (177)     121
      Income Tax Payable                     (185)     137
      Net Cash Provided (Used in)
Operating                                     537     (549)
      Activities

Cash Flows From Investing Activities:
   Purchase of Equipment                     (651)    (160)
   Decrease in Other Assets                    18       19

     Net Cash Used In Investing              (633)    (141)
Activities

Cash Flows From Financing Activities:
   Net Borrowings on Revolving
       Credit Agreement                       188      727
   Proceeds From Issuance of Common           248       58
Stock
   Proceeds From Equipment Term Loan          300
Note
   Principal Payments on Long-Term
Borrowings,
       Including Capital Lease               (159)    (138)
Obligations

      Net Cash Provided By Financing
      Activities                              577      647

Effect of Foreign Currency Exchange Rate
Changes on Cash                              (463)      62
   Increase in Cash                            18       19
        Beginning                            3677      412
        Ending                             $3,695     $431

             AULT INCORPORATED AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR SECOND QUARTER ENDING NOVEMBER 30, 1997


NOTE 1, Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ault Incorporated, its wholly-owned subsidiaries, Ault Korea Corporation, and , Ault Xianghe
Co. Ltd. All significant intercompany transactions have been eliminated. The foreign currency translation adjustment represents the translation into United States dollars of the Company's investment in the net assets of its foreign subsidiaries in accordance with the provisions of FASB Statement No. 52.

NOTE 2, Income Taxes

The Company's tax provision is for US income taxes only and is accrued at the rates of 38% . The foreign subsidiaries had no accrued income taxes for the period because of the utilization of net operating loss carryforwards which reduced taxable income for the period. See MANAGEMENT
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
OF OPERATION.

NOTE 3, Net Income Per Share

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No, 123,
Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Company's stock option plan. Had compensation cost been determined for the six months of fiscal 1997 and fiscal 1998 based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

                                         1998     1997

Net Income, as reported              $596,000  $517,00
                                                     0
Net Income pro forma                  384,467  405,366
Net Income, per share as reported        0.14     0.22
Net income per share, pro forma          0.09     0.17

The  fair  value of each option grant is estimated  on  the
date  of grant using the Black-Scholes option-pricing model
with  the  following weighted-average assumptions used  for
grants   included   in   fiscal  1998   and   fiscal   1997
calculations:



             AULT INCORPORATED AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR SECOND QUARTER ENDING NOVEMBER 30, 1997.

<CAPTION)
                                 1998       1997

Expected dividend yield
                          -           -
Expected stock price           67.68%     67.68%
volatility
Risk free interest rate    5.47-6.61%      5.85-
                                           6.61%
Expected life of options          1-5        4-5

NOTE 4, Cash and Cash Equivalents

For the purpose of reporting cash and cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Marketable securities are comprised of preferred stocks of various companies.

NOTE 5, Prepaid and Other Expenses

Prepaid and other expenses are principally customs duty and value-added taxes, and certain deferred expenses that are related to, and are absorbed against revenue during the fiscal year, as well as receivables for cash advances made to foreign subcontractors of the Company. The customs duty and value added taxes are paid by Ault Korea Corporation to the Korean authority on products that are manufactured for exportation. These payments are refundable when the subsidiary submits to the Korean Government the appropriate claim and proof of exportation. Advances to sub-contractors are amortized against order deliveries.

NOTE 6, Other Receivables

Other receivables of $197,000 , after allowance of $65,000, represent amounts due the Company relating to trade receivable invoices from fiscal 1991. The customer had terminated its contract with the Company for reasons that were external and unrelated to the Company and refused to compensate the Company for costs that were incurred. The company brought suit against the customer for cost recovery and loss of profits. Although recently determined in its favor, the Company is appealing the jury verdict, because it did not appear to have given any weight to loss of profits that was sought by the Company. A hearing on the appeal is pending.







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




               AULT INCORPORATED AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR SECOND QUARTER ENDING NOVEMBER 30, 1997


NOTE 8, Long-term Debt

Long-term debt, including current maturities contain the following:

                                          NOV.         JUNE
                                          30,           1,
                                          1997         1997
                                               (000)


US Bancorp
8.1% term loan due in monthly
installments
of $7,340, including interest to
February
2001, secured by equipment                 $256          $288

6.5% note payable, due in quarterly
of $28,019 plus interest through April
2000, secured by equipment                  178           224


Capitalized lease obligations due in         47           128
various monthly installments through
June 1999

US Bancorp
8.0% term loan due in monthly
installments
of $7,320, including interest to            300
November
2001, secured by equipment

Total                                      $781          $640

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



               AULT INCORPORATED AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR SECOND QUARTER ENDING NOVEMBER 30, 1997

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

NOTE 13, Foreign Currency Translation Adjustments

The Korean Won is considered the functional currency of the Korean subsidiary. Accordingly, the effect of translating the subsidiary's statements into US dollars is recorded as a separate component of shareholders' equity. The adjustments that were recorded for the six months are reconciled as follows:

                                                 (000)

     Beginning Cumulative Gain at June 1, 1997     $31
     Gain (Loss) for the period from:
               a.     Long-term    Inter-company  (476)
     Receivables
           b. Other
                                                    13

     Ending Cumulative Loss                      ($432)






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

RESULTS OF OPERATIONS

Net Sales: Net sales increased 18.4% in the second quarter of fiscal 1998 to $10,954,000 from $9,248,000 in the second quarter of fiscal 1997. For the six months of fiscal 1998, net sales totaled $20,377,000, up 13.7% from $17,926,000 net sales for the six months of fiscal 1997. The increase came principally from the order backlog at the end of the previous quarter.

Order Backlog:  Order backlog at November 30, 1997, totaled
$13.6 million compared to $14.9 million when the quarter
began and $15.0 million at December 1, 1997.  Orders booked
during the first six months amounted to $19.1 million which
represents an increase of  20 1%, compared to $15.9 million
booked during the first  six months of fiscal 1997.  The
improved bookings for the six months of  fiscal 1998 was
aided by the continuing strength of the telecommunications,
data communications,  computer peripherals and medical
markets served by the Company. However,  significant orders
that were expected from customers who are leading OEMs in
the cable modem market did not materialize because
infrastructure, such as transmission stations and wired
systems, prerequisites to greater installation of cable
modems, were not in place.  The necessary infrastructure is
being built, and the Company believes that growth in demand
for cable modems manufactured by its OEM customers and
which use the Company's power conversion products may
result in significantly increased orders for its products
in fiscal 1999.   Additionally, the Company's family of 80-
watt switching power supplies that were introduced in fiscal 1997 has not achieved the expected level of market acceptance because of price competition. These products are being recosted to be sold at lower prices and it is expected that this will result in greater market acceptance and sales in the fourth quarter of the current fiscal year.

The Company also believes that it may continue to see stronger Asian price competition for some time resulting from the area's economic crisis, although the currency devaluation in countries that the crisis affects is not expected to provide to those countries any significant advantage that should induce greater foreign sales. A large portion of the Company's business is derived from manufacturing in these areas, and like the Company's manufacturing sources, the competition imports the greater percentage of its raw material from countries that have stronger currencies.

Because of these factors, the Company believes that its rate of bookings will not be strong enough to result in any significant improvement in revenues for the third quarter of fiscal 1998, compared to the third quarter of fiscal 1997.

The Company also believes that it is adopting the necessary strategies to overcome the current competitive issues and to realize greater revenue growth rates beginning in the fourth quarter of fiscal 1998. To this end, eleven new products were introduced during the second half and plans are to introduce nine new products for the remaining two quarters making a total of twenty introductions for fiscal
1998. The following products are among those that will be introduced:

      A 9 to 11-watt and a 12 to 15-watt family of switching power supplies that are designed for applications such as business and residential wireless telephones and net-working devices. Shipments are expected to start during the second calendar quarter of 1998.

     A 60-80 watt family of switching power supplies designed for applications such as routers, LANS and servers. These products will be introduced in February of 1998.

A technical issue encountered with the Company's 80 to 100-watt high density switching power supplies has delayed the project and the generation of revenue from it. The issue is being resolved and it is anticipated that shipments will commence in early fiscal 1999. Aside from having greater competitive features when compared to conventional products, these high output products will enable the Company to compete in markets such as printers and high-power portable computers that traditionally have used internal power devices because external products with the required power ratings have not been available.

The Company's strategy on foreign market penetration has continued to show increasing successful results. Revenue from Asian markets including Japan is anticipated to exceed $2.0 million in the current fiscal year, up from $0.9 million in fiscal 1997. Alliance with Shinko Shoji, a major Japanese and international distributor, continues to provide exposure to opportunities for sale in the Japanese market. In various stages of negotiations, product designs and sample approvals, these sale opportunities are anticipated to provide a significant increase in revenues from Asian markets in fiscal 1999.
Strategies towards greater European market penetration are also realizing increasing success. Revenue from European markets is anticipated to exceed $1.5 million in the current fiscal year, up from $0.6 in fiscal 1997. The
Company is in various stages of discussion with major
European OEMs on potential contracts that are anticipated to be beneficial to revenue growth in the current year as well as in fiscal year 1999. In view of the opportunities for greater European sales, the Company has strengthened its European sales efforts by establishing contracts with sales representatives for major accounts, in addition to existing distributorship arrangements.

The Company expanded the capacity of its subsidiary in China as a source of low cost manufacturing in response to anticipated growth in customer requirements, and to further counter foreign price competition.

Gross Profit: Gross profit increased 20.2% in the second quarter of fiscal 1998 to $2.9 million as compared to $2.4 million for the second quarter of fiscal 1997. For the six months, gross profit increased by 12.3% to $5.1 million in fiscal 1998 from $4.5 million in fiscal 1997. As a percentage of net sales, gross profit totaled 26.2% and 25.8% for the second quarter of fiscal 1998 and fiscal
1997, respectively. For the six months, gross profit amounted to 24.9% for fiscal 1998 and 25.2% for fiscal
1997. The lower rate for fiscal 1998 reflects principally a higher sales mix of lower margin transformers. The Company believes that gross profit for its remaining third and fourth quarters of fiscal 1998 will not improve due to pricing pressures, as discussed above.

Operating Expenses: Operating expenses increased 17.6% in the second quarter of fiscal 1998 to $2.1 million from $1.8 million in fiscal 1997, and increased by 20.7% to $4.2 million from $3.5 million for the second quarter of fiscal
1997. The increase is due principally to commissions paid to sales representatives on the additional sales, and to the implementation of strategic initiatives, which were taken during the second half of fiscal 1997. Those strategic initiatives were taken for the purpose of strengthening the Company's competitive sales and marketing position and its Asian manufacturing supervision.
Further expenditures will be necessary for the remaining six months to support new product certification and sales promotion. As a percentage of net sales, operating expenses were 19.5% for the second quarter and 20.7% for the six months of fiscal 1998, compared to 19.6 % and 19.4% for the second quarter and six months, respectively, of fiscal 1997.

Operating Income: Operating income increased by 28.1% to $734,000 for the second quarter of fiscal 1998, from $573,000 for the second quarter of fiscal 1997. For the first six months of fiscal 1998, operating income was $856,000, a 17.9% decrease from $1,043,000 in fiscal 1997 due mainly to implementation of the strategic initiatives.

Non-operating Income:  Non-operating income of  $135,000
and $20,000 for fiscal 1998 and fiscal 1997, respectively, are principally interest income from short-term investments. Interest expense of $92,000 for fiscal 1998 and $377,000 for fiscal 1997 were paid on leasing commitments and on short-term bank borrowings. The expenditures for fiscal 1998 are lower because bank indebtedness was substantially reduced using proceeds from a public offering which closed in December, 1996.

 Income Tax: The Company had pre-tax income of $753,000 for the second quarter and $899,000 for the first six months of fiscal 1998. On these amounts, US income taxes of $244,000 and $303,000 were accrued, respectively, for each period at a rate of 38.0% on profits of the US operation.
The availability of business credits and net operating loss carryforwards are expected to reduce actual tax payments for the year to a rate of approximately 29.0%.
The foreign subsidiaries had no accrued tax liabilities for these two periods due to net loss for fiscal 1997 and utilization of net operating loss carryforwards for fiscal
1998. The Company had pre-tax income of $385,000 and $686,000 for the second quarter and six months, respectively, of fiscal 1997. On these amounts, US income tax of $95,000 was accrued for the second quarter and $169,000 for the six months due to anticipated tax liabilities from application of the Alternative Minimum
Income Tax. The foreign subsidiary incurred losses for these periods, and therefore had no accrued tax liabilities.

Net Income: Net income totaled $509,000 for the second quarter and $596,000 for the six months of fiscal 1998, compared to $290,000 for the second quarter and $517,000 for the six months of fiscal 1997. Per share earnings in fiscal 1998 were $0.12 for the second quarter, and $0.14 for the six months based on weighted shares of 4,366,641 and 4,276,199, respectively. Per share earnings in fiscal
1997 were $0.12 for the second quarter, and $0.22 for the six months based on weighted shares of 2,414,178 and 2,401,219, respectively.

 LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's working capital resources at August 31,1997 and September 1,1996:

                                       Nov.           Dec.
                                       30,             1,
                                       1997           1996
                                              (000)


Working Capital                       $15,384        $4,305

Cash                                   $3,695          $431
Marketable Securities at market           848
                                        4,543

Bank credit facilities                  3,500         7,500
Cash Flows
Cash provided (used) by operations        537
                                                       (549)
Cash provided (used) in investing         933
activities                                             (141)
Cash provided by financing                577           647
activities

Working Capital:

The Company's principal sources of working capital on which
it relies to support normal growth in revenues and for
attainment of profit goals have been its credit facilities
and its cash flows from operations.  For strategic matters
where the objectives go beyond normal enhancements in
revenue and profit, the Company has sought external sources
of financing.  To this end , the Company completed a public
sale of its common shares during the third quarter of
fiscal 1997, from which, after underwriters' discount and
other offering expenses, it raised $10,621,000 and repaid
certain bank revolving credit obligations and mortgage
debts and established a wholly owned facility in China to
serve as a low cost manufacturing resource.   Working
capital provided from the public offering enabled the Company to begin fiscal 1998 with cash and liquid investments totaling $4,526,000. At November 30, 1997, cash and liquid investments totaled $4,543,000, up modestly from the balance at June 1, 1997.

The Company's current assets at November 30, 1997, were
$15,384,000 in excess of its current liabilities, which were up by $153,000 from $15,231 at the beginning of the fiscal year, and representing a current ratio of 3.4 to 1.

Credit Facilities:

The Company maintains two credit facilities; its primary credit facility with US Bancorp in the US, and a smaller facility with Korea Exchange Bank that supports the South
Korean subsidiary. Under a First Amendment to Letter Loan
Agreement expiring on October 1, 1998, the US Bancorp credit facility was renewed on October 1, 1997, for an additional term of one year, The amended credit facility is comprised of the following features:

     (a) A revolving credit facility of $2.0 million at prime rate of interest and secured by trade receivables. There were no borrowings against it at the end of the quarter.
     (b) One or more term loans, each up to an amount of $300,000. At November 30, 1997, borrowings amounting to $556,000 were outstanding on two term loans. See Note 8,under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The Company believes that this credit facility is adequate for the support of current strategies and that a greater facility could be successfully negotiated, if an opportunity arose that necessitates it.

The South Korean credit facility amounts to $1.5 million and was established for the purpose of supporting bank overdrafts , short-term financing and export financing.
Advances outstanding at November 30, 1997, totaled
$944,000, and amounts available for borrowing totaled
$556,000.

Cash Flows

Operations: Operations provided $537,000 of net cash for the six months which resulted from activities that provided $1,961,000 of cash and activities that used $1,424,000 of cash. The activities that provided $1,961,000 were:
      (a) Net profit: Net profit provided $596,000 of cash for the quarter. Additional contribution of cash from profits is anticipated for the remaining quarters.
      (b) Adjustments to net profit: Adjustments to net profits provided $315,000 of cash, of which, depreciation charges provided $263,000. In addition, amortization charges provided net cash of $51,000, of which deferred taxes provided $72,000.
      (c) Trade receivables: Reduction in trade receivables provided $749,000 of cash. The reduction was afforded by collections from the large receivable balance at June 1, 1997, reflecting strong sales in the fourth quarter, compared to revenue for the second quarter of fiscal 1998. A net contribution to cash is not anticipated for the total year because trade receivables are expected to increase along with expected increase in net sales.
      (d) Trade payables: Increase in trade liabilities provided $301,000 of cash.. The increase is mainly associated with procurement of raw materials and with liabilities on sub-contract arrangements. Further liabilities for these purposes are expected to provide additional cash for the balance of fiscal 1998 due to anticipated growth in net sales.

 The activities that used $1,424,000 of cash were:
      (a)  Inventories:  Increases in inventories used $673,000
         of cash mainly due to increase in the requirements of customers for emergency stocking of finished products. Changes in inventories for the remaining quarters of fiscal 1998 are not anticipated to result in any significant increases in use of cash.
      (b)  Other current assets:  Increases in other current
         assets, which are principally deferred expenses, used $389,000. These deferred expenses are applicable to future revenue and will be amortized during the balance of fiscal 1998
      (c) Accrued expenses: Reduction in liabilities for commissions payable to sales representatives and for employee vacation time used $177,000 for the six months.
      (d) Income tax payments: Payment of actual US income taxes for fiscal 1997 and installments for fiscal 1998, net of accrued taxes for the year used $185,000 of cash. Additional installment payments are estimated for the remaining quarters of fiscal 1998.

Additional net contribution to cash from operations is anticipated for the remaining months of fiscal 1998.

Investing activities: Investing activities used net cash of $633,000 for the period. These expenditures were principally for the following purposes:
      (a) Purchase of manufacturing, tooling, and engineering equipment for productivity improvements and capacity expansion, and equipment to enhance the quality of management information services.
      (b) Leasehold improvements at the Company's manufacturing facility in China to provide greater manufacturing capacity.
 Additional expenditures for these purposes for the remaining quarters of fiscal 1998 are anticipated to be approximately $700,000.

Financing activities:  Financing activities provided
$577,000 of cash for the quarter which was comprised of the following activities:
     (a) Net borrowing on revolving credit agreement: Net borrowing by the South Korean subsidiary provided $188,000 of cash for the six months. See Credit Facilities above.
(b)  Exercise of common stock options by employees:
Receipts from this activity provided $248,000 of cash for the six months.
     (c) Equipment term loan: Under a note with US Bancorp, (see Credit Facility above) the Company borrowed $300,000 to support the cost of capital asset procurements, as discussed above.
(d) Principal payments on long-term borrowings and capital leases: Payments for these purposes during the six months used $158,000 of cash. See Note 8, Long-term Debt, under
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Effect of foreign Currency Exchange Rate:  The current
economic crisis in South Korea saw a dramatic devaluation
in the Won, the country's currency,  late in the Company's
second quarter of fiscal 1998.   The effect of the
translation of the Korean financial statements, which were prepared in Won, to US dollars resulted in a net asset value decrease of $463,000 of which $432,000 related to long-term inter-company receivables. See Note 13, under NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

Summary:

The Company's cash and working capital positions are sound and, together with its credit facilities, are adequate for the support of normal growth in revenue and profit beyond the current fiscal year. Without added use of short-term bank debt, however, a reduction in current cash would occur during the remaining six months of fiscal 1998, since cash flows from operations are anticipated to be inadequate for the support of expenditures for capital asset and growth in revenues that are anticipated for the period.

Impact of Recent Accounting Standard Changes:

SFAS No. 123:  In October, 1995, the FASB issued  SFAS No.
123, Accounting for Stock-Based Compensation, which establishes a fair-value-based method for financial accounting and reporting for stock-based employee compensation plans. However, the new standard allows compensation to continue to be measured using the intrinsic value-based method of accounting prescribed by Accounting
Principles Board Statement No. 25, Accounting for Stock
Issued to Employees, providing that there are expanded disclosures. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized for the stock option . The effect on net income and per share earnings if compensation costs were recognized is shown in Note 3, Net Income Per
Share, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

Impact of Foreign Operations and Currency changes:

Although products that were manufactured  by Ault Korea
Corporation contributed a very significant portion of total sales, conversion of the Won to US dollars had no significant impact on revenues for the six months because conversion rates were relatively stable for most of the period. The Company's US operations do not now have and are not anticipated to have any significant future exposure to currency risks because most of its foreign contracts are in US dollars. The greater portions of Ault Korea
Corporation's material requirements are purchased from countries that have strong, relatively stable currencies.
Cost to the subsidiary for material contracts may therefore be greater until the Won regains stable strength. The subsidiary may also experience certain amounts of currency exchange loss from material contracts. Conversely, it is anticipated that the subsidiary may experience certain amounts of currency exchange gains from its high percentage of foreign sales. The net result is anticipated to be reflected in lower cost on the Company's consolidated statements of operations, although its impact is not anticipated to be of any material effect on consolidated costs and profits.

Microchip Based Date-referenced Systems and Year 2000
Compliance:

All of the Company's microchip-based date referenced systems, including computer software and hardware are already year 2000 compliant. There are no internal matters, therefore, that will affect the Company's ability to process systems date-referenced information when year
2000 arrives. The Company does not yet know of the extent to which its external business associates are prepared to conduct business transactions in year 2000. The Company is communicating with these external sources and its objective is to obtain their commitment that they will be Year 2000 compliant by December 31, 1998.



             AULT INCORPORATED AND SUBSIDIARY

                PART II.  OTHER INFORMATION

ITEM 1-3  Not Applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on September 29, 1997. The Shareholders voted to elect the directors named below to hold office until the next Annual
Meeting of Shareholders or until their successors are elected and qualified. The shareholders present in person or by proxy voted their shares in connection with the election of directors as follows:

                    Votes For         Votes
                                   Withheld

James M.            3,474,524          2150
Duddleston
Frederick M. Green  3,474,524             0
Delbert W. Johnson  3,474,524             0
John G. Kassakian   3,474,524             8
Edward C. Lund      3,474,524          2100
Eric G. Mitchell    3,474,524             0
Matthew A. Sutton   3,474,524             0

ITEM 5    OTHER INFORMATION:  Not Applicable

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Reference   Title of Document        Location
10.8        First Amendment to       Filed herewith at page
                                     20
            Agreement on Credit
            Facility

            Part 1 Exhibits

10.9        1986 Employee Stock      Filed Electronically
            Option Plan -            October 22, 1997
            Amendment

10.10       1996 Employee Stock      Filed Electronically
            Purchase Savings Plan    October 22, 1997

11          Computation of Per       Filed herewith at page
            Share Earnings           5
27          Financial Data           Filed Electronically
            Scheduling

 (b) Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended November 30, 1997.













                        SIGNATURES



Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     AULT INCORPORATED
                       (REGISTRANT)



DATED:    12/14/98       /s/ Frederick M. Green
                         Frederick M. Green, President
                         Chief Executive Officer and
                         Chairman




DATED:    12/14/98       /s/ Carlos S. Montague
                         Carlos S. Montague, Vice President
                         Chief Financial Officer and
                         Controller