Form 10-Q
period 1998-03-01
AULT INC
filed 1998-04-15
CIK 723639

Page 23



                         FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549


     [ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                              15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 1, 1998

              Commission file number 0-12611

                     AULT INCORPORATED

          MINNESOTA                       41-0842932
     (State or other jurisdiction of    (I.R.S.Employer
        incorporation or organization)   Identification No.)

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



            Outstanding at
          Class of Common Stock         March 1, 1998
            No par value            4,150,933 shares



                   Total pages - - - -20
             Exhibits Index on Page - - - -19









PART 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

             AULT INCORPORATED AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME
         (in Thousands, Except Amounts Per Share)

                                              (UNAUDITED)
                                      THIRD QUARTER  NINE MONTHS ENDED
                                              ENDED

                                  March   March 2,   March     March
                                    1,       1         1,       2,
                                   1998     1997      1998     1997

Net Sales                         $10,294   $10,578  $30,671  $28,504

Cost of Goods Sold                  7,621     7,760   22,921   21,167

 Gross Profits                      2,673     2,818    7,750    7,337

Operating Expenses
 Marketing                            952       870    2,769    2,365
 Design Engineering                   478       419    1,309    1,178
 General and Administrative           861       771    2,434    1,993

                                    2,291     2,060    6,512    5,536

 Operating Income                     382       758    1,238    1,801

Other Income (Expense)
 Interest Expense                     (27)     (76)              (453)
                                                        (119)
 Other                                  7        89      142      109

 Income Before Income Taxes           362       771    1,261    1,457
Income Taxes (Note 2)                  79       151      382      320

  Net Income                         $283      $620     $879   $1,137

Earnings Per Common and
Equivalent Share Outstanding,
Assuming:(Note 3)

 Basic EPS                          $0.07     $0.17    $0.21    $0.42
 Diluted EPS                        $0.07     $0.06    $0.21    $0.38

Common and Equivalent Share
Outstanding (000):
   BASIC EPS                        4,151     3,735    4,128    2,683
   Diluted EPS                      4,265     3,995    4,277    2,957

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               AULT INCORPORATED AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEETS
                      (in Thousands)

                                          (Unaudited)
                                             March 1,   June 1,
                                               1998       1997
Assets:
Current Assets
      Cash & Equivalents (Note 4)             $4,087     $3,677
      Marketable Securities (Note 4)             847        849
      Trade Receivables, Less Allowance
       for doubtful Accounts of $86,000 at
       March 1, 1998, and $51,000 at June
       1, 1997                                 7,086      8,896

      Inventories:
          Finished Goods                       3,064      2,750
          Work in Process                        144        256
          Raw Materiel                         3,599      4,256

              Total Inventories                6,807      7,262

      Prepaid and Other Expenses (Note 5)        679        660
      Deferred Taxes (Note 2)                    123        123

               Total Current Assets           19,629     21,467
Other Assets:
      Other Receivables, Less Allowance
      of $65,000, (Note 6)                       197        197
       Patents, (Note 7)                         151        178
       Deferred Taxes (Note 2)                   468        558
       Other                                      44        126

                                                 860      1,059

Property Equipment and Leasehold
  Improvement at Cost:
       Land                                      875        875
       Building                                  796        796
       Machinery and Equipment                 5,842      5,572
       Office Furniture                          628        519
       E.D.P. Equipment                        1,524      1,015
       Leasehold Improvements                    876        657

                                              10,541      9,434
        Less Accumulated Depreciation          6,248      5,866

           Net Equipment and Leasehold
                Improvements                   4,293      3,568

                    Total Assets             $24,782    $26,094






             AULT INCORPORATED AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEETS
                      (in Thousands)

                                              (Unaudited)
                                                March 1,   June 1,
                                                   1998     1997

Liabilities and Stockholder's Equity
Current Liabilities:
     Note Payable to Bank                           $395    $756

  Current Maturities of Long-Term Debt (Note 8)      187     199
     Account Payable                               3,080   3,531

     Accrued Expenses:
         Compensation (Note 9)                       375     503
         Other (Note 10)                             709     817
         Income Taxes Payable (Note 2)               306     430

     Total Current Liabilities                     5,052   6,236

Long-Term Debt, Less Current Maturities
     Included Above (Note 8)                         454     441

Deferred Rent Expense (Note 11)                       84     123

Deferred Compensation (Note 12)                      230     358

Stockholder's Equity:
      Preferred Stock, No Par Value, Authorized,
         1,000,000 Shares; None Issued.
      Common shares, No Par Value, Authorized
         10,000,000 Shares; Shares Outstanding:
         March 1, 1998; 4,150,933, June 1, 1997;
         4,075,733 Shares                          18,304  18,055
         Less Note Receivable From Sale of
            Common Stock                             (204)   (204)
      Foreign Currency Translation Adjustments
        (Note 13)                                  (1,070)     31
      Retained Earnings                             1,932   1,054

               Total                               18,962  18,936

Total Liabilities and Stockholder's Equity        $24,782 $26,094

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             AULT INCORPORATED AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in Thousands)

                                                   (UNAUDITED)
                                                   NINE MONTHS
                                                      ENDED
                                                 March 1,   March 2,
                                                   1998      1997

Cash Flows From Operating Activities
   Net Income:                                      $879    $1,137
     Adjustments to Reconcile Net Income to Net
      Cash Used in Operating Activities:
       Depreciation                                  382       334
       Provision for Doubtful Accounts                35        46
       Provision for Inventory Adjustments            45
       Loss on Disposal of Equipment                             1
       Deferred Taxes                                 90
       Deferred Rent Expenses                        (39)      (30)
       Decrease in Market Value of Securities          1
Changes in Assets and Liabilities:
       (Increase) decrease In:
       Trade Receivables                           1,775      (974)
       Inventories                                   410       468
       Other Current Assets                          (19)     (339)
       (Decrease) Increase In:
       Accounts Payable                             (451)   (1,970)
       Accrued Expenses                             (364)      359
       Income Tax Payable                           (124)        0

  Net Cash Provided by (Used in) Operating
     Activities                                     2,620     (968)

Cash Flows From Investing Activities:
      Proceeds From Disposal of Equipment                        2
      Purchase of Equipment and Leasehold
       Improvements                               (1,107)     (783)
      Increase in Other Assets                       109       (33)

      Net Cash Used in Investments Activities       (998)     (814)

Cash Flows From Financing Activities:
      Net Borrowing (Payments) on Revolving
       Credit Agreements                            (361)   (4,774)
      Proceeds From Issuance of Common Stock         249    10,694
      Principal Payments on Long-Term Borrowings
       Including Capital Leases                     (299)   (1,181)
      Proceeds From Long-Term Borrowings             300       300

      Net Cash Provided by (Used in) Financing
       Activities                                   (111)    5,039

Effect of Foreign Currency Exchange Rate Changes
  on Cash                                         (1,101)       67

Cash and Cash Equivalents:
     Increase                                        456     3,324
     Beginning                                     3,677       412
     Ending                                       $4,087    $3,736



             AULT INCORPORATED AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THIRD QUARTER ENDING MARCH 1, 1998


Note 1, Principles of Consolidation

The  accompanying consolidated financial statements include
the   accounts   of  Ault  Incorporated,  its  wholly-owned
subsidiaries, Ault Korea Corporation, and Ault Xianghe  Co.
Ltd.   All significant intercompany transactions have  been
eliminated.   The  foreign currency translation  adjustment
represents the translation into United States dollars of the Company's investment in the net assets of its foreign subsidiaries in accordance with the provisions of FASB
Statement No. 52.

Note 2, Income Taxes

The Company's tax provision is for US income taxes only and
is  accrued  at the rate of 38%.  The foreign  subsidiaries
had  no accrued income taxes for the period because of  the
utilization  of  net  operating  loss  carryforwards  which
reduced  taxable  income  for the period.   See  MANAGEMENT
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
OF OPERATION.

Note 3, Net Income Per Share

The  Company  had  presented basic and  diluted  per  share
earnings  in accordance with FASB Statement No.  128  which
became effective for the Company as of the third quarter of
fiscal  1998.  Basic per share earnings are presented  only
for  outstanding common stock.  In addition to  outstanding
common  stock,  presentation of diluted per share  earnings
also  assumes the conversion, exercise or issuance  of  all
potential   common   stock   instruments   that   are   not
antidilutive, using average common market values.

The   Company,   also   has  adopted  the   disclosure-only
provisions  of Statement of Financial Accounting  Standards
No.    123   Accounting   for   Stock-Based   Compensation.
Accordingly, no compensation cost has been recognized for the Company's stock option plan. Had compensation cost been determined for the nine months of fiscal 1997 and fiscal 1998 based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

                                        1998           1997

Net Income, as reported             $879,000     $1,137,000
Net Income pro forma                 560,946        864,235
Net Income, per share as
 reported                               0.21           0.42
Net Income per share, pro
 forma                                  0.13           0.24

The  fair  value of each option grant is estimated  on  the
date  of grant using the Black-Scholes option-pricing model
with  the  following weighted-average assumptions used  for
grants   included   in   fiscal  1998   and   fiscal   1997
calculations.

             AULT INCORPORATED AND SUBSIDIARY
         NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THIRD QUARTER ENDING MARCH 1, 1998

                                           1998        1997

Expected dividend yield
Expected stock price volatility          67.68%      67.68%
Risk free interest rate              5.47-6.61%  5.85-6.61%
Expected life of options                    1-5         4-5

See MD&A, Impact of Recent Accounting Standard Changes.

Note 4, Cash and Cash Equivalents

For the purpose of reporting cash and cash flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.
Marketable securities are comprised of preferred stocks of various companies.

Note 5, Prepaid and Other Expenses

Prepaid and other expenses are principally customs duty and
value-added taxes, and certain deferred expenses  that  are
related  to  and  are absorbed against revenue  during  the
fiscal year, as well as receivables for cash advances  made
to foreign subcontractors of the Company.  The customs duty
and value added taxes are paid by Ault Korea Corporation to
the  Korean authority on products that are manufactured for
exportation.   These  payments  are  refundable  when   the
subsidiary submits to the Korean Government the appropriate
claim   and  proof  of  exportation.   Advances   to   sub-
contractors are amortized against product deliveries.

Note 6, Other Receivables

Other  receivables of $197,000, after allowance of $65,000,
represent  amounts  due  the  Company  relating  to   trade
receivable  invoices from fiscal 1991.   The  customer  had
terminated  its contract with the Company for reasons  that
were  external and unrelated to the Company and refused  to
compensate  the  Company for costs that were  incurred.   A
suit by the Company for cost recovery brought against the customer was determined in the Company's favor, and it is anticipated that the receivables will be collected by June
1, 1998.

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




             AULT INCORPORATED AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THIRD QUARTER ENDING MARCH 1, 1998

Notes 8, Long-Term Debt

Long-term debt, including current maturities contain the following:

                                   March 1,       June 1,
                                      1998         1997
                                             (000)

8.1% US Bank term loan due in monthly
installments
of $7,340, including interest to
February
February 2001, secured by equipment     $234         $288

6.5% note payable, due in quarterly
installments of $28,019 plus interest
through April 2000, secured by
equipment                                121          224

Capitalized lease obligations due in
various monthly installments
through June 1999                          3          128

8.0% US Bank term loan due in monthly
installments of $7,320, including
interest to November 2001, secured
by equipment                             283            0

                Total                   $641         $640

Note 9, Compensation

Compensation consists principally of amounts accrued for payment of employee's salaries, vacation and sick pay.

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






             AULT INCORPORATED AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THIRD QUARTER ENDING MARCH 1, 1998



Note 12, Deferred Compensation

Deferred  compensation  is  a  provisions  by  Ault   Korea
Corporation,  in accordance with requirement by  the  Korea
Government, for the compensation of each current employee when his/her employment with the subsidiary terminates.
The National Pension Scheme of Korea, does not require the Company to fund this obligation, but requires the transfer of certain portions of the liability to the Korean National
Pension Fund. The liabilities recorded by the Company are net of these transfers.

Note 13, Foreign Currency Translation Adjustments

The Korean Won is considered the functional currency of the
Korean  subsidiary.  Accordingly, the effect of translating
the subsidiary's statements into US dollars is recorded  as
a   separate   component  of  shareholder's  equity.    The
adjustments that were recorded for the nine months are reconciled as follows:

                                                      (000)
          Beginning Cumulative Gain at June
            1, 1997                                     $31
          Gain (Loss) for the period from:
            a.  Long-term Inter-Company
                Receivables                         (1,071)
            b.  Other                                  (30)

          Ending Cumulative Loss                   ($1,070)

The amounts attributed to long-term inter-company receivables reflect a change in the Won rate from 892.3
Wons to $1.00 at June 1, 1997, to 1,653.5 Wons to $1.00 at
March 1, 1998 and is computed on outstanding receivables of $2,327,000.
















ITEM 2

             MANAGEMENT DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

From time to time, in reports filed with the Securities and
Exchange  Commission,  in  press  releases,  and  in  other
communications to shareholders or the investing public, the
Company  may provide forward-looking statements  concerning
possible  or  anticipated future results of  operations  or
business developments which are typically preceded  by  the
words  "believes", "expects", "anticipates",  "intends"  or
similar  expressions.  For such forward-looking statements,
the  Company claims the protection of the safe  harbor  for
forward   looking  statements  contained  in  the   Private
Securities Litigation Reform Act of 1995.  Shareholders and
the  investing public  should understand that such forward-
looking  statements are subject  to risks and uncertainties
which   could  cause  results  or  developments  to  differ
significantly  from those indicated in the  forward-looking
statements.  Such risks and uncertainties include, but  are
not  limited to, the overall level of sales by OEMs in  the
telecommunications,    data    communications,     computer
peripherals and the medical markets; buying patterns of the
Company's existing and prospective customers; the impact of
new   products  introduced  by  competitors;  higher   than
expected   expense  related  to  sales  and  new  marketing
initiatives;  availability  of  adequate  supplies  of  raw
materials   and   components;   political   and    economic
developments affecting the Company's foreign subsidiaries and sub-contractors and other risks involving the Company's target markets generally

RESULTS OF OPERATIONS

Net  Sales:   Net sales totaled $10,294,000 for  the  third
quarter   of   fiscal   1998,  virtually   unchanged   from
$10,578,000 reported for the third quarter of fiscal  1997.
For  the  nine  months of fiscal 1998,  net  sales  totaled
$30,671,000,   which  was  up  7.6%  from  net   sales   of
$28,504,000  for  the  nine months  of  fiscal  1997.   The
virtually flat revenue for the quarter and the modest improvement for the nine months, compared to the third quarter and nine months of fiscal 1997 are due principally to two factors:

     1.   Significant orders that were expected from customers
       who are leading OEMs in the emerging cable modem market did not materialize because infrastructure, such as transmission stations and wired systems, pre-requisites to greater installation of cable modems, were not in place. The necessary infrastructure is being developed, and as a result, increased demand for cable modems is forecast for fiscal 1999. If this happens, the Company believes that orders for its products in support of the cable modem industry could improve significantly in fiscal 1999. The balance of the telecommunications/data communications market and other markets served by the Company are growing at anticipated rates and are expected to do so in fiscal 1999.
     2.   Enhanced  price competition  from  Asian countries
       whose   currencies have been devalued due  to  their
       unfavorable economic situations.

The  Company believes that it is implementing the necessary
strategies which could overcome the price competitive issue
and   realize greater revenue growth rates for fiscal 1999.
To this end, fifteen new products were introduced during the nine months, and approximately nine new introductions are due for the fourth quarter of the current fiscal year.
The following products are among the introductions:
     A 9 to 11-watt and a12 to 15-watt family of switching power supplies that are designed for applications such as business and residential wireless telephones and networking devices. Shipments are expected to start during the second calendar quarter of 1998.
     A 60 to 80-watt family of switching power supplies designed for applications such as routers, LANS and servers. These products were introduced late in the third quarter and it is anticipated that they will be well received for their designated applications.

The  Company  is also well positioned to benefit  from  the
emerging  market for Asynchronous  Digital Subscriber  Line
(ADSL)  modems, an alternative to cable modems, due to  its
engineering  partnerships with customers  who  are  leading
participants in this market.  ADSL modems are  designed  to
process   data  transmitted  through  telephone  lines   in
contrast to cable modems which receive data transmitted through cables carrying other audio/video signals.

Technical   issues  which  delayed  introduction   of   the
Company's  80 to 100-watt high density power supplies  have
been  resolved.  These products are undergoing final safety
agency  testing  and  shipments are  anticipated  to  begin
during the first quarter of fiscal 1999.  Aside from having
greater  competitive features when compared to conventional
products,  these  high  output  products  will  enable  the
Company  to compete in markets such as printers  and  high-
power   portable  computers that traditionally   have  used
internal power supplies because external products with the required power ratings have not been available.

The  Company's  strategy on foreign market penetration  has
continued  to show increasing successful results.   Revenue
from  Asian  markets,  including Japan  is  anticipated  to
exceed  $2.0  million in the current fiscal year,  up  from
$0.9 million in fiscal 1997. An alliance with Shinko Shoji,
a  major  Japanese and international distributor, continues
to  provide  exposure  to opportunities  for  sale  in  the
Japanese  market. In various stages of product designs  and
sample  approvals, these sale opportunities are anticipated
to  provide  a significant increase in revenues from  Asian
markets  in  fiscal  1999.  Strategies  to  enable  greater
European  market penetration are also realizing  increasing
success.   Revenue from European markets is anticipated  to
exceed  $1.5  million in the current fiscal year,  up  from
$0.6  million  in fiscal 1997.  The Company is  in  various
stages  of discussion with major European OEMs on potential
contracts  that  are  anticipated to  be  generate  revenue
growth  in  the  fourth quarter as well as in  fiscal  year
1999.   In  view of the opportunities for greater  European
sales, the Company has strengthened its European sales effort by establishing contracts with sales representatives for major accounts, in addition to existing distributorship arrangements.

The  Company  expanded the capacity of  its  subsidiary  in
China,  during the second quarter, as a source of low  cost
manufacturing in response to anticipated growth in customer
requirements,   and  to  further  counter   foreign   price
competition.

Order  Backlog:   Order backlog at March 1,  1998,  totaled
$14.1  million,  down modestly from $14.7 million  at  June
1,1997.   Orders booked for the nine months of fiscal  1998
totaled $30.6 million, compared to $23.3 million booked during the nine months of fiscal 1997. Orders booked for the third quarter totaled $10.8 compared to $7.4 million booked during the third quarter of fiscal 1997.

Given the various factors discussed above, the Company anticipates stronger future revenue for the fourth quarter of fiscal 1998, compared to the quarter just ended, and for fiscal 1999, compared to fiscal 1998.

Gross  Profit:   Gross profit decreased 5.5% in  the  third
quarter of fiscal 1998 to $2.7 million as compared to  $2.8
million for the third quarter of fiscal 1997. For the  nine
months,  gross profit increased by 5.6% to $7.8 million  in
fiscal  1998  from  $7.3 million  in  fiscal  1997.   As  a
percentage  of  net sales, gross profit totaled  26.0%  and
26.6% for the third quarter of fiscal 1998 and fiscal 1997,
respectively.   For the nine months gross  profits  totaled
25.3% in fiscal 1998 and 25.7% in fiscal 1997. The lower rates for fiscal 1998 reflect principally a higher sales mix of the Company's lower margin transformer products, compared to other products of the Company that command greater margins.

Operating Expenses:  Operating expenses increased 11.2%  in
the  third quarter of fiscal 1998 to $2.3 million from $2.1
million  in  fiscal 1997, and increased by  17.6%  to  $6.5
million  from $5.5 million for the third quarter of  fiscal
1997.  The increase is due principally to commissions  paid
to  sales  representatives  on  the  additional  sales,  to
safety  agency fees paid for certification of new  product,
and   to  expenditures  relating to the  implementation  of
strategic initiatives, some of which began during the second half of fiscal 1997. The strategic initiatives are being implemented for the following purpose:

     1. To strengthen the Company's sales and marketing competitive position in the US and Asia.
     2.   Enhancing Asian manufacturing supervision
3. Providing promotional material for the Company's products
     4. Providing direct internet communication link between Ault US and Ault Korea, and to
     5. Providing software for upgrading the quality of management information services.
Further expenditures on strategic initiatives and agency fees will be incurred during the fourth quarter of fiscal 1998.

   As a percentage of net sales, operating expenses were 22.2% for the third quarter and 21.2% for the nine months of fiscal 1998, compared to 19.5 % and 19.4% for the third quarter and nine months, respectively, of fiscal 1997.

Non-operating  Income:  Non-operating income  of   $142,000
and   $109,000   for    fiscal  1998   and   fiscal   1997,
respectively, are principally interest income  from  short-
term investments.  Interest expense  of $119,000 for fiscal
1998  and   $453,000  for  fiscal  1997  are  amounts  paid
principally  on  leasing contracts and on  short-term  bank
borrowings.   The expenditures for fiscal  1998  are  lower
because bank indebtedness was substantially reduced using proceeds from a public offering which closed in December, 1996.

  Income  Tax:  The Company had pre-tax income of  $362,000
for the third quarter and $1,261,000 for the nine months of
fiscal  1998. On these amounts, US income taxes of  $79,000
and $382,000 were accrued, respectively, for each period at
a  rate  of  38.0%  on  profits of the  US  operation.  The
availability  of   deferred   tax  assets,  which   include
business  credits and net operating loss carryforwards  are
expected to reduce actual tax payments for fiscal 1998 to a
rate of approximately 29.0%.  The foreign subsidiaries  had
no accrued tax liabilities for these two periods due to net
loss  for fiscal 1997and utilization in fiscal 1998 of  net
operating  loss  carryforwards.  The  Company  had  pre-tax
income of $771,000 and $1,457,000 for the third quarter and
nine   months,  respectively,  of  fiscal  1997.  On  these
amounts,  US  income tax of $151,000 was  accrued  for  the
third  quarter  and  $320,000 for the nine  months  due  to
anticipated  tax  liabilities  from  application   of   the
Alternative Minimum Income Tax. The foreign subsidiary incurred losses for these periods, and therefore had no accrued tax liabilities.

Net  Income:   Net income totaled  $283,000 for  the  third
quarter  and  $879,000 for the nine months of fiscal  1998,
compared  to $620,000 for the third quarter and  $1,137,000
for the nine months of fiscal 1997.

In fiscal 1998, basic per share earnings were $0.07 for the
third  quarter and $0.21 for the nine months calculated  on
weighted   common  shares  of  4,150,933   and   4,128,252,
respectively.   Basic  per share earnings  in  fiscal  1997
totaled $0.17 for the third quarter calculated on weighted common shares of 3,735,448 and $0.42 for the nine months derived from of 2,686,282 weighted common shares.

Diluted per share earnings in fiscal 1998 were $0.07 for the third quarter, and $0.21 for the nine months based on weighted common and equivalent shares of 4,265,129 and 4,244,376, respectively. Diluted per share earnings in fiscal 1997 were $0.16 for the third quarter, and $0.38 for the nine months based on common and equivalent weighted shares of 3.994.501 and 2,957,263 respectively.

















LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's working capital resources at March 1, 1998, and at March 2, 1997:

                                          March 1,       March 2,
                                            1998           1997
                                                   (000)

Working Capital                            $14,577        $14,434

    Cash                                    $4,087         $3,736
    Marketable Securities at market            847
                                             4,934          3,736

Bank Credit Facilities                       3,500          3,500
Cash Flows:
    Cash provided (used) by operations       2,666           (968)
    Cash (used) in investing activities      (998)           (814)
    Cash provided by (used in) financing
     activities                              (111)          5,039

Working Capital:

The Company's principal sources of working capital on which
it  relies  to  support normal growth in revenues  and  for
attainment  of profit goals have been its credit facilities
and  its cash flows from operations. The Company has sought
external sources of financing  for strategic matters  where
the objectives go beyond normal enhancements in revenue and
profit.  To this end , the Company completed a public  sale
of  its  common shares during the third quarter  of  fiscal
1997, from which it raised $10,621,000, after underwriters'
discount  and  other offering expenses. From the  proceeds,
certain  bank  revolving  credit obligations  and  mortgage
debts were repaid and a wholly owned facility in China  was
established  to serve as a low cost manufacturing  resource
for the Company.   Working capital provided from the public
offering   enabled  the Company to begin fiscal  1998  with
cash  and liquid investments totaling $4,526,000.  At March
1, 1998, cash and liquid investments totaled $4,934,000, up from $4,526,000 at June 1, 1997.

The  Company's  working capital at March 1,  1998,  totaled
$14,578,000 compared to $14,434,000 at March 2, 1997. Ratio
of  current assets to current liabilities at March 1, 1998,
and   March  2,  1997,  were  3.9  to  1  and  3.8  to   1,
respectively.

Credit Facilities:

The  Company  maintains two credit facilities; its  primary
credit  facility with US Bancorp in the US, and  a  smaller
facility  with Korea Exchange Bank that supports the  South
Korean  subsidiary.  The US Bancorp  credit  facility  will
expire  on  October  1,  1998.   It  is  comprised  of  the
following features:

     (a) A revolving credit facility of $2.0 million at prime rate of interest and secured by trade receivables. There were no borrowings against it at the end of the quarter.
     (b) One or more term loans, each up to an amount of $300,000. At March 1, 1998, borrowings amounting to $517,000 were outstanding on two term loans. See Note 8 under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The  Company believes that this credit facility is adequate
for  the  support of current strategies and that a  greater
facility   could   be   successfully  negotiated,   if   an
opportunity arose that necessitates it.

The South Korean credit facility amounts to $1.5 million and was established for the purpose of supporting bank overdrafts , short-term financing and export financing.
Advances outstanding at March 1, 1998, totaled $395,000, and amounts available for borrowing totaled $1,105,000.

Cash Flows:

Operations:  Operations provided $2,622,000 of net cash for
the   nine  months  which  resulted  from  activities  that
provided  $3,559,000  of  cash  and  activities  that  used
$939,000 of cash. The activities that provided $3,559,000 were:
      (a) Net profit: Net profit provided $879,000 of cash for the nine months. Additional contribution of cash from profits is anticipated for the fourth quarter.
      (b) Adjustments to net profit: Adjustments to net profits provided $514,000 of cash, of which, depreciation charges provided $382,000. In addition, amortization charges provided net cash of $132,000, of which deferred taxes provided $90,000.
      (c) Trade receivables: Reduction in trade receivables provided $1,775,000 of cash. In addition to successful collection techniques, the reduction was afforded by collections from the large receivable balances at June 1, 1997, which reflected strong sales in the fourth quarter of fiscal 1997, compared to sales for the third quarter of fiscal 1998. Further contribution to cash is not anticipated for the fourth quarter of fiscal 1998 because of anticipated increases in net sales and the additional receivables that would be generated from it.
      (d)   Inventories:  Reduction in inventories provided
         $410,000 of cash mainly due to greater efficiencies in procurement timing . Changes in inventories for the remaining quarter of fiscal 1998 are not anticipated to result in any further significant reduction in use of cash.

 The activities that used $939,000 of cash were:
      (a) Trade payables: Reduction in trade liabilities used $451,000 of cash. The reduction is mainly associated with payments for raw material purchases and liabilities for sub-contract manufacturing. These liabilities are anticipated to increase during the fourth quarter, and therefore, no further use of cash by trade liabilities is anticipated for fiscal 1998.

      (b) Other current assets: Increases in other current assets, which are principally deferred expenses, used $19,000 of cash. These deferred expenses are applicable to future revenues and will be amortized during the balance of fiscal 1998
      (c) Accrued expenses: Reduction in liabilities for commissions payable to sales representatives and for employee vacation time used $364,000 for the six months.
      (d) Income tax payments: Payment of actual US income taxes for fiscal 1997 and ofinstallments for fiscal 1998, net of accrued taxes for the year used $124,000 of cash. Additional installment payments are estimated for the fourth quarter of fiscal 1998.

Investing activities:  Investing activities used  net  cash
of  $998,000  for  the  period.   These  expenditures  were
principally for the purchase of manufacturing, tooling  and
engineering   equipment   for  productivity   improvements,
manufacturing capacity expansion at the Company's facility in China and equipment to enhance the quality of management information services.

Additional   expenditures  for  these  purposes   for   the
remaining quarters of fiscal 1998 are anticipated to be approximately $250,000.

Financing activities: Financing activities used $111,000 of cash for the nine months which was comprised of the following activities:
     (a) Net payments on revolving credit agreement: Net payments by the South Korean subsidiary on revolving credit agreements used $361,000 of cash for the nine months. See Credit Facilities above.
     (b)   Exercise  of common stock options by  employees:
        Receipts from this activity provided $249,000 of cash for the nine months.
     (c) Equipment term loan: Under a note with US Bancorp, (see Credit Facility above) the Company borrowed $300,000 to support the cost of capital asset procurements, as discussed above.
(d) Principal payments on long-term borrowings and capital leases: Payments for these purposes during the nine months used $299,000 of cash. See Note 8, Long-term Debt, under
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Effect of foreign currency exchange rate fluctuations:  The
current  economic  crisis in South  Korea  saw  a  dramatic
devaluation  in the Won, the country's currency,   late  in
the  Company's second quarter of fiscal 1998.  The Won  has
since  regained some strength but remains weak relative  to
the  value of the US dollar   The effect of the translation
of the Korean financial statements, which were prepared in Won, to US dollars resulted in a net asset value decrease of $1.101,000 of which was $1,071,000 related to long-term inter-company receivables. See Note 13, under NOTE TO
CONSOLIDATED FINANCIAL STATEMENTS.








Summary:

The Company's cash and working capital positions are sound and, together with its credit facilities, are adequate for the support of anticipated growth in revenue and profit beyond the current fiscal year. Without added use of short-term bank debt, however, a reduction in current cash would occur during the remaining three months of fiscal 1998, since cash flows from operations may be inadequate to support expenditures for capital assets and growth in revenues that are anticipated. Any reduction, however, is not likely to be significant.

Impact of Recent Accounting Standard Changes:

SFAS No. 123:  In October, 1995, the FASB issued  SFAS  No.
123,   Accounting   for  Stock-Based  Compensation,   which
establishes   a   fair-value-based  method  for   financial
accounting   and   reporting   for   stock-based   employee
compensation  plans.   However,  the  new  standard  allows
compensation to continue to be measured using the intrinsic
value-based  method of accounting prescribed by  Accounting
Principles  Board  Statement No. 25, Accounting  for  Stock
Issued  to  Employees, providing that  there  are  expanded
disclosures.   The Company has adopted the  disclosure-only
provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized for stock options. The effect on net income and per share earnings if compensation costs were recognized is shown in Note 3, Net Income Per Share, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement No. 128:  The FASB has issued Statement No.  128,
Earnings  Per Share, which supersedes APB Opinion  No.  15.
Statement No. 128 requires the presentation of earnings per
share  by  all entities that have common stock or potential
common  stock,  such as options, warrants, and  convertible
securities  outstanding  that trade  in  a  public  market.
Those entities that have only common stock outstanding  are
required to present basic earnings per-share amounts.   All
other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion exercise or issuance of all potential common stock instruments unless the effect reduces a loss or increases the income per common share from continuing operations. The Company has outstanding stock purchase warrants and stock options to employees and directors, and therefore, as required, has adopted Statement No 128 for annual and interim periods effective for its third quarter which began on December 1, 1997.

Impact of Foreign Operations and Currency changes:

Although  products that were manufactured   by  Ault  Korea
Corporation contributed a very significant portion of total
sales,  conversion  of  the  Won  to  US  dollars  had   no
significant  impact on revenues for the nine months because
conversion  rates were relatively stable for  most  of  the
period.   The Company's US operations do not now  have  and
are not anticipated to have any significant future exposure
to currency risks because most of its foreign contracts are
in   US  dollars.   The  greater  portions  of  Ault  Korea
Corporation's  material  requirements  are  purchased  from
countries   that have strong, relatively stable currencies.
Because of those strong currencies, cost to the subsidiary for material contracts may therefore be greater until the Won regains stable strength. The subsidiary may also experience certain amounts of currency exchange loss from material contracts due to fluctuations in the Won rate.
Conversely, it is anticipated that the subsidiary may experience certain amounts of currency exchange gains from its high percentage of foreign sales that are contracted at the stronger foreign currency rates.. The net result is anticipated to be reflected in lower cost on the Company's consolidated statements of operations, although its impact on consolidated costs and profits is not anticipated to be material.

Microchip-Based  Date-Referenced  Systems  and  Year   2000
Compliance:

All   of  the  Company's  microchip-based  date  referenced
systems,  including  computer  software  and  hardware  are
already   year  2000  compliant.   There  are  no  internal
matters, therefore, that will affect the Company's  ability
to  process systems date-referenced information  when  year
2000  arrives.  The Company does not yet know of the extent
to  which its external business associates are prepared  to
conduct business transactions in year 2000.  The Company is
communicating   with  these  external  sources   with   the
objective  of  obtaining their commitment to be  Year  2000
compliant by December 31, 1998.






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
27          Financial Data           Filed Electronically
            Scheduling


(a)           None
(b)            Reports on Form 8-K  There were no reports
                                    on Form 8-K filed for
                                    the quarter ended
                                    March 1, 1998.








































                        SIGNATURES



Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     AULT INCORPORATED
                       (REGISTRANT)



DATED:    4/15/98        /s/ Frederick M. Green
                         Frederick M. Green, President
                         Chief Executive Officer and
                         Chairman




DATED:    4/15/98        /s/ Carlos S. Montague
                         Carlos S. Montague, Vice President
                         Chief Financial Officer and
                         Controller