Form 10-K
period 1998-05-31
AULT INC
filed 1998-08-31
CIK 723639

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.   20549

                               FORM 10-K

(Mark One)
[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

                FOR THE FISCAL YEAR ENDED MAY 31, 1998


                    Commission File Number 0-12611

                           AULT INCORPORATED
        (Exact name of registrant as specified in its charter)

   MINNESOTA                                    41-0842932
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                 Identification Number)

7300 BOONE AVENUE NORTH, MINNEAPOLIS, MINNESOTA        55428-1028
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14,163,000 based upon the ending price of the Company's common stock on the NASDAQ National Market on July 31, 1998, multiplied by the number of outstanding shares of the Company held by persons other than officers, directors and 10% or more shareholders referred to in the "Security Ownership of Principal Shareholders and Management" table referred to under Item 12 herein.

On August 10,1998, there were outstanding 4,161,758 shares of the Registrant's common stock.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held on September 28, 1998, is incorporated by reference into Part III of this Form 10-K.

The Form 10-K consists of 47 pages. The Exhibit Index is located on page 45.


                           AULT INCORPORATED

                               FORM 10-K
                FOR THE FISCAL YEAR ENDED MAY 31, 1998

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

(c)  Narrative Description of the Business

Ault's power conversion products are used to adapt alternating current
(AC) to provide a source of power at various levels up to 90 watts for a wide variety of electronic equipment. Most of the Company's products are located outside the equipment they power as wall plug-in or as in-line components and are generally referred to as external power conversion products. A small portion of the Company's products are located inside the equipment they power, when this feature is required by OEM customers, and are generally know as internal power conversion devices. External power conversion products, in contrast to more widely used internal power conversion devices, enable designers of electronic equipment to remove heat and hazardous voltages from the end product thereby allowing the end product to function more safely and effectively. Also, by removing the power conversion feature from inside the end product, the OEM is afforded greater flexibility in designing and styling. These advantages have particular application in the Company's target markets where advances in semiconductor technology have reduced power requirements of many items of equipment to levels supplied by the Company's products, where rapid growth and strong competition have resulted in competitive pressure to bring new products to market quickly, and where there is increasing emphasis on smaller and portable products that perform increasingly sophisticated functions. Ault's business strategy is to offer OEMs in these markets an expanding line of high quality power conversion products and devices, related design engineering and flexible customer services.

(1)  Products

   Ault's product line includes the four major types of external power conversion products: switching power supplies, linear power supplies, battery chargers and transformers. The Company's power conversion products are capable of providing power at virtually all output levels which OEMs expect from an external device. The Company's design and application engineers work closely with customers to assure that these products are appropriately customized to meet each OEM customer's precise power conversion product requirements.

   The following table summarizes the proportion of sales of the each of the Company's four major product categories for its last three fiscal years ended May 31, 1998:

                                    Sale of Products by Category
                                    as a Percentage of Total Sales

                                                Years Ended

   Product Type                 May 31, 1998   June 1, 1997    June 2, 1996

   Switching Power Supplies              37%            42%             37%
   Linear Power Supplies                  15             16              19
   Transformers                           40             34              38
   Battery Chargers                        8              8               6
   Total                                100%           100%            100%


   Power Supplies. The Company's power supplies provide the entire power conversion requirements for electronic equipment in power outputs ranging from 1 to 90 watts. These products contain a component level transformer, which reduces the voltage level, as well as other circuit and components which convert alternating current (AC) to direct current (DC) and, in most cases, maintain voltage within specific limits.

   * Switching Power Supplies. The Company believes, the market for switching power supplies is the fastest growing segment of the overall external power conversion product market. Switching power supplies use switching transistors to convert power from AC to DC and are more energy efficient and considerably smaller and lighter in weight than linear units with comparable power outputs. For power requirements exceeding 12 watts, switching power supplies are generally more cost effective. The Company currently manufactures these products up to 90 watts of power. The application in which these products are currently used include telecommunications products, data communications products, modems computers and computer peripherals, medical equipment, microprocessor controlled systems, security systems, automatic teller terminals, test equipment and multiplexers.

     The Company's switching power supply products include a family of universal input power supplies which provide output power from input power sources ranging from 90 to 265 volts. This family of power supplies can be used in virtually any country for applications such as local area networks ("LANs"), printer and fiber optic links. The Company also designs universal input switching power supplies specifically for medical markets. The Company believes it offers the widest range of external switching power supply products currently available for medical applications.

   * High Density Switching Power Supplies. In fiscal 1997, the Company introduced product families based upon patented high density power conversion technology. This technology enables the Company to offer switching power supply products less than one-half the size of its existing switching power supplies but provide comparable power output. The Company's high density switching power supplies provide approximately 45 watts to 80 watts of power. In addition, using its high density technology, the Company expects to introduce in late calendar year 1998 a family of switching power supplies capable of power outputs of up to 100 watts. The Company believes that the addition of this product line will enable it to compete for product applications currently not served by the Company or its competitors.

     The company designs and manufactures switching power supplies principally for external applications but also designs and manufactures these products for internal power when such action enhances customer relations.

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

   * Transformers. The Company manufactures a wide variety of wall plug-in transformers, as part of its full range of power conversion
     products.   Transformers are used primarily in applications where OEMs desire to remove heat, electromagnetic interference and weight from electronic equipment, while incorporating the rest of the power conversion systems within the product. These products reduce AC voltage from approximately 110 volts (230 volts in some countries)
     down to lower  voltage that range from 5 to 60 volts AC.   The
     Company's product line also includes highly customized transformer
     that operate within stringent power output tolerances.   This is a
     product not offered by most of the Company's competitors. The Company's transformers are utilized in a broad spectrum of applications, including modems, telephone sets, multimedia products and scanners.

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

     The Company sells primarily "smart" battery chargers as distinguished from trickle chargers. Smart charger products use integrated circuits to control various charging characteristics while allowing for fast charge time and extended battery life. Trickle charging is typically used for slow (8 to 10 hours) charging and/or standby battery maintenance.

     The Company believes that the demand for high quality battery chargers will continue to increase to accommodate the growing sophistication of portable electronic equipment.

(2)  Vertical Markets and Customers

   The following table presents applications of the Company's various power conversion products.

   Product Type     Market Segment      Applications
   Switching Power  Data                Cable modems
   Supplies         communications      Local area
                                         network

                    Data                Retail scanners
                    communications

                    Medical             Instrumentation and Test
                                         equipment
                                        Diagnostic
                                         monitors
                    Computer            Netwprk router
                    peripherals         Flat panel displays

   Linear Power     Telecommunica-      Business PBX
   Supplies         tions

                    Telecommunica-      Wireless
                    tions                telephones

                    Data                Business modems
                    communications

   Transformers     Telecommunica-      Telephones
                    tions

                    Data                PC modems
                    communications

                    Computer            Multimedia
                    peripherals          speakers

   Battery          Medical             Defibrillators
   Chargers                             Apnea monitors

                    Telecommunica-      Global
                    tions                positioning


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

   Historically, the most significant market for the Company's products has been OEMs of telecommunications equipment, and in fiscal 1998 sales in this market represented approximately 33% of net sales. Presently, the Company's products power network termination equipment (devices which interface between telephone network and the customer's PBX or other telephone system), line conditioning equipment (devices which prepare telephone lines for the transmission of computer generated data), and various items of equipment ancillary to business telephones, including speaker phones, automatic dialers, callers identification units and alpha numeric displays.

   An equally significant market for the Company is OEMs of data communications equipment, and in fiscal 1998 sales in this market also represented approximately 28% of net sales. In this market Ault's products are principally being used to power a number of low to medium speed modems and multiplexers (equipment which enables the simultaneous transmission of multiple channels of information over the same telephone line).

   Because it believes the telecommunications/data communications market is growing at a rapid rate, the Company is devoting a significant portion of its product development effort towards annual market introductions of new products including product families for applications in this combined market.

   In fiscal 1998 approximately 22% of the Company's net sales were to OEMs of computers and computer peripherals such as digitizers, printers, plotters, portable terminals, point of sales scanners and optical character readers, LAN hardware and multimedia speakers for computer applications.

   Approximately 14% of net sales in fiscal 1998 were to OEMs of portable medical equipment such as infusion pumps, patient monitoring systems, apnea monitors, and portable terminals for patient history input diagnostics.

   The  balance  of  approximately 3% of the  Company's  net  sale  in
   fiscal   1998  were  to  OEMs  of  various  industrial   equipment,
   including digital cameras and mine safety devices.

(3)  Design Engineering and Product Development

   Design engineering teams at the Company's facilities in the United States and South Korea are responsible for developing new power conversion products and customizing existing products to meet customer needs. The Company has an engineering staff of 27 and over the last three fiscal years has spent an average of at least 4.3% of revenues on product engineering. The Company's product development activities are divided equally between developing products to satisfy customer needs and new products based upon anticipated customer needs and marker trends. New product development opportunities are evaluated based upon criteria such as global market potential, return on investment and technological advantages. The Company believes that its collaborative efforts with customers, combined with its forward-looking concern for power technology and market Trends, have enabled it to gain a reputation as a leading innovator of new external power conversion products. The following table summarizes Ault's product development cycle.

   Reflecting an increased emphasis on new product development during the past years, the Company developed and introduced 29 new products in 1998, 18 new product families in 1997 and several product families are currently in various stages of development. The Company expects to introduce approximately 20 product families during fiscal 1999. Anticipating continued growth of approximately 30% annually in the switching power supply segment of the power conversion product market, a significant portion of the new products under development are switching power supplies.

   In December 1995, the Company purchased a U.S. patent for high density power conversion technology which it is using to develop a family of power supplies providing output comparable to the Company's existing power supplies that are approximately twice as large. This technology serves as a platform upon which a family of high density switching power supplies providing approximately 45 watts of power and a series of external power supplies providing 80 watts of power. Later in calendar year 1998, the Company expects to offer a new series of external power supplies which will provide approximately 100 watts of power have been introduced. The Company believes that these higher output products will enable it to compete for new electronic equipment applications that traditionally have been outside the range that could feasibly be powered by external products.

   Other product development efforts currently underway at the Company include the development of products tailored to the needs of European markets and the development of low cost AC to DC transformers and AC to DC linear power supplies.

(4)  Sales and Distribution

   The Company markets its products primarily in the U.S. and Canada through a network of 20 manufacturer representatives employing approximately 115 salespersons, each of whom represents, in addition to Ault's products, several different but complementary product lines of other manufactures. The Company also sells through six national distributor organizations which employ over 200 salespersons. The Company selects representatives based upon their industry knowledge as well as account expertise with products that are synergistic with the Company's products. Individual salespersons are trained, mentored and technically assisted by the Company's application engineers and other sales administration staff. Any reduction in the efforts of these manufactured representatives or distributors could adversely affect the Company's business and operating results.

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

   The Company focuses its selling efforts primarily on OEMs in the U.S. and Canada. Many of the larger OEM customers of the Company manufacture and sell their products globally. As a result, the Company has extended its presence to markers throughout the world.

   The Company's sales in the Pacific Rim had been limited and made primarily to customers in South Korea. In fiscal year 1998, further efforts to penetrate Korean market were enhanced to grasp opportunity offered by the devalued Won for sales to Korean OEMs. Results, so far, though minimal, have been meeting increasing
   success.   In fiscal 1998, the Company finalized an agreement,
   with a well-recognized sales representative organization in Japan which will sell the Company's product in Japan and most Pacific Rim countries other than South Korea. Certain of the Company's products have already obtained required MITI approvals in Japan and sales promotion in that market was initiated during the second half of fiscal 1997. Steps are being taken to establish a sales administrative presence in Japan to further strengthen opportunity for selling in that market.

   The Company currently markets its products in Europe through a network of distributors (with a total of approximately 15 salespersons) with products and promotional methods that are tailored for this market. Sales in Europe during fiscal 1997 and 1998 relating to direct market activities were, respectively, 2.2% and 2.9% of total net sales for these periods. Plans are also to establish sales administrative presence in this market in fiscal 1999.

(5)  Safety Agency Certification

   The power conversion system is potentially the most hazardous element in most electronic equipment because the power supply modifies standard power to a level appropriate for such equipment. Virtually all of the Company's customers require that the power conversion products supplied by the Company meet or exceed established international safety and quality standards, since many of the Company's products are used in conjunction with equipment which are distributed through the world. In response to these customer requirements, the vast majority of the Company's products are designed and manufactured in accordance with certification requirements of many safety agencies, including Underwriters Laboratories Incorporated ("UL") in the United Stares; the Canadian Standards Association (CSA) in Canada; Technischer Uberwachungs-Verein `(TUV") in Germany; the British Approval Board for Telecommunication "(BABT") in the United Kingdom, the International Electrotechnical Committee ("IEC"), a European standards organization and (EC) a standard for the European Community. In addition, some of the Company's products have also received Japanese MITI approval. For certain safety applications, the Company's products conform to FCC Class B requirements which regulate the levels of electronic magnetic interference that may be emitted by electronic equipment. Unlike most of its competitors, the Company is a certified test laboratory for UL and CSA and is able to conduct most certification tests at its plant in Minneapolis. This procedure reduces the time required to obtain safety certifications. The Company's Minneapolis facility is certified to ISO 9001 and the Company's South Korea facility is certified to ISO 9002.

(6)  Innovative Team Approach

   For the past several years, the Company has used a team-based organizational structure consisting initially of four recently increased to six distinct teams. The Company's customer base is divided into six geographical regions with a specific Ault team assigned to manage the needs of customers in each region. Each team is headed by a coordinator selected by the president and an assistant coordinator who is elected annually by the team. The teams consist of people from all areas of the business, including salespersons from manufacturer representative organizations and national distributors as well as the Company's own production personnel, engineers, technicians, administrative personnel and others. Guided by a written statements of corporate values, these teams are charged with responsibility for all aspects of the customer relationship, including sales, manufacturing, design engineering and other support functions with a view to achieving continuous improvements in customer service. The Company believes that its innovative implementation of this team-based organizational structure provides competitive advantages by increasing communication with customers as well as facilitating responsiveness to the needs of the Company's diverse worldwide customer base. In 1996, Ault received recognition for its innovative approach from the trade publication of the American Manufacturing Association.

(7)  Competition

   The Company competes primarily with various manufactures of external power conversion products. The industry is highly fragmented, with manufacturers generally focusing their marketing on specific segments. The Company has experienced strong competition from Taiwanese-based manufacturers principally on price. Many of these competitors have a smaller presence in the external conversion market than the Company, although several are engaged in more than one business and have significantly greater financial resources.

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

   Recently, certain electronic equipment manufactures have dismantled or spun off their power supply operations. While this change created greater opportunities in the merchant market where the Company competes, certain of these spin-off have created large power supply manufacturers with the state-of-the-art manufacturing facilities. Most of these newer companies are now focusing on the internal power supply market and/or continue to sell exclusively to a single customer. These companies, some of which enjoy far greater resources than Ault, could focus on external power conversion products and/or expand into the same electronic markets in which the Company now competes, thus intensifying competitions.

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

   The Company provides a total solution approach to the OEM's entire external power conversion product needs through its commitment to reliable partnerships and its delivery of high quality products supported by solution oriented design engineering. In addition, the presence of Ault Korea and Ault China and the expanding arrangements with manufacturers in China and Thailand provide the Company with additional strength to compete effectively when price is the primary consideration.

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

(8)  Manufacturing and Sources of Supply

   The Company's manufacturing operations consist of assembly and integration of electronic components to meet product specifications and design requirements for a variety of power conversions applications. Manufacturing is currently conducted at the Company's facility in Minneapolis, Minnesota (which accounted for 18% of 1998 net sales); at the Ault Korea facility near Seoul, South Korea (which accounted for 31% of 1998 net sales); at the newly formed subsidiary, Ault China, which had no significant sales contribution in fiscal 1998, and at three locations in China and Thailand using manufacturing subcontractors (which accounted for 51% of 1998 net sales). Ault typically manufactures prototypes and low volume products at its facilities in Minneapolis, Minnesota. Ault Korea is and it anticipated that by fiscal year 2000, Ault China will be equipped to manufacture substantially all of the Company's products.

   A number of the components and raw material integral to the manufacture of the Company's products are purchased from a single supplier or a limited number of suppliers. Electronic components and raw material used in the Company's products are nevertheless generally available from a large number of suppliers, although from time to time shortages of particular items are experienced.

   Quality and reliability are emphasized in both the design and manufacture of the Company's products. This emphasis is reflected in the ISO 9001 certification of the Company's Minneapolis facility in 1991 and the ISO 9002 certification of its South Korea facility in 1996. The Company tests 100% of its finished products against its own customers' specifications, then ships the products in custom engineered protective packaging to minimize any damage during shipment.

   The Company has subcontract manufacturing arrangements with one subcontractor in Thailand and two in China. The Company does not have long term commitments from the subcontractors and the subcontractors build product for the Company pursuant to individual purchase orders. The Company selects its subcontract manufactures based upon their ability to manufacture high quality products, the sufficiency of their engineering capabilities to support products being manufactured; and their ability to meet required delivery times. In addition, each of the Company's subcontract manufacturers is regularly reviewed by the Company's Taiwanese-based Director of Far East Operations with respect to product quality and other performance criteria.

(9)  Significant Customers: Backlog

   The Company sells its products to over 200 customers and it is the Company's objective to maintain a diversified customer base and to avoid, where practicable, dependence upon a single customer. In fiscal 1998; however, two customers accounted for 9.7% and 9.6% of the Company's net sales.

   The Company enters into buying commitments and other scheduling agreements with certain customers. For its larger customers, these agreements allow for order increases and decreases within scheduled limits and include cancellation charges for completed and in-process products and procured materials. Most products are shipped within 4 to 10 weeks of an order. Order backlog at August 1, 1998 was $13,643,000 as compared to $15,333,000 on August 1,
   1997. See Order Backlog, under ITEM 7, MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

(10) Warranties

   The Company provides up to a three-year parts and labor warranty against defects in materials or workmanship on all of its products. Servicing and repairs are conducted at the Company's manufacturing facilities in Minneapolis and South Korea. The
   Company's warranty expenses have not been significant.

(11) Patents

   The Company holds four patents, three of which it no longer considers significant. The fourth patent, acquired in December 1995, covers high density power conversion technology ("high density patent") which will enable the Company to offer external switching power supplies less than one-half the size of current power supply products but with comparable power outputs.

   The high density patent was issued by the United States Patent Office in 1994 and the original applicant did not pursue patent protection in foreign countries. Since the high density patent was issued prior to its being assigned to the Company, the Company is precluded from seeking patent protection in most foreign countries. For that reason, some of its competitions may use this type of technology for products manufactured and sold outside the United States. Also there can be no assurance that the scope of the high density patent will prevent competitors, many of whom have greater financial and other resources, from introducing competitive products or from challenging the validity of the high density patent.

 (12)     Seasonality

   As indicated by ITEM 8(b) SUPPLEMENTAL FINANCIAL INFORMATION, net sales of the Company have reflected a certain degree of seasonality. The Company's first quarter falls during the summer months and during the first quarter of fiscal 1997 and fiscal 1998, the Company recorded the lowest level of sales followed by increased sales in successive quarters. The Company attributes this seasonality to the buying patterns of its customers, the timing of industry trade shows where new products are introduced and to other factors. The Company believes that similar seasonality trends will be represented in the future.

 (13)     Employees

   As of August 4, 1998, the Company employed approximately 399 full-time employees at its facilities as follows:

                     South
                     Korea    China    Taiwan  US      Total

   Manufacturing     116     116               66     298
   Engineering         8       2               17      27
   Marketing           4                       13      17
   General and        14      16       1       26      57
    Administrative
   Total             142     134       1      122     399

   None of the Company's employees are represented by a labor organization and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are good.

(14) Executive Officers of the Registrant

   Certain information with respect to the executive officers of the Company is set forth:

     Name              Age  Position; Former Employment         Officer
                                                                Since

     Frederick M.      55   President and Chief Executive       1980
     Green                  Officer and Director
     Carlos S.         61   Vice President, Treasurer, Chief    1981
     Montague               Financial Officer and Assistant
                            Secretary
     Richard A.        52   Secretary                           1995
     Primuth
     Hokung C. Choi    58   Vice President - Far East           1989
                            Operations
     Gregory L.        45   Vice President - Marketing          1988
     Harris

(15) Risk Factors

   The following risk factors are relevant to an understanding of the business matters discussed herein

   * Technological Change and New Product Development. The electronic equipment market is characterized by rapidly changing technology and shorter product life cycles. The Company's future success will continue to depend upon its ability to enhance its current products and to develop new products that keep pace with technological developments and respond to changes in customer requirements. Any failure by the Company to respond adequately to technological changes and customer requirements or any significant delay in new product introductions could have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that new products to be developed by the Company will achieve market acceptance. See "Business-Design Engineering and Product Development."

   * Dependence on Outside Contractors. The Company currently depends on third parties located in foreign countries for a significant portion of the manufacture and assembly of certain of its products. Some of these countries are economically troubled areas. The Company's reliance on such outside contractors reduces its control over quality and delivery schedules. While the Company takes an active role in overseeing quality control with its third party manufacturers, the failure by one or more of these subcontractors to deliver quality products or to deliver products in a timely manner could have a material adverse effect on the Company's operations. In addition, the Company's third-party manufacturing arrangements are short term in nature and could be terminated with little or no notice. If this happened, the Company would be compelled to seek alternative sources to manufacture certain of its products. There can be no assurance that any such attempts by the Company would result in suitable arrangements with new third-party manufacturers. See "Manufacturing and Sources Supply."

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

   * Year 2000 Interruptions. The Company utilizes several microchip based date referenced systems for its business operations, including the timely procurement of material and supporting customer requirements. Because these business matters are also dependent on support from external sources, the Company cannot provide any assurance that its ability to provide service to customers will not be interrupted by the inability of any supporting microchip-based date referenced system to timely process data. This situation could have an adverse material effect on the Company's ability to retain customers and to generate revenue and profitability.

(d)  Financial Information About Foreign and Domestic Operations and
Export Sales

Export Sales by the U.S. Operations in fiscal year 1998 ending May 31 represented 27.1% of the Company's gross sales most of which were to OEMs in Europe and Canada. All other revenues were derived from domestic sales principally in the U.S. For other financial information about foreign and domestic operations and export sales including the amount of export sales for the last 3 years, refer to
Note 10, Operations Information, under NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS.

Management recognizes that there are certain risks involved in the Company's foreign operations, such as political risks that may interrupt the flow of products to customers but believes that any interruption would be only temporary because of the diversity, capability and flexibility of its operations.


ITEM 2. PROPERTIES
The Company's headquarters and US manufacturing facility is located in Brooklyn Park, a suburb of Minneapolis, Minnesota. Approximately 50,000 square feet in size , this facility houses all of the Company's U.S. operations. The lease on this property expires in August 1999.

The Company's subsidiary, Ault Korea Corporation, operates in a 36,000 square foot facility in Suwon City in the province of Kyungki-Do
Korea, which the subsidiary purchased in May 1995. The Company has no other property ownership.

Ault China, a subsidiary of Ault Korea Corporation occupies a 40,000 square foot leased facility in The Province of Xiang-He in China. The lease expires in the year 2009.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
                               PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER
          MATTERS

(a)  Market Information

Ault common shares are traded in the national over-the-counter market under the symbol AULT. The following table presents the range of closing bid prices for the Company's common stock as reported by NASDAQ National Market Issues for fiscal 1998 and 1997. The bid quotations representing prices in the over-the-counter market between dealers in securities do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                  Fiscal 1998              Fiscal 1997

        Quarter    High           Low           High          Low

          1st       10-1/8        7-3/4         14-3/4        7-1/2
          2nd        9-1/8        6-1/2         11-1/4        8-1/4
          3rd        7-1/8        4-5/8         10-1/8        6-3/4
          4th        8-1/4        5-4/5          8-1/2        6-1/2

(b)  Holders

As of August 6, 1998 there were 290 shareholders of record for the Company's common stock. This number of record stockholders does not include beneficial owners of common stock whose shares are held of record by Depository Trust under the name CEDE & Co.

(c)  Dividends

Ault has not paid cash dividends on its common shares, and, under present policy of its Board of Directors to retain any earnings for use in the business, does not anticipate paying cash dividends on its common shares in the near future. In addition, the Company's bank line of credit agreement precludes the payment of dividends.

ITEM 6.                    SELECTED FINANCIAL SUMMARY

                                                 YEARS ENDED

                               MAY 31,  JUNE 1,  JUNE 2,  MAY 28,  MAY 29,
                                1998      1997     1996     1995     1994

                               (Amounts in Thousands, Except Per Share Data)

Net Sales                      $41,136  $40,012  $33,774  $27,054   $17,975


Cost of Goods Sold              30,375   29,489   25,509   20,727    14,238

Gross Profit                   $10,761  $10,523   $8,265   $6,327    $3,737

Operating Expenses:
   Marketing                    $3,707   $3,307   $2,633   $2,346    $1,878
   Design Engineering            1,789    1,582    1,575    1,269       934
   General &                     3,387    3,052    2,491    1,955     1,956
Administration
                                $8,883   $7,941   $6,699   $5,570    $4,768


   Operating Income (Loss)      $1,878   $2,582   $1,566   ($757)  $(1,031)

Other                              197      183       84       22       (1)
Interest Expense                  (148)    (490)    (742)    (446)    (288)

Income Before Income Taxes      $1,927   $2,275     $908     $333    $1,320

  Income Taxes (Benefit)           609      (90)      25      -         -

Net Income (Loss)               $1,318   $2,365     $883     $333  $(1,320)

Per Share Earnings, Basic        $0.32    $0.79    $0.42    $0.16     $0.64
Per Share Earnings
 Diluted                         $0.31    $0.72    $0.39    $0.16     $0.64


Total Assets                        $25,417  $26,094  $18,730  $15,429   $10,667
Property Plant &                $4,479   $3,568   $2,849   $3,002    $1,725
Equipment, Net
Working Capital                $15,304  $15,231   $3,754   $2,703    $2,703
Long Term Notes Payable           $414     $441     $935   $1,221      $233
Stockholders' Equity           $19,628  $18,936   $5,571   $4,484    $4,069


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by OEMs in the telecommunications, data communications, computer peripherals and the medical markets; buying patterns of the Company's existing and prospective customers; the impact of new products introduced by competitors; delays in new product introductions; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components; and other risks affecting the Company's target markets generally


RESULTS OF OPERATIONS

Net sales for fiscal 1998 were $41,136,000, up 2.8% from net sales of $40,012,000 in fiscal 1997 which were up by 18.5% from net sales of $33,774,000 in fiscal 1996. The Company achieved only modest improvement in its fiscal 1998 net sales principally because infrastructure, such as transmission stations and wired systems were not sufficiently in place to support anticipated demand for cable modems, an emerging new technology product. Because of this situation, significant orders that were expected from customers who are leading OEMs in this market did not materialize. The Company believes that the infrastructure issue is being addressed and, as a result, anticipates increased demand for cable modems in fiscal 1999. If this happens, the Company believes that orders for its products in support of the cable modem industry could improve significantly in fiscal 1999, thereby enhancing growth in revenue, principally in the later quarters of the fiscal year. The telecommunications/data communications market , of which the market for cable modems is a segment, is a principal user of the Company's products. Other segments of the telecommunications/data communications market and other markets served by the Company experienced normal growth rates in fiscal 1998 and are expected to do so in fiscal 1999. Driven by its successful customer service strategies, the Company's sales grew in fiscal 1997 due to growth in the data communications and telecommunications market and its resulting demand for power conversion products and related services. Service to customers continues as a strong strategic focus. To this end, the Company's engineering activities are directed to various customer product applications that are anticipated to generate revenue in fiscal 1999. These applications include uninterruptible power supplies, as well as power supplies for asymmetric digital subscriber line modems (a competing technology to cable modem); medical product applications, and hubs, routers and switches for the networking market. Like the cable modem market, these programs are anticipated to generate sales for the Company mainly in the later quarters of fiscal 1999.

The Company's order backlog at May 31,1998 totaled $15,340,000, up from $14,720,000 at June 1, 1997, which was down from $16,971,000 at
June 2, 1996. The order backlog at May 31, 1998, represented shipments for approximately four months and reflected the posture of many OEMs to limit their contractual commitments to the best lead - times of their customers. Aided by the order backlog at May 31, 1998, management believes that sales for the first quarter of fiscal 1999 will compare favorably with sales that were attained in the comparable quarter of fiscal 1998.

Gross profit for fiscal 1998 amounted to $10,761,000 or 26.2% of net sales , compared to $10,523,000, which was 26.3% of net sales for fiscal 1997, and $8,265,000, which amounted to 24.5% of net sales in fiscal 1996. The relatively stable rates of gross profit for fiscal 1998 and fiscal 1997 are due mainly to better prices on sales of switching power supplies and battery chargers compared to sales of other products. Compared to fiscal 1996, the greater gross margin posted by the Company in fiscal 1997 was also due to better margins on switching power supplies and the efficiencies of scale supporting the larger amounts of sales in fiscal 1997.

Operating expenses for fiscal 1998 totaled $8,883,000, which amounted to 21.6% of net sales, compared to $7,940,000 for fiscal 1997, which were 19.8% of net sales. In fiscal 1996, operating expenses were $6,699,000, which were also 19.8% of net sales. Compared to fiscal 1997, the increased expenditure of $942,000 in fiscal 1998 was incurred principally for payments made to certify the reliability of new products and for expenditure relating to the implementation of strategic initiatives, some of which began during the second half of fiscal 1997. The strategic initiatives were implemented for the following purposes:

     1. Strengthening the Company's sales and marketing competitive position in the US and Asia.
2.   Enhancing Asian manufacturing supervision
3.   Providing promotional material for the Company's products
     4. Providing direct internet communication links between Ault US and Ault Korea
     5. Installing software for upgrading the quality of management information services.

It is anticipated that these strategic initiatives will be beneficial to the generation of future sales and the provision of information for managing the Company. Compared to fiscal 1996, the increased expenditure of $1,242,000 in fiscal 1997 was incurred principally for commissions paid to sales representatives on the higher sales, expenses incurred for sales promotional activities and to position the Company to better compete in the Asian market. Additionally, the Company incurred expenses in fiscal 1997 to initiate upgrading of its management information system program, as well as for administration of its expanding foreign manufacturing activities. Also, in adherence to its policy of making performance bonus payments to its US employees for attaining certain levels of targeted profitability, payments amounting to two weeks of salaries were made to each employee in fiscal 1997 and fiscal 1996. No bonus payments were made in fiscal 1998.

Operating income decreased by 27.3% to $1,877,000 from $2,582,000 in fiscal 1997 principally due to the expenditures that were incurred for implementation of the strategic initiatives discussed above.
Operating income grew in fiscal 1997 by 64.9% from $1,566,000 in fiscal 1996 due principally to the greater sales attained in fiscal 1997.

Non-operating income of $198,000, $183,000 and $84,000 for fiscal years 1998, 1997 and 1996, respectively, represented primarily interest income, currency exchange rate gains from importation of raw material by the Korean subsidiary and income derived from rented portions of the Korean manufacturing facility. The Company incurred interest expenses of $148,000 in fiscal 1998, $490,000 in fiscal 1997, and $742,000 in fiscal 1996. Interest expenses declined in fiscal 1997 and interest income increased due to the availability of funds that were raised from the public offering of common shares in the third quarter of the fiscal year, portions of which were used for the repayment of debt.

The Company had pre-tax income of $1,927,000 for fiscal 1998 on which its recorded income tax liability totaled $609,000, which included the utilization of deferred tax assets totaling $415,000. In fiscal 1997, the Company had pre-tax income of $2,275,000 but derived a net tax benefit of $90,000 after the recognition of deferred tax assets amounting to $681,000. Pre-tax income totaled $908.000 in fiscal 1996, of which income tax expense totaled $25,000. Ault Korea Corporation reported pre-tax income of $476,000 in fiscal 1998 on which it recorded Korean income tax liability of $57,000. The subsidiary incurred losses in fiscal 1997 and fiscal 1996 and had no income tax expenses. See Note 4. Income Taxes, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

 The Company reported diluted per share earnings of $0.31 for fiscal 1998 based on 4,254,172 of outstanding weighted average shares, compared to diluted per share earnings of $0.72 in fiscal 1997, which
was based on 3,279,709 outstanding weighted average shares.   The
Company reported diluted per share earnings of $0.39 for fiscal 1996 which was calculated from weighted average outstanding shares of 2,256,211.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's working capital resources and cash flows from operations at May 31, 1998, and June 1, 1997.

                                 May 31,       June 1,
                                         1998          1997
                                                 (000)

     Working capital                     $15,303       $15,231
     Resources:
          Cash                            $5,935       $ 3,677
          Trading Securities at market       866           849

          Unutilized bank credit
            facilities                      3,264        2,744
          Cash provided by (used in)
            operations                      4,801         (690)

Current Working Capital Position

The Company's principal sources of working capital for normal growth in revenue and attainment of profit goals have been its credit facilities and cash flows from operations. Since fiscal 1995, however, market conditions for sale of power conversion products have significantly improved at the same time that strategies of the Company to grow by offering competitive engineering and services to customers were achieving increasing success. These factors presented opportunities to enhance revenue and profits above that which its existing sources of working capital would support. Also, growth in trade receivables and inventories that resulted from increased sales and growing requirement of customers for suppliers to maintain finished products for their emergency needs were using increasing
amounts of cash.   This situation placed greater reliance on credit
facilities as a source of working capital. To lessen reliance on credit facilities, the Company conducted a public offering of its common shares in fiscal 1997. The proceeds from that public offering enabled the Company to repay certain debt, to strengthen its operations and to commence fiscal 1998 with cash amounting to $3,677,000 and trading securities of $849,000.

At May 31, 1998, the Company had cash and cash equivalents and investments in trading securities totaling $6,801,000, up from $4,526,000 at June 1, 1997. Ratio of current assets to current liabilities increased to 4.02 to 1 from 3.44 to 1 at June 1, 1997, and working capital increased during the period to $15,303,000 from $15,231,000 at June 1, 1997.


Credit Facilities

The Company currently maintains two credit facilities; its primary credit facility with USBank, and a smaller facility with Korea
Exchange Bank that supports the South Korean subsidiary.

The credit arrangement with USBank  includes the following:
     (a) A revolving credit facility of $2.0 million at prime rate of interest, secured by trade receivables and expiring on October 1, 1998, although it may be amended for an extended period. At the end of the fiscal year, there were no outstanding borrowings against it.
(b)  One or more term loans, each up to an amount of $300,000.  At May
31, 1998, borrowings amounting to $483,000 were outstanding on two term loans. See Note 3,under NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS.

The South Korean credit facility is for approximately $1.5 million of which borrowings at May 31, 1998, were $236,000.

Cash Flows

Operations:  Operations provided $4,801,000 of net cash in fiscal
1998, which came from activities that provided $5,560,000 of cash and activities that used $759,000 of cash. The activities that provided $5,560,000 of cash were the following:

(a) Net profit adjusted for non-cash items provided net cash of $2,348 ,000, of which net profit before adjustments totaled $1,318,000. The non-cash items were principally depreciation of assets which provided $528,000 of cash, and utilization of deferred tax assets which provided $415,000 of cash.
(b) Reduction in trade receivables provided $2,665,000 of cash. The reduction was principally afforded by collections in fiscal 1998 of the greater sales that were made during the fourth quarter of fiscal 1997, as compared to growth in receivables from sales during the fourth quarter of fiscal 1998.
(c) Reduction in inventories due to enhanced control measures and lower customer requirements for stocking of products for emergencies provided $646,000 of cash.


The activities that used $759,000 of cash were:

(a) Changes in accounts payable, prepaid expenses and accrued expenses used $509,000 of cash. The reduction occurred principally because of payment of liabilities that were incurred to support shipments for the fourth quarter of fiscal 1997.
(b) Increases in investment trading securities used $17,000 of cash. These trading securities are principally investment-grade preferred stocks with dividends that provide a tax advantage to the Company.
(c)  Changes in income taxes payable used $233,000 of cash..

Investing Activities: Investing activities used net cash of $1,385,000 which was expended mainly for the purchase of capital equipment and tooling, expanding manufacturing capacity in China and for upgrading management information systems.

Financing Activities: Financing activities used net cash of $229,000 of which $519,000 was expended to reduce Ault Korea's bank indebtedness in view of the currency exchange rate that favored the US dollar. Additionally, the Company received an amount of $304,000 from the exercise of common stock options by employees.

Effect of Foreign Currency Exchange Rate Fluctuations: The current economic crisis in South Korea saw a dramatic devaluation in the Won, the country's currency, late in the Company's second quarter of fiscal 1998. The Won has since regained some strength, but, compared to its value during the past several years, remains weak in relation
to the value of the US dollar.   The effect of the translation of the
Korean financial statements, which were prepared in Won, to US dollars, resulted in a net asset value decrease of $929,000, which related principally to long-term inter-company receivables as follows:

                                                        (000)

      Beginning cumulative gain at June 1, 1997        $ 31
      Loss in fiscal 1998 from:
             a. Long-term inter-company receivables     (870)
             b. Other                                    (90)

                    Total                             $( 929)

Summary:

The Company's cash and working capital positions are sound and, together with its credit facilities, are adequate for the support of normal growth in revenue and profit beyond the current fiscal year.

Impact of Recent Accounting Standard Changes:


Statement No. 128: The FASB has issued Statement No. 128, Earnings Per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion ,exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company initially applied Statement No. 128 for the year ended May 31, 1998, and, as required by the statement, has restated al1 per share information for the prior years. See Note 1, Nature of Business and Significant Accounting Policies, and Note 8, Earnings Per Share, Under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Statement No. 130: The FASB has issued Statement No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. Statement No. 130 requires reporting items which are components of other comprehensive income, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. The Company will adopt this statement in the fiscal year ending May, 30, 1999. See Note 1, Nature of Business and Significant Accounting Policies, Under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Statement No. 131: FASB has issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. Statement No. 131 requires disclosure of certain information for each reportable segment, including general information, profit and loss information, segment assets, etc. The Company will adopt this statement in the fiscal year ending May 30, 1999. The Company does not expect this statement to have a significant effect on its financial statements. See Note 1, Nature of Business and Significant Accounting Policies, Under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact of Foreign Operations and Currency changes:

South Korea had a significant fall in the value of its currency during the third quarter of fiscal 1998, but recovered portions of the early loss by the end of the fiscal year. Although products that were manufactured by the Korean subsidiary contributed a very significant portion of total sales, the devalued Won had no significant impact on the Company's consolidated sales for the fiscal year because the greater portions of the subsidiary's sales were made under intercompany contracts with the US operations. Sales by the subsidiary in its local market are comprised only of a small portion of its total sales in contrast to its intercompany sales. The Company's US operations have no significant exposure to currency risks because the predominant portions of its foreign contracts are made in US dollars.

Microchip Based Date-referenced Systems and Year 2000 Compliance

Most of the Company's microchip-based date referenced systems, including computer software and hardware are already year 2000 compliant. Others are being examined for compliance and it is believed that the solution to any non-compliance found will not be
difficult.   There are no internal matters, therefore, that are
expected to affect the Company's ability to process systems date-referenced information when year 2000 arrives. The Company does not yet know of the extent to which the current preparedness of its external business associates and external infrastructure would show to adversely affect its business transactions if they were tested today. The Company is communicating with these external sources and its objective is to obtain their commitment, with some verification, that they will be Year 2000 compliant by December 31, 1998.

ITEM 7A.       QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Approximately 3% of the Company's total assets is invested in trading securities of various domestic companies. Although the market value of these investments is subject to fluctuation from time to time, management does not believe that any risk of loss of the principal amounts would be material to the Company's profitability or asset value.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(a)  Financial Statements

     Index to Consolidated Financial Statements

                                                           Page

     *     Independent Auditor's Report                       18

     *     Consolidated Balance Sheets, May 31, 1998 and
           June 1, 1997.                                      19

     *     Consolidated Statements of Operations for the
           Years Ended May 31, 1998 June 1, 1997
           and June 2, 1996.                                  21

     *     Consolidated Statements of Stockholders'
           Equity  for the Years ended May 31, 1998
           June 1, 1997 and June 2, 1996.                     22

     *     Consolidated Statements of Cash Flows for the
           Years ended May 31, 1998, June 1, 1997 and
           and June 2, 1996.                                  23

     *     Notes to Consolidated Financial Statements         25

(b)  Supplemental Financial Information

     *     Quarterly Financial Data                           38








                     INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Ault Incorporated and Subsidiary
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Ault Incorporated and Subsidiary as of May 31, 1998, and June 1, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ault Incorporated and Subsidiary as of May 31, 1998, and June 1, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.






Minneapolis, Minnesota
July 8, 1998



AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
May 31, 1998 and June 1, 1997

ASSETS                                       1998       1997

Current Assets
   Cash and cash equivalents             $5,934,794  $3,677,089
   Investment in trading securities         866,174     848,699
   Trade receivable, less allowance for
   doubtful accounts: 1998, $31,000;
   1997 $55,000 (Notes 3 AND 11)          6,254,920   8,895,864
   Inventories (Note 2)                   6,616,359   7,261,927
   Prepaid and the expenses                 617,921     660,400
   Deferred taxes (Note 4)                   74,000     123,000
   Total current assets                  20,364,168  21,466,979

Other Assets
   Other receivable, less allowance
   of $65,000 in 1997                       199,209     196,677
   Patent, less amortization in
   1998 of$39,330                           142,197     178,503
   Deferred taxes (Note 4)                  192,000     558,000
   Other                                     40,908     126,179
                                            574,314   1,059,359



Property, Equipment, and Leasehold
Improvements, at cost (Note 9)
   Land                                     875,699     875,198
   Building                                 812,867     796,354
   Machinery and equipment                5,969,052   5,571,665
   Office furniture and equipment           734,299     519,418
   Data processing equipment              1,493,463   1,014,964
   Leasehold improvements                   977,998     656,429
                                         10,863,378   9,434,028

   Less accumulated depreciation          6,384,546   5,865,905
                                          4,478,832   3,568,123
                                        $25,417,314 $26,094,461

See Notes to Consolidated Financial Statements.

 LIABILITIES AND STOCKHOLDERS' EQUITY

                                             1998       1997

Current Liabilities
       Note payable to bank   (Note 3)   $   236,468   $  755,696
       Current maturities of long-term
       debt                                  213,233      199,118
       Accounts payable                    3,426,989    3,530,915
       Accrued expenses:
                Compensation                 391,670      503,308
                Commissions                  475,886      527,328
                Other                        118,810      289,483
       Income tax payable                    197,554      430,151
             Total current liabilities     5,060,610    6,235,999

Long-Term Debt, less current
  maturities (Note 3)                        413,510      441,100

Deferred Rent Expense (Note 9)                70,162      123,167

Retirement and Severance Benefits            244,911      358,384

Commitments and Contingencies (Note 9)

Stockholders' Equity    (Notes 3, 5, 6,
and 7)
      Preferred stock, no par value;
      authorized 1,000,000 shares;
      none issued                                  -         -
      Common stock, no par value;
      authorized 5,000,000 shares;
      issued and outstanding 1998
      4,161,758 shares; 1997,
      4,075,733 shares                    18,358,797   18,055,290
Deduct notes receivable arising
from the sale of common stock               (203,750)    (203,750)
Foreign currency translation adjustment     (898,127)      30,788
Retained earnings                          2,371,201    1,053,483

                                          19,628,121   18,935,811

                                         $25,417,314   $26,094,461


AULT INCORPORATED AND SUBSICIARY

CONSOLIDATED STATEMENT OF INCOME
Years Ended May 31, 1998, June 1, 1997, and June 2, 1996




                            1998        1997         1996

Net sales (note 11)      $41,136,232  $40,011,790 $33,773,875
Cost of goods sold        30,375,684   29,489,141  25,509,262

   Gross profit           10,760,548   10,522,649   8,264,613


Operating expenses:
     Marketing             3,707,267    3,306,320   2,632,857
     Design engineering    1,788,736    1,582,046   1,575,038
     General and
     administrative        3,387,120    3,052,244   2,491,057

                           8,883,123    7,940,610   6,698,952

    Operating income       1,877,425    2,582,039   1,565,661

Non operating income
(expense):
     Interest expense       (148,415)    (489,931)   (742,305)
     Other                   197,708      182,971      84,333

    Income before
    income taxes           1,926,718    2,275,079     907,689

Income taxes (benefit)
(Note 4)                     609,000      (90,000)     25,000

    Net income            $1,317,718   $2,365,079    $882,689


Earnings per                   $0.32        $0.79       $0.42
share-basic (Note 8)
Earnings per
share-diluted (Note 8)          0.31         0.72        0.39



See Notes to Consolidated Financial Statements.




AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended May 31, 1998, June 1, 1997, and June 2, 1996

                                              Notes
                                            Receivable             Foreign
                                              From                 Currency
                                              Sale                 Trans-
                                               of       Retained    lation
                         Common Stock         Common    Earnings    Adjust-
                       Shares   Amount         Stock    (Deficit)    ments      Total
                                                            ent

Balance, May 28, 1995  2,083,776  $6,897,332 $(107,813)  $2,194,285  $(111,686  $4,483,548
Net income                   -        -         -           882,689         -      882,689
Net change in foreign
currency translation
adjustments                  -        -         -              -        27,758      27,758
Issuance of 36,000
shares of common
stock in accordance
with stock
option plan (Note 6 )    36,000       69,447    -              -         -          69,447
Payment of notes
receivable which
arose from the sale
of common
stock                        -        -        107,813         -         -         107,813
Balance, June 2,1996  2,119,776   6,966,779     -        (1,311,596)   (83,928)  5,571,255
Net income                   -        -         -         2,365,079      -       2,365,079
Net change in foreign
currency translation
adjustment                   -        -         -              -       114,716     114,716
Issuance of 115,957
shares of common
stock in accordance
with stock purchase
plan and stock option
plan (Notes 5 and 6)    115,957     336,717   (203,750)        -         -         132,967
Sale of company
stock of offering
expenses of
$442.109              1,840,000  10,620,794      -             -         -      10,620,794
Income tax benefit
from stock options
exercised (Note 4)           -      131,000      -             -         -         131,000
Balance June 1, 1997  4,075,733  18,055,290   (203,750)  1,053,483     30,788   18,935,811
Net income                   -        -          -       1,317,718       -       1,317,718
Net change in foreign
currency translation
djustment                    -        -          -             -     (928,915)    (928,915
Issuance of 86,025
shares of common
stock in accordance
with stock purchase
plan and stock
option plan
(Notes 5 and 6)          86,025     303,507      -             -         -         303,507

Balance,
May 31, 1998          4,161,758 $18,358,797  $(203,750) $2,371,201  $(898,127) $19,628,121


 See Notes To Consolidated Financial Statements.


                   AULT INCORPORATED AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
        Year Ended May 31, 1998, June 1, 1997, and June 2, 1996

                                           1998        1997        1996


Cash Flows From Operating Activities
  Net income                             $1,317,718   2,365,079    882,689
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Depreciation                             528,193     489,950     509,458
   Amortization                              36,306       3,025       2,363
   Provision for doubtful accounts          (24,000)     50,000      67,000
   Provision for inventory allowance            -           -     (130,000)
   Loss (gain) on disposal
    of equipment                             28,830      (4,117)         -
   Deferred taxes                           415,000    (681,000)         -
   Tax benefit associated with
    stock options                               -       131,000          -
   Deferred rent expense                    (53,005)    (40,805)    (28,905)
Changes in assets and liabilities:
     (Increase) decrease in:
         Trade receivables                2,664,944  (1,550,600) (2,106,114)
         Inventories                        645,568      10,867  (1,242,606)
         Prepaid and other expenses          42,479    (200,322)     10,511
         Trading securities                 (17,475)   (848,699)         -
   Increase (decrease) in:
         Accounts payable                  (103,926)   (981,624)    151,533
         Accrued expenses                  (447,226)    161,706     480,653
         Income tax payable                (232,597)    405,151      25,000

       Net cash provided by (used in)
         operating activities             4,800,809    (690,389) (1,378,418

Cash Flows From Investing Activities
    Purchase of property and equipment   (1,467,732) (1,204,925)   (356,312)
    (Increase) decrease in patent and
      other assets                           82,739    (163,846)   (158,573)

       Net cash used in
         investment activities           (1,384,993) (1,368,771)   (514,885)

Cash Flows From Financing Activities
    Net (payments) borrowings on
      revolving credit agreement           (519,228) (4,862,124)  2,048,207
    Proceeds from long-term borrowings      300,000     524,140          -
    Proceed from issuance of
      common stock                          303,507     132,967      69,447
    Net payments from notes receivable
      arising from sale of
      common stock                           -          -           107,813
    Principal payments on long-term
      borrowings. including capital
      lease obligations                    (313,475) (1,206,650)   (266,759)
    Proceeds from sale of common stock,
      net of $442,109 of expenses            -       10,620,794          -

          Net cash provided by
            financing activities           (229,196)  5,209,127   1,958,708

                                (Continued)



AULT INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS   (Continued)
Years Ended May 31, 1998, June 1, 1997, and June 2, 1996

                                           1998        1997       1996

Effect of Foreign Currency Exchange
 Rate Changes on Cash                      (928,915      114,716   27,758

        Increase (decrease) in cash
         and cash equivalents             2,257,705    3,264,683   93,163

Cash and Cash Equivalents
     Beginning                            3,677,089      412,406  319,243
     Ending                              $5,934,794   $3,677,089 $412,406

Supplemental Disclosures of Cash Flow
Information
      Cash payments for:
          Interest                         $147,149     $534,803 $676,810
          Taxes                             420,370       59,433        -




See Notes to Consolidated financial
Statements.




AULT INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.     Nature of Business and Significant Accounting Policies

Nature of business: The Company and its subsidiary operate in one business segment which includes the design, manufacturing, and marketing of power conversion products, principally to original equipment manufactures of data communications equipment, microcomputers and related peripherals, telecommunications equipment, and portable medical equipment. Sales are to customers worldwide, and credit is granted based upon the credit policies of the Company.

A summary of the Company's significant accounting policies follows:

   Principles of consolidation: The accompanying consolidated financial statement include the accounts of Ault Incorporated, its wholly-owned subsidiary, Ault Korea Corporation, and its wholly-owned subsidiary, Ault Xianghe Co. Ltd. (located in China), which commenced operations in May 1997. All significant intercompany transactions have been eliminated. The foreign currency translation adjustment represents the translation into United States dollars of the Company's investment in the net assets for its foreign subsidiary in accordance with provisions of FASB Statement No. 52.

Cash  and cash equivalents:     The Company maintains its cash in bank
deposit accounts which, at times may exceed federally insured limits. The Company has not experienced any loses in such accounts.

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of short-term commercial paper.

Inventories:      Inventories are stated at the lower of cost  (first-
in, first-out method) or market.

Investment in trading securities: Trading securities are held for resale in anticipation of short-term (generally 90 days or less) fluctuations in market prices. Trading securities, consisting of marketable equity securities, are stated at fair value, which approximates cost at May 31, 1998, and June 1, 1997. Realized and unrealized gains and losses are included in income.

Prepaid and other expenses: Prepaid and other expenses at May 31, 1998, and June 1, 1997, include refundable value-added tax and refundable custom duties relating to the Korean operations of approximately $236,000 and $224,000, respectively.

Patent:     The patent is stated at cost and is being amortized  using the straight-line method over its economic useful life, which has been estimated to be five years.

AULT INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Business and Significant Accounting Policies
(Continued)

Depreciation:     It is the Company's policy to include depreciation
expenses on assets acquired under capital leases with depreciation expense on owned assets. Depreciation is based on the estimated useful lives of the individual assets. The methods and estimated useful lives are as follows:

                                             Method         Years

Building                             Straight-line                 36
Machinery and equipment              Straight-line               3-10
Office furniture and equipment       Straight-line               5-15
Data processing equipment            Double declining
                                     balance and
                                          straight-line           3-5
Leasehold improvements               Straight-line            Life of
                                                                lease

Retirement and severance benefits: Retirement and severance benefits represents the accrual of compensation expense, net of deposit, for the Korean operations' employees that is payable upon termination of employment.

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

Design  engineering:     Design engineering costs are  those  incurred
for research, design, and development of new products and redesign of existing products. These costs are expensed currently.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assists are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Investment tax credits, research and development credits, and job credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company's tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the for the carryforward amount.

Use of estimates in the preparation of financial statement: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


AULT INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Note  1.      Nature of Business and Significant Accounting Policies
(Continued)

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

Fair  value  of financial instruments:     The following  methods  and
assumptions were used to estimate the fair value of certain financial instruments:

Cash equivalents:     The carrying amount approximates fair value.

Investments  in available-for-sale securities:     The fair  value  of
these  investments  is  based on quoted market prices.   The  carrying
amount approximates fair value.

 Long-term debt: The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying value of the long-term debt approximates fair value.

Earning per share: The FASB has issued Statement No. 128, Earning Per Share, which superseded APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

The Company initially applied Statement No. 128 for the year ended May 31, 1998, and, as required by the statement, has restated all per share information for the prior years.

Comprehensive income: The FASB has issued Statement No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. Statement No. 130 requires reporting items which are components of other comprehensive income, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. The Company will adopt this statement in the fiscal year ending May 30, 1999.


AULT INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.     Nature of Business and Significant Accounting Policies
(Continued)

Segments: The FASB has issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. Statement No. 131 requires disclosure of certain information for each reportable segment, including general information, profit and loss information, segment assets, etc. The Company will adopt this statement in the fiscal year ending May 30, 1999. The Company does not expect this statement to have a significant effect on the financial statements.

Fiscal year:     The Company operates on a 52- to 53-week fiscal year.
The fiscal years for the financial statements presented ended May 31, 1998, June 1, 1997, and June 2, 1996.

Note 2.     Inventories

The components of inventory at May 31, 1998, and June 1, 1997, are as follows:

                                   1998          1997
Raw materials                           $3,743,940    $4,255,624
Work in process                            277,943       256,042
Finished goods                           2,594,476     2,750,261
                                        $6,616,359    $7,261,927

Note 3.     Financing Arrangement and Long-Term Debt

Financing arrangement: At May 31, 1998, the Company had a $2,000,000 revolving line-of- credit agreement through October 1, 1998. Interest on advances is at the bank's reference rate, 8.5 percent  at  May  31, 1998.  All advances are due on  demand  and  are secured  by  trade  receivables.  In addition, the agreement  contains certain reporting and operating covenants, one of which is a restriction on the payment of any dividends. There were no advances outstanding at May 31, 1998. Also, the Company's Korean subsidiary maintains a modest facility agreement to cover bank overdrafts, short-term financing, and export financing. Advances outstanding relating to the Korean facility were $236, 468 at May31, 1998.

Long-term debt:

                                  May 31,   June 1,
                                          1998       1997
7.97% term loan, due in monthly
installments of $7,320,
including interest to November
2001, secured by   equipment              $267,502         -
8.11% term loan, due in monthly
installments of $7,340,
including interest of February
2001, secured by trade
receivables                                215,665   288,045


AULT INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.     Financing Arrangement and Long-Term Debt (Continued)

                                            May 31,   June 1,
                                                     1998      1997
6.5% note payable, due in quarterly installments
of $28,019 plus interest through April 2000,
secured by equipment                                 143,576  224,140
Other notes payable                                        -  128,033

Total                                                626,743  640,218

Less current maturities                              213,233  199,118
                                                    $413,510  441,100


Approximate maturities of long-term debt for years subsequent to May 31, 1998, are as follows:

1999                                                        $213,000
2000                                                         226,000
2001                                                         145,000
2002                                                          43,000
                                                            $627,000

Note 4.     Income Taxes

Pretax income (loss) for domestic and foreign operations was as follows:

                                  May 31,       June 1,      June 2
                                    1998         1997         1996

Domestic                         $1,516,396   $2,394,204    $916,344
Foreign                             410,322    (119,125)     (8,655)
Total                            $1,926,718   $2,275,079    $907,689

The components of the provision (benefit) for income taxes are as follows:

                           May 31,       June 1,     June 2,
                                    1998          1997        1996
Current:
    Domestic (b)                   $129,000     $412,000     $25,000
     Foreign                         21,000            -           -
     State                           44,000       48,000           -
Deferred                            415,000     (681,000)          -
Additional capital from
benefit of stock
     options exercised (a)                -      131,000           -
                                   $609,000     $(90,000)    $25,000

AULT INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.     Income Taxes (Continued)

(a) Stock options which were exercised by employees resulted in compensation to them for income tax purposes based on the increase in fair market value of the Company's common stock subsequent to the date of grant of those options. As required, this compensation was not recognized as an expense for financial accounting purposes, and the related tax benefits were recorded directly to the Company's capital. The compensation deductions resulting from the excise of stock options were not material in 1996 and 1998.

                              May 31,     June 1,    June 2,
                                       1998       1997        1996
 (b)  Domestic tax expense before
       application of net
       operating loss and tax
       credits carryforward           $346,000    $680,000   $270,000
        Federal net operating loss           -     (65,000)  (245,000)
        Tax credits                   (217,000)   (203,000)         -
        Domestic tax expense          $129,000    $412,000    $25,000

The income tax provision differs from the amount of income tax determined by applying U.S. federal income tax rate to pretax income for the year ended May 31, 1998, June 1, 1997, and June 2, 1996, due to the following:

                                     1998         1997        1996
Computed expected tax provision
 (benefit)                            $655,000     $774,000  $309,000
Increase (decrease) in income
taxes resulting from:
     Nondeductible expenses              9,000       28,000         -
     State income taxes, net of
      federal benefit                   39,000       82,000     6,000
     Lower rates on earnings of
      foreign operations              (66,000)       12,000     3,000
Utilization of net operating loss
and tax credit
     carryforwards:
     Domestic                                -     (268,000) (293,000)
     Foreign                                 -            -         -
     State                                   -      (35,000)        -
Reduction in valuation allowance      (28,000)     (711,000)        -
Nonutilization of foreign tax
 benefit                                     -       28,000         -
                                      $609,000     $(90,000)  $25,000

Net deferred taxes consist of the following components as of May 31, 1998, June 1, 1997:

                                               1998          1997
Deferred tax assets:
     Tax credit carryforwards                   $107,000      $451,00
                                                                    0
     Loss carryforwards                           17,000       28,000
     Allowance for doubtful accounts              13,000       48,000


AULT INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.     Income Taxes (continued)

                                          1998          1997
Inventory allowances                                   -        9,000
Accrued vacation                                  28,000       34,000
Accrued warranty                                  33,000       32,000
Equipment and leasehold improvements              68,000      107,000
                                                 266,000      709,000

Less valuation allowance                               -       28,000
                                                $266,000     $681,000



The components giving rise to the net deferred tax asset described above have been included in the accompanying consolidated balance sheet as of May 31, 1998, as follows:

Current assets                                  $74,000
Noncurrent assets                               192,000

At June 1, 1997, the Company reduced the valuation allowance to reflect the deferred tax assets utilized in 1997 to reduce current income taxes and to recognize net deferred tax assets of $681,000 at June 1, 1997. The recognized deferred tax assets results from the expected utilization of net operating losses and tax credit carryforwards and reversal of certain temporary differences.

The Company has assessed its past earnings history and trends, budgeted sales, and expiration of dates of carryforwards and has determined that it is more likely than not that the $266,000 of deferred tax assets at May 31, 1998, will be realized.

At May 31, 1998, the Company had net operating loss carryforwards to reduce future taxable income in Korea of approximately $137,000. The Company also has tax credit carryforwards of approximately $107,000 available to reduce future income taxes in the United States for income tax purposes. The net operating loss and tax credit carryforwards expire in varying amounts as follows for income tax reporting purposes:

                                            Net
                                                Operating     Tax
                                                  Loss       Credit

2002                                             $ 137,000  $      -
2007                                                     -     18,000
2008                                                     -     31,000
2009                                                     -     13,000
2010                                                     -     41,000
2011                                                     -      4,000
                                                   137,000   $107,000



AULT INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 5.     Employee Benefit Plans

Pension plan:     The company has a pension plan covering
substantially all U.S. employees. The Company is required to match 25 percent of the employees' first 6 percent of contributions and may make additional contributions to the plan to the extent authorized by the Board of Directors. The contribution amounts charged to operating expenses in the years ended May 31, 1998, June 1, 1997, and June 2, 1996, approximated $39,000, $37,000, and $38,000, respectively.

Stock purchase plan:     On March 10, 1996, the Company established a
stock purchase plan in which up to 100,000 shares of common stock may be purchased by employees. The purchase price is equal to the lesser of 85 percent of the fair market value of the shares on the date the Phase commences or 85 percent of the fair market value of the shares on the termination date of the Phase. Each Phase is one year from the commencement date of a Phase. There were 10,825 and 13,957 shares purchased under this plan during the years ended May 31, 1998, and June 1, 1997, respectively.

Note 6.     Stock Option Plan

The Company's 1996 stock option plan has reserved 500,000 common shares for issuance under qualified and nonqualified stock options for its key employees and directors. Option prices are the market value of the stock at the time the option was granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

                                             1998       1997

Net income, as reported                $1,317,718  $2,365,079
Net Income, pro forma                     700,698   1,969,063
Net income, per share, basic, as
reported                                     0.32        0.79
Net income, per share, diluted, as
reported                                     0,31        0,72
Net income, per share, basic, pro forma      0.17        0.65
Net income, per share, diluted, pro
forma                                        0.17        0.60

AULT INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.     Stock Option Plan (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997:

                                1998              1997
Expected dividend yields                     -               -
Expected stock price volatility         63.14%          67.68%
Risk-free interest rate                  6.04%           6.18%
Expected life of options               4 years          5 years


The pro forma effect on net income in 1998 and 1997 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

Additional information relating to all outstanding options as of May 31, 1998, June 1, 1997, and June 2, 1996, is as follows:

                                  1998              1997           1996
                                 Weighted-        Weighted-        Weighted-
                                  Average          Average         Average
                                  Exercise         Exercise        Exercise
                           Shares  Price    Shares   Price  Shares   Price

Options outstanding at
 beginning of year        426,750   4.44   345,250  $ 2.37  275,25   $ 2.31
Options exercised         (75,200)  3.30  (102,000)   2.68  (36,00)    1.93
Options expired            (2,500)  7.75        -     -       -       -
Options granted           163,500   8.43   183,500    7.35  106,00     2.39
Options outstanding
 at end of year           512,550   5.86   426,750    4.44  345,25   $ 2.37

Weighted-average fair
value of options
granted during the year           $4.66             $ 4.34           $ 1.39


The following table summarizes information about stock options outstanding at May 31, 1998:

                   Options Outstanding    Options Exercisable

                          Weighted-
                           Average
                          Remaining
                 Number   Contrac-
               Outstand-   Life      Weighted-      Number      Weighted-
 Range of         ing      tual      Average      Exercisable   Average
 Exercise       at May     Life      Exercise       at May      Exercise
  Prices       31, 1998   (Years)     Price         31,1998       Price

$1.19-$1.630    52,000      6.0       $1.21        52,000       $ 1.21
 2.13- 2.750   107,550      6.1        2.38        82,550         2.40
 3.50- 3.690    21,000      5.0        3.54        21,000         3.54
 6.00- 7.750   173,500      8.1        7.28        83,500         7.2
 8.50- 8.630   158,500      9.0        8.50        44,125         8.52

$1.19- 8.863   512,250      7.6       $5.86       283,175       $ 4.65


AULT INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7.     Stockholders' Equity
The Board of Directors is empowered to establish and to designate classes and series of preferred shares and to set the terms of such shares, including terms with respect to redemption, dividends, liquidation, conversion, and voting rights. The Restated Articles of Incorporation provide that the preferred shares are senior to the common shares with respect to dividends and liquidation. No preferred shares have been issued.

The Company has a shareholders' rights plan. Under this plan, a Class A, Junior Participating Preferred Stock with no par value was created. In addition, a dividend of one right was declared for each share of common stock at an exercise price of $36 per right and a redemption price of $36 per right and a redemption price of $0.001 per right. Each right is equal to a right to purchase one one-hundredth of a share of the class A, Junior Participating Preferred Stock, 100,000 shares of preferred stock are reserved for the exercise of the rights. No rights were exercised during the year-ended May 31, 1998, and June 1, 1997.

The Company has notes receivable from certain officers of the Company arising from the sale of common stock as an offset to stockholders' equity. The notes are due in September 2001.

In December 1996, the Company completed a secondary stock offering of 1,840,000 shares of common stock. Proceeds from the issuance of common stock were $10,620,794, net of offering expenses of $442,109. In connection with this offering, warrants to purchase 112,000 shares of common stock were issued. These warrants are exercisable at $7.80 per share through December 2001.

Note 8.     Earnings Per Share
In fiscal 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Earning per share amounts presented for 1997 and 1996 have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.

                                       1997           1998         1996

Earnings per share-basic:
 Income available to common
  shareholders                       $ 1,317,718  $ 2,365,079  $   882,689
 Weighted-average shares
  outstanding                          4,136,059    3,011,062    2,093,513
 Earnings per share-basic                   0.32         0.79         0.42
Earnings per share-diluted:
 Income available to common
  shareholders                         1,317,718    2,365,079      882,689

 Weighted average shares
  outstanding                          4,136,059    3,011,062    2,096,513
 Dilutive impact of options
  outstanding                            118,113      263,488      162,698
 Dilutive impact of warrants
  outstanding                                    -      5,159         -
 Weighted-average shares and
  dilutive shares outstanding          4,254,172     3,27,709    2,256,211

 Earnings per share-diluted                 $0.31       $0.72        $0.39


AULT INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENT


Note 9.     Commitments and Contingencies

Operating leases:     The Company leases its United States plant under
an operating lease through August 1999. In addition, certain equipment and motor vehicles are leased under operating leases with terms of approximately 36 months.

The lease on the United States plant and office facilities includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is being charged expense on the straight-line method over the term of the lease. In addition to the base rent payment, the Company pays a monthly allocation of the building's operation expenses. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease.

Approximate minimum annual rental commitments at May 31, 1998, are as follows:


1999                                             $   273,000
2000                                                  77,000
2001                                                   2,000

                                                 $   352,000

Total rental expense for the years ended May 31, 1998, June 1, 1997, and June2, 1996, was approximately $391,000, $456,00, and $385,000, respectively.

Note 10.  Operations Information

Foreign manufacturing is done by the Korean subsidiary, including its wholly-owned subsidiary located in China, and certain nonaffiliated companies in China and Thailand. All United States manufacturing is done by Ault Incorporated. A summary of the Company's manufacturing operations by geographic area is presented below:

                                  May 31,     June 1,    June 2,
                                    1998       1997       1996

United States:
     Customer sales           $ 39,849,215  $ 39,022,322 $  33,359,291
     Sales to subsidiary                     -          -          -

           Total              $ 39,849,215  $ 39,022,322 $  33,359,291

Operating profit                 1,306,611     2,639,853     1,560,693
Total assets                    24,381,633    24,231,186    14,414,074
Capital expenditures               413,503       336,000       194,129
Depreciation and amortization      380,561       323,228       314,810


AULT INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10.     Operations information (Continued)

                                    May 31,      June 1        June 2,
                                     1998         1997          1996

Korea and China:
     Customer sales                $  1,287,017  $   989,468  $    414,574
     Sales to parent                  9,056,631    7,965,817    10,496,364
     Total                         $ 10,343,648    8,955,285  $ 10,910,948


     Operating profit (loss)       $    636,752     (114,268)       62,970
     Total assets                     7,108,449    7,435,977     6,502,582
     Capital expenditures             1,054,229      868,925       162,183
     Depreciation and amortization      183,938      169,747       197,011


Adjustments and eliminations
     Intercompany sales
     Intercompany sales            $  9,056,631 $  7,965,817  $ 10,496,364
     Operating profit (loss)           (65,937)       56,454       (58,002)
     Total assets                   (6,072,768)   (5,572,702)   (2,186,545


Consolidated:
     Sales                         $ 41,136,232 $ 40,011,790  $ 33,773,875
     Operating profit                 1,877,426    2,582,039     1,565,661
     Total assets                    25,417,314   26,094,461    18,730,111
     Capital expenditures             1,467,732    1,204,925       356,312
     Depreciation and amortization      564,499      492,975       511,821


Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing similar products.

Export sales:     The Company also had foreign export sales amounting
to 27.1, 20.4, and 19.4 percent of total sales for the years ended May 31, 1998, June 1, 1997, and June 2, 1996, respectively.

The sales were made principally to the following locations:

                                                            Years
                                                   Ended

                                      May 31,     June 1,  June 2,
                                        1998       1997      1996

Canada                                      3.1%     7.8%       8.9%
France                                      9.3%     8.0%       0.2%
Ireland                                     5.6%     0.1%          -
Elsewhere                                   9.1%     4.5%      10.3%
                                           27.1%    20.4%      19.4%



AULT INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENT


Note 10.     Operations Information (Continued)
Other foreign production:     In addition to the manufacturing done by
the Korean subsidiary, the Company has subcontracting agreements for the purchase of finished assemblies from certain manufacturers in China and Thailand. Total purchases under these agreements were approximately $15,340,000, $15,248,000, and $9,941,000 for the years ended May 31, 1998, June 1, 1997, and June 2, 1996, respectively.

Note 11.     Major Customers
The Company had major customers during the years ended May 31, 1998, June 1, 1997, and June 2, 1996, as follows:

                                                  For the Years Ended

                                    May 31,    June 1,    June 2,
                                      1998      1997       1996

Sales percentage:
     Customer A                          9.7%      7.5%          -
     Customer B                          9.6%      7.2%       5.5%
     Customer C                          5.1%         -          -
     Customer D                          5.4%      6.9%      11.0%
Accounts receivable percentage:
     Customer A                             -     11.6%          -
     Customer B                          5.4%     10.9%       8.6%
     Customer C                         10.9%         -          -
     Customer D                          6.0%      6.1%      14.8%

ITEM 8(B) SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA
(Unaudited)
(Amounts in thousands, Except Per Share Data)

                                                  Fiscal Quarters

1998                               1st         2nd        3rd       4th

                                                  (UNAUDITED)


Net Sales                           $9,423    $10,954    $10,294   $10,465

Gross Profit                        $2,208     $2,868     $2,673    $3,010

Income Before Income Taxes            $146       $753       $361      $666

Net Income (Note 4)                    $87       $509       $282      $439

Net Income Per Share:
Basic                                $0.02      $0.12      $0.07     $0.11

Diluted                              $0.02      $0.12      $0.07     $0.10

1997                                   1st        2nd        3rd       4th

Net Sales                           $8,678     $9,248    $10,578   $11,508

Gross Profit                        $2,132     $2,387     $2,818    $3,186

Income Before Income Taxes            $301       $385       $771      $818

Net Income (Note 4)                   $227       $290       $620    $1,228

Net Income Per Share:
Basic                                $0.11      $0.14      $0.17     $0.31
Diluted                              $0.09      $0.12      $0.16     $0.29


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNANTS ON ACCOUNTING
AND FINANCIAL
          DISCLOSURE

Not Applicable.

                               PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 405 under Registration S-K with respect to the Company's executive officers is contained under Item 1, Narrative Description of The Business -- Executive Officers of the Registrant. The information required by this item with respect to directors will be presented under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting to be held on September 28, 1998 and is expressly incorporated herein by reference. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days from the end of the Company's 1998 fiscal year.

Information called for by item 405 under Regulation S-K with respect to the information relating to compliance with 16(a) of the Exchange Act is presented under the caption "Compliance with Section 16(a) of the Securities Exchange Act 1934" in the Company's definitive proxy statement for its Annual Meeting to be held on September 28, 1998 and is expressly incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 403 under Regulation S-K, to the extent applicable, will be set forth under the caption "Executive Compensation and Other Information" under "General" in the Company's definitive proxy materials for its September 29, 1998 Annual Meeting to be filed within 120 days from the end of the Company's fiscal 1998 which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information called for by Item 403 under Regulation S-K, to the extent applicable, will be set forth under the caption "Security Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for its September 28, 1998 Annual Meeting to be filed within 120 days from the end of the Company's fiscal year 1998, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

                               PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS

(a)(1)    The following financial statements are included in Part II,
Item 8:

                                                           Page

          Independent Auditor's Report                      18

          Consolidated Financial Statements

          -- Balance Sheets, May 31, 1998 and June 1        19
          1997.

          -- Consolidated Statements of Operations for
          the Years                                         21
             Ended May 31, 1998, June 1, 1997 and June
          2,1996.

          -- Consolidated Statements of Stockholders'
          Equity for                                        22
             the Years Ended May 31, 1998, June 1, 1997
          and June 2, 1996.

          -- Consolidated Cash Statements of cash flow
          for the Years Ended                               23
             May 31, 1998, June 1, 1997 and June 2, 1996.

          -- Notes to Consolidated Financial Statements     25

(2)  The following financial statements schedule for the years ended
     May 31,
     1998, June 1, 1997 and June 2, 1996 are submitted herein following the signature page of this report.

                                                            Page
             Independent Auditor's report on the Schedule   42

             Schedule II - Valuation and Qualifying
               Accounts                                     43

     All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits

     The Exhibits required to be filed with this report or incorporated by reference are listed in the Exhibit Index which follows the Financial Statements Schedules.

     (b)  Reports on Form 8-K during 3 months ended May 31, 1998.

          There were no reports on Form 8-K filed for the quarter ended May 31, 1998.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ault Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED


/S/Frederick M. Green
August 25, 1998
Frederick M. Green
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                Title                     Date
/s/Frederick M. Green    President, Chief          August 25, 1998
Frederick M. Green       Executive Officer and
                         Director

/s/Carlos S. Montague    Vice President,           August 25, 1998
Carlos S. Montague       Treasurer, Chief
                         Financial Officer,
                         Assistant Secretary and
                         Controller*

/s/Matthew A. Sutton     Director                  August 25, 1998
Matthew A. Sutton

                         Director
Eric G. Mitchell, Jr.

/s/Delbert W. Johnson    Director                  August 25, 1998
Delbert W. Johnson

/s/John G. Kassakian     Director                  August 25, 1998
John G. Kassakian

/s/Edward C. Lund        Director                  August 25, 1998
Edward C. Lund

/s/James M. Duddleston   Director                  August 25, 1998
James M. Duddleston

*Principal Financial Officer and Principal Accounting Officer










  *******************************************************************




                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.   20549


                               FORM 10-K



             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                OF THE SECURITIES EXCHANGE ACT OF 1934

                                  OF


                           AULT INCORPORATED

                                  FOR

                        YEAR ENDED MAY 31,1998





  *******************************************************************



                     FINANCIAL STATEMENT SCHEDULES


  *******************************************************************




G25





                     INDEPENDENT AUDITOR'S REPORT
                   ON THE SUPPLEMENTARY INFORMATION



To the Board of Directors
Ault Incorporated and Subsidiary
Minneapolis, Minnesota

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subject as to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                        McGladrey & Pullen, LLP



Minneapolis, Minnesota
July 8, 1998



                                                            SCHEDULE
II
AULT INCORPORATED AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS
Years Ended May 31, 1998, June 1, 1997, and June 2, 1996

                              Balance    Charged                 Balance
                                at        to                       at
                             Beginning  Costs and                End of
                             of Period  Expenses   Deductions    Period

Year ended May 31, 1998:
     Allowance for doubtful
      accounts                $ 120,000   $ 95,000 $ 184,000 (a) $ 31,000
     Reserved for warranties     81,000     97,000    95,000       83,000
Year ended June 1, 1997:
     Allowance for doubful
      accounts                  116,000     50,000    46,000 (a)  120,000
     Reserve for warranties      77,000     72,000    68,000       81,000
Year ended June 2, 1996:
     Allowance for doubtful
      accounts                  103,000     67,000    54,000 (a)  116,000
     Reserve for warranties      66,000    101,000    90,000       77,000
     Allowance for inventory
      valuation in excess
      of net realizable value   130,000          -   130,000            -

 (a)  Represents charge-off of accounts receivable, net of recoveries.








  *******************************************************************




                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.   20549


                               FORM 10-K



             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                OF THE SECURITIES EXCHANGE ACT OF 1934

                                  OF


                           AULT INCORPORATED

                                  FOR

                        YEAR ENDED MAY 31, 1998





  *******************************************************************



                               EXHIBITS


  *******************************************************************



                           AULT INCORPORATED

                           EXHIBIT INDEX TO
               FORM 10-K FOR THE YEAR ENDED JUNE 1, 1997

Required Registration S-K
Exhibit Items

SK Reference

 SK
Refer-
ence   Title of Documents     Location
       <c.
3(a)   Restated Articles of   Fled as Exhibit 3(a) to Form 10-K for fiscal
       Incorporation, as      1988 and incorporated herein by reference
       amended

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

10.3   Ten Year Building      Filed as Exhibit 10(c) to Form 10-K for
       Lease Contract         fiscal 1987 and incorporated herein by
                              reference

10.4   Financing Agreement    Filed as Exhibit 10(f) to Form 10-K for
       on Credit Facility     fiscal 1995 and incorporated herein by
                              reference

10.5   First and Second       Filed electronically as Exhibit 10(g) to
       Amendments to          Form 10-K for fiscal 1996
       Financing Agreement
       on Credit Facility

10.6   Employee Stock         Filed electronically Commission File #333-
       Purchase Plan          4609 and herein incorporated by reference

10.7   Agreement to Credit    Filed as Exhibit 10.8 to Form 10-Q for Third
       Facility               Quarter of fiscal 1998 and incorporated
                              herein by reference

10.8   1986 Employee stock    Filed electronically.  Commission File #
       Option plan, Amended   333-4609
                              and herein incorporated by reference

10.9   1996 Employee stock    Filed electronically.  Commission File #
       Option plan            333-4609
                              and herein incorporated by reference

11     Computation of Per
       Share                  Filed herewith at page 48
       Earnings

21     Subsidiary of          Filed as Exhibit 21 to Form 10-K for fiscal
       Registrant             1997 and incorporated herein by reference.

23     Consent of             Filed herewith at page 49
       Independent Auditors

27     Financial Data         Filed electronically
       Schedule

Pursuant to provisions of Item 601(b)(A)(iii)(a) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt of the Company are note being filed and in lieu thereof, Company agrees to furnish copies thereof to the Securities and Exchange
Commission upon request.
27, 1998