Form 10-Q
period 1998-09-30
AULT INC
filed 1998-10-07
CIK 723639

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


     [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SCURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended August 30, 1998

               Commission file number 0-12611

                      AULT INCORPORATED

                 MINNESOTA                       41-0842932
         (State or other jurisdiction of      I.R.S Employer
          incorporation or organization)      Identification No.

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



                                  Outstanding at
          Class of Common Stock             August 30, 1998
                   No par value             4,161,758 shares



                       Total pages 19
                  Exhibits Index on Page 18




PART 1.  FINANCIAL INFORMATION

                ITEM 1 - FINANCIAL STATEMENTS

               AULT INCORPORATED & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME
          (in Thousands, Except Amounts Per Share)

                                           (Unaudited)
                                           First Quarter
                                               Ended

                                          August    August
                                           30,        31,
                                           1998      1997

Net Sales                                 $11,337    $9,423

Cost of Goods Sold                          8,275     7,214

   Gross Profit                             3,062     2,209

Operating Expenses
Marketing                                   1,035       887
Design Engineering                            485       403
General & Administrative                      907       797

                                            2,427     2,087

Operating Income                              635       122

Other Income (Expense)
Interest Expense                             (29)      (42)
Other                                         112        66

Income Before Income Taxes (Note 2)           718       146
Income Taxes                                  243        59

Net Income                                   $475       $87

Earnings Per Common and Equivalent
Share
Outstanding (Note 3):
Basic EPS                                   $0.11     $0.02
Diluted EPS                                 $0.11     $0.02

Common and equivalent shares
outstanding:
Basic EPS                               4,161,758 4,082,067
Diluted EPS                             4,264,337 4,308,501

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PART 1.  FINANCIAL INFORMATION

                ITEM 1 - FINANCIAL STATEMENTS

               AULT INCORPORATED & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME
          (in Thousands, Except Amounts Per Share)

                                            (Unaudited)
                                           First Quarter
                                               Ended

                                          August    August
                                           30,        31,
                                           1998      1997

Net Income                                   $475       $87

Other Comprehensive Income Net of Tax:
   Foreign Currency Translation               121      (29)
adjustments (Note 13)

Comprehensive Income                         $596       $58




See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               AULT INCORPORATED & SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                       (in Thousands)

                                         (Unaudited)
                                          August    May
                                           30,       31,
                                           1998      1998

Assets:
Current Assets
Cash & Cash Equivalents (Note 4)           $6,110    $5,935
Investment in Trading Securities
  (Note 4)                                    880       866
Trade Receivables, Less Allowance
for doubtful Accounts of $39,000 at
August 30, 1998, and $31,000 at
May 31, 1998                                8,034     6,255

Inventories:
Finished Goods                              2,847     3,744
Work in Process                               348       278
Raw Material                                3,409     2,594

Total Inventories                           6,604     6,616

Prepaid and Other Expenses (Note 5)           767       618
Deferred Taxes                                 74        74

Total Current Assets                       22,469    20,364

Other Assets:
Other Receivables, Less Allowance
    of $65,000, (Note 6)                       --       199
Patents, (Note 7)                             133       142
Deferred Taxes                                178       192
Other                                         128        41

                                              439       574

Property Equipment and Leasehold
Improvements at Cost:
Land                                          876       876
Building                                      813       813
Machinery and Equipment                     6,114     5,969
Office Furniture                              821       734
E.D.P. Equipment                            1,493     1,493
Leasehold Improvements                        980       978

                                           11,097    10,863
Less Accumulated Depreciation               6,544     6,384

Net Equipment and Leasehold
   Improvements                             4,553     4,479

Total Assets                              $27,461   $25,417

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               AULT INCORPORATED & SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                       (in Thousands)

                                        (Unaudited)
                                          August    May
                                           30,       31,
                                           1998      1998

Liabilities and Stockholders' Equity:
Current Liabilities
Note Payable to Bank                         $426      $236
Current Maturities of Long-Term Debt
(Note 8)                                      239       213
Accounts Payable                            4,497     3,427
Accrued Expenses:
Compensation (Note 9)                         456       392
Other (Note 10)                               729       594
Income Taxes Payable                          243       198

Total Current Liabilities                   6,590     5,060

Long-Term Debt, Less Current Maturities
   Included Above (Note 8)                    343       414

Deferred Rent Expense (Note 11)                56        70

Retirement and Severance Benefits
 (Not 12)                                     248       245

Stockholders' Equity:
Preferred Stock, No Par Value,
Authorized,
  1,000,000 Shares; None Issued.
Common Shares, No Par Value, Authorized
   10,000,000 Shares; Shares
Outstanding:
   August 30, 1998; and May 31, 1998;
   4,161,758 Shares                        18,359    18,359
   Less Note Receivable From Sale of
      Common Stock                          (204)     (204)
Retained Earnings                           2,846     2,371
Accumulated Other Comprehensive
   Income (Note 13)                         (777)     (898)

TOTAL                                      20,224    19,628

Total Liabilities and Stockholders's
Equity                                    $27,461   $25,417

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               AULT INCORPORATED & SUBSIDIARY
       COMPUTATION OF CONSOLILDATED EARNINGS PER SHARE
                       (In Thousands)

                                            (Unaudited)
                                         Three Months Ended
                                          August    August
                                           30,        31,
                                           1998      1997

Cash Flows From Operating Activities
Net Income:                                  $475       $87
Adjustments to Reconcile Net Income to
Net Cash
(Used in) Operating Activities:
Depreciation                                  160       134
Amortization                                             12
Provision for Doubtful Accounts                 8
Provision for Inventory Adjustments            70
Deferred Taxes                                 14        14
Deferred Rent Expenses                        (14)      (11)
Decrease (Increase) in Market Value of
Securities                                    (14)        1
Changes in Assets and Liabilities:
(Increase) Decrease In:
Trade Receivables                          (1,787)      570
Inventories                                   (58)   (1,162)
Prepaid and Other Expenses                   (149)     (259)
(Decrease) Increase in:
Accounts Payable                            1,070       463
Accrued Expenses                              202      (139)
Income Tax Payable                             45      (371)

Net Cash Provided by (Used in)
Operating Activities                           22      (661)

Cash Flows From Investing Activities:
Purchase of Equipment and Leasehold
Improvements                                 (234)     (294)
Decrease in Other Assets                      121         3

Net Cash Used in Investment Activities       (113)     (291)

Cash Flows From Financing Activities:
Net Borrowings on Revolving Credit
   Agreements                                 190       404
Proceeds from Issuance of Common Stock                  248
Principal Payments on Long-Term
Borrowings
   Including Capital Leases                   (45)      (75)

Net Cash Provided by Financing
Activities                                    145       577

Effect of Foreign Currency Exchange
Rate Changes on Cash                          121      (29)

Cash and Cash Equivalents:
Increase                                      175     (404)
Beginning                                   5,935     3,677
Ending                                     $6,110    $3,273


              AULT INCORPORATED AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FIRST QUARTER ENDING AUGUST 30, 1998


NOTE 1, Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ault Incorporated, its wholly-owned subsidiaries, Ault Korea Corporation and Ault Xianghe Co. Ltd. All significant intercompany transactions have been eliminated. The foreign currency translation adjustment represents the translation into United States dollars of the Company's investment in the net assets of its foreign subsidiaries in accordance with the provisions of FASB Statement No. 52.

NOTE 2, Income Taxes

The Company's tax provision includes taxes accrued on US and Korean income calculated at an average rate of 34.0% after recognition of deferred tax assets.

NOTE 3, Net Income Per Share

The Company has presented basic and diluted per share earnings in accordance with FASB Statement No. 128. Basic per share earnings are presented only for outstanding common stock. In addition to outstanding common stock, presentation of diluted per share earnings also assumes the conversion, exercise or issuance of all potential common stock instruments that are not antidilutive, using average common market values.

The Company also has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Company's stock option plan. Had compensation cost been determined for the three months of fiscal 1998 and fiscal 1999 based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

                                Fiscal Year
                            Ending
                            May 30,   May 31,
                            1998      1997

Net Income, as reported      $475,000   $ 87,000
Net Income (loss) pro
forma                         396,154    (18,011)
Net Income, per share, as
reported, basic                  0.11       0.02
Net income, per share, as
reported, diluted                0.11       0.02
Net Income, per share,
basic, pro forma                 0.09          0
Net Income, per share,
diluted, pro forma               0.09          0

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants included in fiscal 1999 and fiscal 1998 calculations:


              AULT INCORPORATED AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FIRST QUARTER ENDING AUGUST 30, 1998

                                Fiscal Year
                                Ending
                            May 30,   May 31,
                            1998      1997
Expected dividend yield
                          -           -
Expected stock price      63.14%      67.68%
volatility
Risk free interest rate   5.37-6.61%  5.77-6.61%
Expected life of options  1-5         1-5


NOTE 4, Cash and Investments

For the purpose of reporting cash and cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Investment in trading securities is comprised of preferred stocks that pay dividends on which the Company receives a tax benefit.

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

NOTE 6, Other Receivables

Other receivables for fiscal 1998 represented amounts that were owed to the Company relating to trade receivable invoices from fiscal 1991. The customer had terminated its contract with the Company for reasons that were external and unrelated to the Company and refused to compensate the Company for costs that were incurred. A suit by the Company resulted in collection of the amount in the first quarter of fiscal 1999.

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




               AULT INCORPORATED AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR FIRST QUARTER ENDING AUGUST 30, 1998


NOTE 8, Long-term Debt

Long-term debt, including current maturities contain the following:

                                    AUGUST        MAY
                                      30,          31,
                                     1998          1998
                                            (000)

   US Bancorp
   8.1% term loan due in
   monthly installments
   of $7,340, including
   interest to February
   2001, secured by equipment           $199         $216

   6.5% note payable, due in
   quarterly installments
   of $28,019 plus interest
   through  April 2000,
   secured by equipment                  134          144

   US Bancorp
   7.9% term loan due in
   monthly installments
   of $7,320, including
   interest to November
   2001, secured by equipment            249          267

                                        $582         $627
    Less Current Maturities              239          213
            Total                       $343         $414

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




               AULT INCORPORATED AND SUBSIDIARY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR FIRST QUARTER ENDING AUGUST 30, 1998


NOTE 12, Retirement & Severance Benefits

Deferred compensation is a provision by Ault Korea Corporation, in accordance with requirements of the Korea Government, for the compensation of each current employee when his/her employment with the subsidiary terminates. The National Pension Scheme of Korea, does not require the Company to fund this obligation, but requires the transfer of certain portions of the liability to the Korean National Pension Fund. The liabilities recorded by the Company are net of these transfers.

NOTE 13, Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of foreign currency translation adjustments resulting from translation of the financial statements of Ault Korea
Corporation from its functional currency, Korean Won, to US dollars. Adjustments that were recorded during the quarter of each fiscal year are as follows:

                                          AUGUST     AUGUST
                                           30,        31,
                                           1998       1997
                                              (000)
    Beginning cumulative exchange gain
    (loss)                                  $(898)       $31
    Gain (loss) for the period from:
          a.  Long-term inter-company
              receivables                     131        (26)
          b. Other                            (10)       ( 3)

                             Total          $(777)         2


The amounts attributed to long-term inter-company receivables for the quarter ending August 31, 1997, reflect changes in the Won rate from 891.9 Wons to $1.00 at June 1, 1997, to 901.8 Wons to $1.00 at August 31, 1997. Amounts attributed to long-term inter-company receivables for the quarter ending August 30, 1998, reflect changes in the Won rate from 1,393.0 Wons to $1.00 at June 1, 1998, to 1,307.8
Wons to $1.00 at August 30, 1998. Amounts were computed on outstanding receivables of $2,327,000.

ITEM 2  -  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITIONS ANDRESULTS OF OPERATIONS


From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by OEMs in the telecommunications, data communications, computer peripherals and the medical markets; buying patterns of the Company's existing and prospective customers; the impact of new products introduced by competitors; delays in new product introductions; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components; and other risks affecting the Company's target markets generally.

RESULTS OF OPERATIONS

Net Sales: Net sales increased 20.3% in the first quarter of fiscal 1999 to $11,337,000 from $9,423,000 in the first quarter of fiscal 1998. The improvement in sales resulted from continuing strong demand for external power conversion products for applications in the telecommunications/data communications, computer and medical markets served by the Company. Significant among the applications are cable modems which are designed to process data transmitted over cable lines that also transmit television signals. Orders by the Company's cable modem OEM customers improved during the quarter resulting in greater revenues from sale of switching power supplies. The Company believes that infrastructure problems relating to installation of transmission stations and wired systems that hindered growth in demand for cable modems are being resolved and that demand for cable modems will continue to grow, thereby influencing further growth in the sale of power conversion products. The Company also believes that, because of its alliance with several major manufacturers of cable modems, it is well positioned to benefit from growth in demand for these products. Service to customers continues as a strong strategic focus of the Company. To this end, the Company's engineering activities are directed to various customer product applications that are anticipated to generate revenue in fiscal 1999. These applications include uninterruptible power supplies, power supplies for asymmetric digital subscriber line modems (a competing technology to cable modem); medical product applications, and hubs, routers and switches for the networking market. Like the cable modem market, these programs are anticipated to generate sales for the Company mainly in the latter quarters of fiscal 1999.

Order Backlog:  The Company"s order backlog at August 30,
1998 totaled $13.1 million, down from $15.4 million at June
1, 1998, and compared to $14.9 million at August 31, 1997.
The lower order backlog at August 30, 1998, represented sales for approximately sixteen weeks and reflected the posture of many OEMs to limit their contractual commitments to the best lead-times of their customers. Because of the Company's shortening lead-times, order backlog as an indicator of future shipment and material requirements has also changed. These changes require the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products.

Gross Profit: Gross profit increased to $3,062,000 or 27.0% of net sales for the first quarter of fiscal 1999, from $2,209,000 or 23.4% of net sales for the first quarter of fiscal 1998. The improvements are due principally to the greater proportions of sales in the quarter of battery chargers, as well as linear and switching power supplies which have higher margins as compared to transformer products. Revenue from shipments of transformers, traditionally a lower margin product, decreased during the quarter compared to the first quarter of fiscal 1998.

Operating Expenses:  Operating expenses were $2,427,000 or
21.4% of net sales in the first quarter of fiscal 1999, as compared to $2,087,000 equaling 22.2% of net sales for the first quarter of fiscal 1998. The additional $340,000 for the first quarter of fiscal 1999 were incurred principally for sales commissions paid to sales representatives on the larger sales for the quarter and the continuing support of strategic initiatives that were implemented during the second half of fiscal 1998 for the following purposes:

     1. Strengthening the Company's sales and marketing competitive position in the US and Asia.
     2. Enhancing Asian manufacturing supervision.
     3. Providing direct internet communication links between Ault US and Ault Korea.
     4. Installation and maintenance of software for upgrading the quality of management information services.
     5. Certification of products for sale in broader foreign markets and to afford a more expedient response to customer requirements.

It is anticipated that these strategic initiatives will be beneficial to future sales and to productivity improvements.

Operating Income: Benefiting largely from the revenue growth and improvements in gross profits, offset somewhat by the expenditures on strategic initiatives, operating income increased to $635,000 for the first quarter of fiscal 1999 from $122,000 attained in the first quarter of fiscal 1998.

Non-Operating Income: Non-operating income of $112,000 and $66,000 for the first quarter of fiscal 1999 and fiscal 1998, respectively, represented primarily interest income, currency exchange rate gains on foreign contracts by the Korean subsidiary and income derived from rented portions of the Korean manufacturing facility. The Company incurred interest expenses of $29,000 in the first quarter of fiscal 1999 and $42,000 in the first quarter of fiscal 1998, which were paid principally on bank credit facilities including long-term borrowings.

Income Tax: The Company had pre-tax income of $718,000 for the first quarter of fiscal 1999 on which it accrued US and Korean income taxes totaling $243,000. For the first quarter of fiscal 1998, the Company had pre-tax income of $146,000 on which US and Korean income taxes totaling
$59,000 were accrued.

 Net Income: The Company reported diluted per share earnings of $0.11 for the first quarter of fiscal 1999 based on 4,264,337 outstanding weighted average shares, compared to diluted per share earnings of $0.02 for the first quarter of fiscal 1998, which were based on 4,308,501 outstanding weighted average shares.


LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's working capital position at August 30, 1998, and at August 31, 1997:

                                     August    August
                                      30,        31,
                                      1998      1997
                                           (000)

Working capital                      $15,879   $15,373
Cash                                  $6,110    $3,273
Trading Securities at market             880       848

Unutilized bank credit facilities     $2,491    $2,637
Cash provided by (used in)
operations                                22      (661)


Current Working Capital Position

At August 30, 1998, the Company had current assets of $22,469,000 and current liabilities of $6,590,000 which amounted to working capital of $15,879,000 and current ratio of 3.41 to 1.00. This represents an improvement from its working capital of $15,373,000 and stability in current ratio of 3.41 to 1.00 at August 31, 1997. In addition to cash and trading securities, the Company relies on its credit facilities and cash flows from operations as sources of working capital supporting normal growth in revenue, capital expenditures and attainment of profit goals.

Cash and Investments: At August 30, 1998, the Company had cash and trading securities totaling $6,990,000, up from $4,121,000 at August 31, 1997, principally due to amounts provided by operations during the last three quarters of fiscal 1998.


Credit Facilities

The Company maintains two credit facilities; its primary credit facility with USBank, and a smaller facility with Korea Exchange Bank that supports the South Korean subsidiary.

The credit arrangement with USBank includes:
     (a) A revolving credit facility of $2.0 million at prime rate of interest, secured by trade receivables and expiring on October 1, 1998. Documeants are being prepared for an agreement that renews it for an extended period of one year. At the end of the quarter, there were no outstanding borrowings against it.
     (b) One or more term loans, each up to an amount of $300,000. At August 30, 1998, borrowings amounting to $448,000 were outstanding on two term loans. See Note 8, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The South Korean credit facility is approximately $1.5 million of which borrowings at August 30, 1998, were $560,000.

Cash Flows for Fiscal 1999

Operations: Operations contributed net cash of $22,000 in the first quarter from activities that provided $1,946,000 and activities that used $1,924,000 of cash. The activities that provided $1,946,000 of cash were the following:

(a)  Net profit, adjusted for non-cash items, provided net
  cash of $699,000, of which net profit totaled $475,000. Non-cash items amounted to $224,000 and was comprised principally of depreciation of capital assets. Further working capital from profitability is anticipated for the balance of fiscal 1999.
(b)  Increase in accounts payable and accrued expenses
  provided $1,272,000 of cash principally from growth in liabilities associated with purchases of material to support the high level of sales achieved during the period. Additional contribution to cash from increases in accounts payable is anticipated for the remaining periods of fiscal 1999.
(c) Amounts accrued for payment of income taxes provided $45,000. Income tax payments during the quarter totaled $148,000.
 .

The activities that used $1,924,000 of cash were:

(a) Increases in trade receivable balances used $1,787,000 of cash, which was due principally to the large amounts of sales for the quarter and the resulting growth of outstanding receivables at the end of the quarter as compared to amounts that were outstanding when the quarter begun. Additional use of cash from increases in trade receivables that are associated with levels of sales is anticipated for the remaining quarters of fiscal 1999.
(b) Increases in inventories used $58,000 of cash during the period due mainly to increases in the amounts of finished products stored to facilitate the emergency needs of customers, as required by contracts. Further growth in inventories for these reasons is anticipated over the remaining quarters of the year.
(c) Increases in prepaid and other expenses used $149,000 of cash during the quarter. Beneficial to future periods, these expenses will be written off against revenues during the remaining quarters of fiscal 1999.

Investing Activities: Investing activities used net cash of $113,000 of which $234,000 was expended for the purchase of capital equipment and tooling. Additional purchases of capital assets are planned for the remaining quarters of fiscal 1999. Decreases in other assets, principal of which was the collection of a long-term receivable from a litigated trade contract, provided $121,000 of cash.

Financing Activities: Financing activities provided net cash of $145,000 from additional borrowings of $190,000 under the credit facilities and payments totaling $45,000 on long-term indebtedness.

Effect of Foreign Currency Exchange Rate Fluctuations: The economic crisis in South Korea, which in fiscal 1998 resulted in a dramatic devaluation of the Won, the country's currency, has improved, although, compared to its value during the past several years, remains weak in relation to
the value of the US dollar.   The effect of translating the
Korean financial statements, which were prepared in Won, to US dollars, resulted in a net asset value increase of $121,000 during the quarter, which related principally to long-term inter-company receivables. See Note 13, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


Summary:

The Company's cash and working capital positions are sound and, together with its credit facilities, are adequate for the support of normal growth in revenue and profit beyond the current fiscal year.

Impact of Recent Accounting Standard Changes:

Statement No. 130:  The FASB has issued Statement No. 130,
Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. Statement No. 130 requires treatment of items, such as unrealized gains and losses on certain investments in debt and equity securities and certain foreign currency items as components of other comprehensive income in the statements of income and in the stockholder's equity segments of financial statements. As required, the Company has adopted Statement No. 130 for the quarter ending August 30, 1998. See CONSOLIDATED STATEMENT
OF INCOME and CONSOLIDATED BALANCE SHEETS, Stockholders'
Equity.

Statement No. 131: FASB has issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. Statement No. 131 requires disclosure of certain information for each organizationally structured and performance assessed business segment of an enterprise, including, among other disclosures, profit and loss information, segment assets and information on major customers. The following information relates to adoption of Statement No. 131 by the Company for its first quarter ending August30, 1998:

Information About Products and Services

The Company's business operations are comprised of principally one activity - the design, manufacture and sale of equipment for converting electric power to a level used by OEMs principally in computer peripherals, data communications/telecommunications and medical markets to charge batteries, and /or power equipment. The Company supports these power requirements by making available to the OEM products that have various technical features. These products are managed as one product segment under the Company's internal organizational structure and the Company does not consider any financial distinctive measures, including net profitability and segmentation of assets to be meaningful to performance assessment.

Information About Revenue by Geography

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

                                    QUARTERS ENDING
                                     MAY 30, MAY 31,
                                      1998     1997
                                         ($000)

          US                          $9,347   $7,369
          Canada                         745      574
          France                           5    1,118
          Ireland                        577       77
          All Other Foreign
           Countries                     663      285

                    Total            $11,337   $9,423

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligation to pay for trade receivable invoices.

Information About Major Customers

The Company sells its products to over 200 customers, and it is its objective to maintain a diversified customer base and to avoid, where practicable, dependence for revenue on a single customer. For the fiscal 1999 and fiscal 1998 quarters ending August 30, 1998 and August 31, 1997, respectively, revenues from customers that comprised 10.0% or more of total revenues were:

                                 FISCAL YEARS
                                 1999    1999   1998    1998
                               Revenue   %     Revene   %
                                         (000)

       Customer "A"             $1,724   12.3    -      -
       Customer "B"                886    7.8  1,178    12.5
       Customer "C"                578    5.1  1,118    11.9


Impact of Foreign Operations and Currency changes:

South Korea had a significant fall in the value of its currency during the third quarter of fiscal 1998, but recovered portions of the early loss by the end of the fiscal year and showed relative stability through the first quarter of fiscal 1999. Although products that were manufactured by the Korean subsidiary contributed a large portion of total sales, the devalued Won had no significant impact on the Company's consolidated sales for the quarter because a significant amount of the subsidiary's sales were made under inter-company contracts with the US operations. Sales by the subsidiary in its local market are not material in amounts in contrast to its inter-company sales. The Company's US operations have no significant exposure to currency risks because the predominant portions of its foreign contracts are made in US dollars.

Microchip Based Date-referenced Systems and Year 2000
Compliance

Most of the Company's microchip-based date referenced systems, including computer software and hardware are already year 2000 compliant. Others are being examined for compliance and it is believed that the solution to any non-compliance found will not be difficult. There are no internal matters, therefore, that are expected to affect the Company's ability to process systems date-referenced information when year 2000 arrives. The Company does not yet know of the extent to which the current preparedness of its external business associates and external infrastructure would affect its business transactions if they were tested today for year 2000 compliance. The Company is communicating with these external sources and its objective is to obtain their commitment, with reasonable verification, that they, along with the Company will be Year 2000 compliant by December 31, 1998. It is the Company's plan to exhibit its progress towards compliance on its website, wwwaultinc.com, beginning during the fourth quarter of calendar year 1998.


AULT INCORPORATED AND SUBSIDIARY

                 PART II.  OTHER INFORMATION

ITEMS 1-5 OTHER INFORMATION:  Not Applicable

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

Reference   Title of Document        Location

            Part 1 Exhibits
11          Computation of Per       Filed herewith at page
            Share Earnings           5
27          Financial Data           Filed Electronically
            Scheduling

(a)         None
(b)         Reports on Form 8-K

           There were no reports on
           Form 8-K filed for the
           quarter ended August 30,
           1998.





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