Form 10-Q
period 1998-11-29
AULT INC
filed 1999-01-13
CIK 723639

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


      [ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 29, 1998

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



                                       Outstanding at
          Class of Common Stock              November 29, 1998
                   No par value                4,172,258 shares



                         Total pages 25
                    Exhibits Index on Page 18




PART 1. FINANCIAL INFORMATION

                  ITEM 1 - FINANCIAL STATEMENTS

                 AULT INCORPORATED & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
            (in Thousands, Except Amounts Per Share)

                                          (Unaudited)
                                    Second Quarter  Six months
                                      Ended           Ended
                                   Nov.     Nov.     Nov.    Nov.
                                    29       30       29      30
                                   1998     1997     1998    1997

Net Sales                        $11,046  $10,954 $22,383 $20,377

Cost of Goods Sold                 7,995    8,086  16,270  15,300

    Gross Profits $                3,051    2,868   6,113   5,077
    Gross Profits %                 27.6     26.2    27.3    24.9

Operating Expenses
    Marketing                      1,046      930   2,081   1,817
    Design                           511      428     996     831
Engineering
        General and                  956      776   1,863   1,573
     Administrative

                                   2,513    2,134   4,940   4,221

Operating Income                     538      734   1,173     856

       Other Income
          (Expense)
    Other                            142       69     254     135
    Interest                         (24)     (50)    (53)    (92)
Expense

      Income Before                  656      753   1,374     899
       Income Taxes
Income Taxes                         193      244     436     303

    Net Income                      $463     $509    $938    $596

Earnings Per Common
     and Equivalent
             Shares
        Outstanding
           (Note 3)
    Basic EPS                      $0.11    $0.12   $0.23   $0.14
    Diluted EPS                    $0.11    $0.12   $0.22   $0.14

         Common and
  Equivalent Shares
        Outstanding
    Basic                          4,166    4,082   4,166   4,116
                                    ,989     ,067    ,524    ,912
    Diluted                        4,401    4,308   4,329   4,298
                                    ,703     ,501    ,090    ,961

       See NOTES TO
       CONSOLIDATED
          FINANCIAL
         STATEMENTS



PART 1. FINANCIAL INFORMATION

                  ITEM 1 - FINANCIAL STATEMENTS

                 AULT INCORPORATED & SUBSIDIARY
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           ( in Thousands, Except  Amounts Per Share)

                               (Unaudited)
                            Second Quarter           Six Months
                                Ended                  Ended
                           Nov. 29    Nov. 30   Nov. 29    Nov. 30
                             1998       1997      1998       1997

Net                            $463      $509      $938        $596
Income

   Other
Comprehe
   nsive
  Income
  Net of
    Tax:
                                106     (434)       227       (463)
 Foreign
Currency
Translat
     ion
adjustme
     nts
   (Note
     13)



Comprehe                       $569       $75    $1,165        $133
   nsive
  Income


See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AULT INCORPORATED & SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                           ( in Thousands)

                                      (Unaudited)
                                        November  May
                                          29,     31,
                                          1998    1998

Assets:
Current Assets
  Cash & Cash                            $6,368  $5,935
Equivalents (Note 4)

  Investment in Trading                     847     866
Securities
  Trade Receivables, Less
Allowance
            for
       Doubtful
    Accounts of
     $41,000 at
    November 29, 1998, and $31,000
    May 31,                               7,606   6,255
1998

  Inventories:
    Finished                              3,796   3,744
Goods
    Work in                                 377     278
Process
    Raw                                   3,263   2,594
Material

      Total Inventories                   7,436   6,616

    Prepaid and                             764     618
 Other Expenses
       (Note 5)
  Deferred                                   74      74
Taxes

      Total Current Assets               23,095  20,364

Other Assets:
          Other
   Receivables,
 Less Allowance
     of $65,000                               0     199
     at May 31,
 1998, (Note 6)
  Patents,                                  124     142
(Note 7)
  Deferred                                  200     192
Taxes
  Other                                     211      41

                                            535     574
      Property,
  Equipment and
      Leasehold
   Improvements
       at Cost:
    Land                                  1,342     876
    Building                                813     813
      Machinery                           6,239   5,969
  and Equipment
    Office                                  960     734
Furniture
    E.D.P.                                1,495   1,493
Equipment
      Leasehold                             985     978
   Improvements
                                         11,834  10,863
           Less                           6,701   6,384
    Accumulated
   Depreciation

                                          5,133   4,479

      Total Assets                      $28,763 $25,417

   See NOTES TO
   CONSOLIDATED
      FINANCIAL
     STATEMENTS
                 AULT INCORPORATED & SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (in Thousands)

                                       (Unaudited)
                                        November   May
                                            29,    31,
                                            1998   1998

Liabilities and
  Stockholders'
         Equity
Current
Liabilities:
   Note Payable                              $400   $236
        to Bank
        Current                               292    213
  Maturities of
 Long-Term Debt
      (Note 8 )
  Accounts                                  4,986  3,427
Payable
  Accrued
Expenses:
                                              465    392
   Compensation
       (Note 9)
    Other (Note                               743    594
10)
         Income                                25    198
  Taxes Payable

  Total Current                             6,911  5,060
    Liabilities

Long-Term Debt,                               680    414
   Less Current
     Maturities
       (Note 8)

  Deferred Rent                                42     70
  Expense (Note
            11)

 Retirement and                               309    245
      Severance
 Benefits (Note
            12)

Stockholders'
Equity:
      Preferred
  Stock, No Par
         Value,
    Authorized,
      1,000,000
   Shares; None
        Issued.
         Common
 Shares, No Par
         Value,
     Authorized
     10,000,000
 Shares; Shares
   Outstanding:
    November 29, 1998; 4,172,258 shares
     and May 31, 1998; 4,161,758 shares    18,386 18,359

      Less Note
Receivable From
        Sale of
         Common                              (204)  (204)
          Stock
  Retained                                  3,310  2,371
Earnings
    Accumulated
          Other
  Comprehensive
    Income                                   (671)  (898)
(Note 13)

            TOTAL                          20,821 19,628

          Total                            $28,76 $25,41
Liabilities and                                 3      7
  Stockholders'
         Equity

   See NOTES TO
   CONSOLIDATED
      FINANCIAL
     STATEMENTS


                 AULT INCORPORATED & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ( in Thousands)

                                         (Unaudited)
                                          Six     Six
                                         Months  Months
                                          Ended  Ended
                                          Nov.     Nov.
                                           29,      30,
                                          1998     1997

Cash Flows From
      Operating
     Activities
      Net                                   $938    $596
Income:
       Adjustments to
        Reconcile Net
        Income to Net
                 Cash
          Provided by
            Operating
          Activities:
                                             317     263
       Depreciation
                                              18      25
       Amortization
            Provision                         10     (21)
         for Doubtful
             Accounts
            Provision                         85
        for Inventory
          Adjustments
           Deferred                           (8)     72
       Taxes
             Deferred                        (28)    (25)
        Rent Expenses
             Decrease                         19       1
        (Increase) in
         Market Value
        of Securities
     Changes in
     Assets and
   Liabilities:
           (Increase)
         Decrease In:
                Trade                     (1,361)    749
          Receivables
                                            (905)   (673)
       Inventories
              Prepaid                       (146)   (389)
            and Other
             Expenses
           (Decrease)
         Increase in:
             Accounts                      1,559     301
              Payable
              Accrued                        286    (177)
             Expenses
           Income Tax                       (173)   (185)
              Payable

             Net Cash                        611     537
          Provided by
            Operating
           Activities

Cash Flows From
Investing
Activities:
          Purchase of                       (971)   (651)
        Equipment and
            Leasehold
         Improvements
          Decrease in                         30      18
         Other Assets

        Net Cash Used                       (941)   (633)
        in Investment
           Activities

Cash Flows From Financing Activities:
       Net Borrowings
         on Revolving
               Credit
           Agreements                        164     188
        Proceeds from                        445     300
            Long-Term
           Borrowings
        Proceeds from                         27     248
          Issuance of
         Common Stock
            Principal
          Payments on
            Long-Term
           Borrowings
            Including                       (100)   (159)
       Capital Leases

             Net Cash                        536     577
          Provided by
            Financing
           Activities

Effect of Foreign Currency Exchange           227   (463)
Rate Changes on Cash
       Increase                               433     18
Cash and Cash
Equivalents:
       Beginning                            5,935  3,677
       Ending                              $6,368 $3,695

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED NOVEMBER 29, 1998


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

NOTE 2, Income Taxes

The Company's tax provision includes taxes accrued on US and Korean income calculated at an average rate of 32.0% of consolidated pre-tax income. No taxes were accrued on profits of Ault Xianghe Co. Ltd in view of the availability of net operating loss carryforwards which were utilized to offset provisions for income taxes.

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

The Company also has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Company's stock option plan. Had compensation cost been determined for the six months of fiscal 1998 and fiscal 1999 based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

                         Six Months
                            Ending
                            Nov.  29, Nov.  30,
                            1998      1997

Net Income, as reported      $938,000  $ 596,000
Net Income pro forma          775,292    384,467
Net Income, per share, as        0.23       0.14
reported, basic
Net income, per share, as        0.22       0.14
reported, diluted
Net Income, per share,           0.18        .09
basic, pro forma
Net Income, per share,           0.18        .09
diluted, pro forma

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants included in fiscal 1999 and fiscal 1998 calculations:

                               Six Months
                                  Ending
                            Nov.  29, Nov.  30,
                            1998      1997

Expected dividend yield        -          -
Expected stock price        63.14%      67.68%
volatility
Risk free interest rate   5.37-6.61%    5.47-
                                        6.61%
Expected life of options      1-5        1-5

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED NOVEMBER 29, 1998

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

NOTE 7, Patent
Patent cost, net of amortized amounts represents the contract price of US Patent #5,303,137,1 which was acquired from a source external to and independent of the Company. The Company believes that products using the power conversion technology it represents will generate significant revenues into fiscal 2002. For amortization purposes, the patent was assigned a life of four years.

NOTE 8, Long-term Debt
Long-term debt, including current maturities contain the following:

                                   November       May 31,
                                      29,
                                     1998          1998
                                            (000)

     US Bancorp
       8.1% term loan due in
monthly installments
       of $7,340, including
interest to February
       2001, secured by equipment       $187         $216

     6.5% note payable, due in
  quarterly installments
       of $28,019 plus interest
through  April 2000,
       secured by equipment              101          144

     13.1% mortgage note due in
  six semiannual
        installments of $74,167,
plus interest, thru
       November, 2001                    445

     US Bancorp
       7.9% term loan due in
monthly installments
       of $7,320, including
interest to November
       2001, secured by equipment        239
                                                      267
                                        $972         $627
Less Current Maturities                  292          213
            Total                       $680         $414

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED NOVEMBER 29, 1998


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

NOTE 12, Retirement & Severance Benefits

Retirement and Severance Benefits are a provision by Ault Korea Corporation, in accordance with requirements of the Korea Government, for the compensation of each current employee when his/her employment with the subsidiary terminates. The National Pension Scheme of Korea, does not require the Company to fund this obligation, but requires the transfer of certain portions of the liability to the Korean National Pension Fund. The liabilities recorded by the Company are net of these transfers. To derive a tax benefit from these deferred payments, the Company also has the option to fund these future payments through an insurance company under a defined benefit plan.

NOTE 13, Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of foreign currency translation adjustments resulting from translation of the financial statements of Ault Korea Corporation from its functional currency, Korean Won, to US dollars. Adjustments that were recorded during the quarter of each fiscal year are as follows:

                                 November  November
                                            29,      30,
                                          1998      1997
                                              (000)


    Beginning cumulative exchange gain     $(898)      $31
    (loss)
    Gain (loss) for the period from:
          a.  Long-term inter-company        281      (477)
    receivables
          b. Other                           (54)       14

                             Total        $(671)    $(432)

The amounts attributed to long-term inter-company receivables for the six months ending November 29, 1998, reflect changes in the Won rate from 1,400.0 Wons to $1.00 at June 1, 1998, to 1,248.0
Wons to $1.00 at November 29, 1998. Amounts attributed to long-term inter-company receivables for the six months ending November 30, 1997, reflect changes in the Won rate from 891.85 Wons to $1.00 at June 2, 1997, to 1,122.0 Wons to $1.00 at November 30,
1997. Amounts were computed on outstanding receivables of $2,312,000 at November 29, 1998 and $2,327,000 at November 30,
1997.
ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS

Net Sales: Net sales of $11,046,000 in the second quarter of fiscal 1999 were up only slightly from sales of $10,954,000 in the second quarter of fiscal 1998, which represented the strongest quarterly sales for all of fiscal 1998. For the six months, sales totaled $22,383,000 for fiscal 1999, up by 9.8% from sales of $20,377,000 for fiscal 1998. The improvement in fiscal 1999 resulted from continuing strong demand for external power conversion products for applications in the telecommunications/data communications, computer and medical markets served by the Company. Significant among the applications are portable medical products and cable modems. Cable modems are designed to process data transmitted over cable lines that also transmit television signals. Orders by the Company's cable modem OEM customers improved during the quarter resulting in greater revenues from sale of switching power supplies that support those OEM products. The Company believes that infrastructure problems relating to installation of transmission stations and wired systems that hindered growth in demand for cable modems are being resolved and that demand for cable modems will continue to grow, and influence further growth in the sale of power conversion products. Dataquest, a nationally known marketing research organization forecast cable modem shipments growing from 500,000 units in 1998 to 2.4 million units by 2002. The Company believes that, because of its alliance with several major manufacturers of cable modems, it is well positioned to benefit from growth in demand for these products. Orders and sales for portable medical product applications also grew during the six months. These products utilize the Company's switching power supplies and battery chargers that traditionally command high margins, and currently represent approximately 15.0% of the Company total sales. To strengthen its position in the medical market, the Company acquired the power supply division of LZR Electronics, Inc., a small Maryland based corporation, in December 1999. In addition to providing a structure for efficient service to low volume customers, most of LZR's products are agency approved for medical applications. The Company believes that its greater sales channels and larger customer base provide an advantage to enhance current levels of revenue attained by LZR. Service to customers continues as a strong strategic focus of the Company. To this end, the Company's engineering activities are directed to various customer product applications, in addition to cable modems and portable medical products, that are anticipated to generate revenue in fiscal 1999 and later years. These applications include, among others, uninterruptible power supplies, power supplies for asymmetric digital subscriber line modems (a competing technology to cable modem); hubs, routers and switches for the networking market. Like the cable modem market, these programs are anticipated to generate sales for fiscal 1999 mainly in the latter quarters of the fiscal year. All of these factors lead to management's belief that sales for the remaining periods of fiscal 1999 will improve compared to sales attained in the earlier periods.

Order Backlog: The Company's order backlog at November 29, 1998 totaled $14.1 million, which equals amounts when the quarter began, as compared to $13.6 million at November 30, 1997. The order backlog at November 29, 1998, represented sales for approximately fourteen weeks and reflected the posture of many OEMs to limit their contractual commitments to the best lead-times of their customers. Because of the Company's shortening lead-times, order backlog as an indicator of future shipments and material requirements has also changed. These changes require the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products. The Company believes that it is effectively responding to the needs of customers for delivery of competitive services at required lead times.

Gross Profit: Gross profit increased to $3,051,000 or 27.6% of net sales for the second quarter of fiscal 1999 from $2,868,000, or 26.2% of net sales, for the second quarter of fiscal 1998.
For the six months, gross profits totaled $6,113,000, or 27.3% of net sales, in fiscal 1999 and $5,077,000, which represented 24.9% of net sales for fiscal 1998. The improvements are due principally to the greater proportions in the sales mix of battery chargers, as well as linear and switching power supplies which have higher margins as compared to transformer products. Revenue from shipments of transformers, traditionally a lower margin product, decreased as a percentage of sales, during the six months, compared to the six months of fiscal 1998.

Operating Expenses: Operating expenses were $2,513,000, or 22.8% of net sales in the second quarter of fiscal 1999, as compared to $2,134,000 equaling 19.5% of net sales for the second quarter of fiscal 1998. For the six months, operating expenses amounted to $4,940,000, or 22.1% of net sales, in fiscal 1999 and $4,221,000 which equaled 20.7% of net sales in fiscal 1998. Compared to fiscal 1998, operating expenses grew by $379,000 and $719,000 in the second quarter and six months, respectively, of fiscal 1999. Increased expenditures for the six months were incurred principally for sales commissions paid to sales representatives on the larger sales in fiscal 1999 and for the continuing support of strategic initiatives for the following purposes:

     1. Strengthening the Company's sales and marketing competitive position in the US and Asia.
2.   Enhancing Asian manufacturing supervision.
3. Providing and maintaining direct communication links between Ault US and Ault Korea.
4. Installation and maintenance programs for upgrading the quality of management information services.
5. Certification of products for sale in broader foreign markets and to afford a more expedient response to customer requirements.
6. Upgrading logistic supports to provide the material forecasting technique necessary to support changing product delivery lead-times required by customers and to support US
Customs requirements necessitated by increased foreign business activities.

The greater portions of these expenditures are anticipated to assist in the generation and support of future business and are expected to be incurred in future periods. The Company's objective, however, is to reduce the proportion operating expenses bear to net sales as sales continue to increase, providing that such actions did not jeopardize the generation of future business.

Operating Income: Operating income for the second quarter totaled $538,000 for fiscal 1999 and $734,000 for fiscal 1998 equaling, respectively, 4.9% and 6.7% of net sales. The lower proportion of operating income to sales for fiscal 1999 is due principally to the operating expenses as stated previously. For the six months, operating expenses totaled $1,173,000 or 5.2% of sales in fiscal 1999 and $856,000, which amounted to 4.2% of sales in fiscal 1998. The higher proportion of operating income to sales for the six months of fiscal 1999 is principally due to the greater sales for that period.

Non-Operating Income: Other income of $254,000 for fiscal 1999 and $135,000 for fiscal 1998 represented principally interest income, currency exchange rate gains on foreign contracts by the Korean subsidiary and income derived from rented portions of the Korean manufacturing facility. The Company incurred interest expenses of $53,000 in fiscal 1999 and $92,000 in fiscal 1998 which were paid principally on bank credit facilities including long-term borrowings.

Income Tax: For the second quarter, the Company had pre-tax income of $656,000 in fiscal 1999 and $753,000 in fiscal 1998 on which US and Korean income tax of $193,000 at net rate of 29.4% and $244,000 at net rate of 32.4%, respectively, were incurred. The lower rate for fiscal 1999 was due principally to profits of the Company's China subsidiary on which no income taxes were incurred because of losses incurred during its first quarter and the availability of net operating loss carryforwards. Income taxes for the six months were $436,000, which equaled 31.7% of pretax income of $1,374,000 in fiscal 1999 and $303,000 which amounted to 33.7% of pretax income of $899,000 in fiscal 1998.

Net Income: The Company reported net income of $463,000 for the second quarter of fiscal 1999 and $509,000 for the second quarter of fiscal 1998. Net income for the six months totaled $936,000 in fiscal 1999 and $596,000 in fiscal 1998, equaling respectively, 4.2% and 2.9% of net sales.

Diluted per share earnings were $0.11 on outstanding, weighted, average shares of 4,401,703 for the second quarter of fiscal 1999 and $0.12 for the second quarter of fiscal 1998 computed on outstanding, weighted, average shares of 4,308,501. Per share earnings for the six months were $0.23 for fiscal 1999 and $0.14 for fiscal 1998 based on outstanding, weighted, average shares of 4,329,090 and 4,298,961, respectively for each period.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's working capital position at November 29, 1998 and November 30, 1997:

                                   November 29, November 30,
                                     1998           1997
                                             (000)

  Working capital                   $16,184        $15,384
      Cash                            6,368          3,695
      Trading securities at market      847            848

      Unutilized bank credit          4,100          2,556
  facilities
      Cash provided by operations       611            537
  for the six months

Current Working Capital Position

At November 29, 1998, the Company had current assets of $23,095,000 and current liabilities of $6,911,000, which amounted to working capital of $16,184,000 and current ratio of 3.34 to
1.00. This represents an improvement in its working capital which was $15,384,000 at November 30, 1997, although its current ratio declined slightly from the 3.39 to 1.00 at that time. In addition to cash and trading securities, the Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.

Cash and Investments: At November 29, 1998, the Company had cash and trading securities totaling $7,215,000, up from $4,543,000 at November 30, 1997, principally because of amounts provided from net profit and successful cash management techniques during the second half of fiscal 1998. Purchase of LZR Electronics, Inc. in December, 1998, as earlier discussed, will use current cash of approximately $2,630,000 which includes cash payments to Seller and payments for professional services relating to due diligence matters (See SUBSEQUENT EVENTS on Page 17).

Credit Facilities

The Company maintains two credit facilities; its primary credit facility with US Bank and a smaller facility with Korea Exchange
Bank that supports the South Korean subsidiary.

The credit arrangement with US Bank, on which negotiations were completed on November 27, 1998, (see Exhibit 10) includes:
     (a) A revolving credit facility of $4.0 million at prime rate of interest, secured by trade receivables and expiring on October 1, 1999. It represents an increase of $2.0 million from the credit facility that expired on October 1, 1998. At the end of the quarter, there were no outstanding borrowings against it.
(b)  One or more term loans, each up to an amount of  $400,000.
At November 29, 1998, borrowings amounting to $426,000 were outstanding on two term loans. See Note 8, under NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

The South Korean credit facility is approximately $1.5 million of which borrowings at November 29, 1998, amounted to $400,000.

Cash Flows for Fiscal 1999

Operations: Operations contributed net cash of $611,000 during the six months from activities that provided $3,050,000 and activities that used $2,439,000 of cash. The activities that provided cash were the following:

     (a) Net profits, adjusted for non-cash items provided net cash of $1,351,000 of which net profits totaled $938,000. Principal items among the adjustments were depreciation and amortization which contributed $335,000 of cash. Further contribution to working capital from net profits is anticipated during the remaining six months.
(b) Increases in accounts payable and accrued expenses provided $1,699,000 of cash from growth in liabilities associated with purchases of material to support customer orders and their emergency stocking requirements. Further contribution to cash from increased liabilities for these purposes is anticipated over the remaining six months.

The activities that used $2,439.000 of cash were the following:

     (a) Increase in trade receivable balances used $1,361,000 of cash principally because of outstanding amounts on the higher levels of revenue for the six months of fiscal 1999, compared to fiscal 1998. Additional use of cash from increases in trade receivables is anticipated for the remaining six months.
(b) Increases in inventories used $905,000 of cash. The increase is due mainly to requirements of customers for additional stockings of finished products to support their emergency needs. No significant changes are anticipated over the remaining six months for this purpose. However, inventories obtained from the purchase of LZR Electronics, Inc. will use approximately $1,900,000 of cash.
(c) Income tax payments used $173,000 of cash which were unpaid amounts from fiscal 1998.

Investing Activities: Investing activities used net cash of $941,000 of which $475,000 was for the purchase of manufacturing and tooling equipment and $445,000 for the purchase of land to relocate the Korean manufacturing facility soon to be purchased by the Korean Government for public improvement purposes. Purchase of additional amounts of manufacturing and tooling equipment, including those of LZR are anticipated to use approximately $700,000 of cash over the remaining six months.

Financing Activities: Financing activities provided net cash of $536,000 the major portions of which related to mortgage on the Korean real estate, previously discussed.

Effect of Foreign Currency Exchange Rate Fluctuations. The economic crisis in South Korea, which in fiscal 1998 resulted in a dramatic devaluation of the Won, the country's currency, has improved, although, compared to its value during the past several years, remains weak in relation to the value of the US dollar. The effect of translating the Korean financial statements, which were prepared in Won, to US dollars, resulted in a net asset value increase of $227,000 during the six months, which is related principally to long-term inter-company receivables. See
Note 13, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


Summary:

The Company's cash and working capital positions are sound and, together with its credit facilities, are adequate for the support of normal growth in revenue and profit beyond the current fiscal year. Current cash position is also sound and enough to support the acquisition of LZR Electronics, Inc and operations of the Company for the remaining six months without any significant utilization of the credit facilities.

Impact of Recent Accounting Standard Changes:

Statement No. 130: The FASB has issued Statement No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. Statement No. 130 requires that items, such as unrealized gains and losses on certain investments in debt and equity securities and certain foreign currency items be treated as components of other comprehensive income in the statements of income and in the stockholder's equity segments of financial statements. As required, the Company has adopted Statement No. 130 as of August 30, 1998. See CONSOLIDATED STATEMENT OF INCOME and CONSOLIDATED BALANCE SHEETS, Stockholders' Equity.

Statement No. 131: FASB has issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. Statement No. 131 requires disclosure of certain information for each organizationally structured and performance assessed business segment of an enterprise, including, among other disclosures, profit and loss information, segment assets and information on major customers. The following information relates to adoption of Statement No. 131 by the Company for its fiscal year 1999:

Information About Products and Services

The Company's business operations are comprised of principally one activity - the design, manufacture and sale of equipment for converting electric power to a level used by OEMs principally in computer peripherals, data communications/telecommunications and medical markets to charge batteries, and /or power equipment. The Company supports these power requirements by offering to the OEM, products that have various technical features. These products are managed as one product segment under the Company's internal organizational structure and the Company does not consider any financial distinctive measures, including net profitability and segmentation of assets to be meaningful to performance assessment.

Information About Revenue by Geography

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

                                    SIX MONTHS ENDING
                                      NOV.      NOV.
                                       29,      30,
                                      1998      1997
                                     ($000)    ($000)

          US                         $17,388  $15,283
          Canada                       1,044      652
          France                          10    1,977
          Ireland                      1,535    1,182
          All Other Foreign            2,406    1,283
          Countries

                    Total            $22,383  $20,377

The Company considers a country to be the geographic source of revenue if it had contractual obligations to the Company, including obligation to pay for trade receivable invoices.

Information About Major Customers

The Company sells its products to over 200 customers, and it is its objective to maintain a diversified customer base and to avoid, where practicable, dependence for revenue on a single customer. For the fiscal 1999 and fiscal 1998 periods ending November 29, 1998 and November 30, 1997, respectively, revenues from customers that comprised
10.0% or more of total revenues were:

                      FISCAL    FISCAL     FISCAL    FISCAL
                       1999      1999       1998      1998
                     Revenue      %       Revenue      %
                      (000)                (000)

       Customer "A"   $2,833      12.7         509      2.5
       Customer "B"    1,783       8.0       2,649     13.0
       Customer "C"    1,535       6.9       1,118      5.4


Impact of Foreign Operations and Currency changes:

South Korea had a significant fall in the value of its currency during the third quarter of fiscal 1998, but recovered portions of the early loss by the end of the fiscal year and showed relative stability through the first half of fiscal 1999. Although products that were manufactured by the Korean subsidiary contributed a large portion of total sales, the devalued Won had no significant impact on the Company's consolidated sales for the quarter because a significant amount of the subsidiary's sales were made under inter-company contracts with the US operations. Sales by the subsidiary in its local market are not material in amounts in contrast to its inter-company sales. The Company's US operations have no significant exposure to currency risks because the predominant portions of its foreign contracts are made in US dollars.

MICROCHIP BASED DATE-REFERENCED SYSTEMS AND YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Computer equipment, software, devices and products with imbedded technology that are time-sensitive may recognize a two digit date field using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

State of Readiness

The Company anticipates that most of its microchip-based date referenced systems, including computer software and hardware will be Year 2000 compliant by the end of its fiscal year ending May 31, 1999. All the Company's business systems have been tested and verified as Year 2000 compliant. The Company's desktop software have been evaluated for compliance and implementation of necessary upgrades are also scheduled to occur at the end of its fiscal year 1999. The Company's hardware have been assessed for Year 2000 compliance and all necessary upgrades are scheduled to occur at the end of its fiscal year 1999. There are therefore no internal matters that are expected to affect the Company's ability to process systems date-referenced information when year 2000 arrives. The Company does not yet know of the extent to which the current preparedness of its external business associates and external infrastructure would affect its business transactions if they were tested today for year 2000 compliance. As of July 31, 1998, the Company's critical suppliers were mailed certification notices and risk assessment audits. The Company is still in the process of evaluating suppliers' responses to the risk assessments audits. The Company is communicating with external sources and its objective is to obtain their commitment, with reasonable verification, that they, along with the Company
will be Year 2000 compliant by May 31, 1999.   The Company began
exhibiting its progress, with continual updates, towards compliance on its website, www.aultinc.com, during the fourth quarter of its fiscal year 1998. Below is a table showing the Company's progress to date:

          Tasks                                 Status
Suppliers

Critical suppliers sent certification notice regarding Y2K
compliance.                                  06/01/98 Completed
Sent critical suppliers Y2K risk assessment  audit.    07/31/98
Completed
Evaluate risk assessment audit responses.    11/17/98 Completed
Selected site visits to supplier base to ensure Y2K  compliance.
11/30/98 Completed
Restructure supplier base to insure Y2K compliance.    03/01/99
Estimated
          Tasks                                 Status

Desktop Software

Plan audit of desktop software.              10/01/97 Completed
Audit company wide desktop software.         02/01/98 Completed
Evaluate noncompliance issues.
04/01/98 Completed
Recommend necessary software upgrades to insure Y2K compliance
07/01/98 Completed
Implement necessary software upgrades.
03/01/99 Estimated

Business Systems

Requested Y2K Compliance information from suppliers.
01/15/98 Completed
Received compliance information from suppliers.
02/23/98 Completed
Tested and verified as Y2K compliant.
04/24/98 Completed

Hardware

Plan audit of network hardware.
10/01/97 Completed
Audit company wide network hardware.
02/01/97 Completed
Evaluate noncompliance issues.
04/01/98 Completed
Recommend necessary hardware upgrades to insure Y2K  compliance
07/01/98 Completed
Implement necessary hardware upgrades.
01/28/99 Estimated

Global Test

Design simulation of customer order thru put.
01/31/99 Estimated
Simulation of customer order thru put.
02/15/99 Estimated
Quarterly Re-simulation.                               02/15/99
Estimated
Quarterly Re-simulation.                               06/15/99
Estimated
Quarterly Re-simulation.                               09/01/99
Estimated
Quarterly Re-simulation.                               12/01/99
Estimated

Costs to Address Year 2000 Issues

To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. The Company presently estimates the labor costs of its Year 2000 compliance efforts to be approximately $60,000. With respect to future costs, the Company estimates it will spend approximately $50,000 for remediation and validation of products and programs which the Company presently knows are not compliant and another $25,000 for future staff time for such remediation. In addition, the Company estimates that it may spend no more than another $10,000 on remediation and validation of products and programs which have not yet been assessed. The Company believes that these estimates are reasonable and within its fiscal 1999 budget. Capital expenditures among these costs will be capitalized in accordance with generally accepted accounting principles. All other costs are expensed as period costs as they are incurred. The Company does not consider that these period costs will be of any material impact on its operations. At this time, the Company does not possess the information necessary to estimate any potential financial impact of Year 2000 compliance issues relating to its business. Any significant business disruption could have a material adverse impact on the Company's financial condition and results of operations.

Risks of Year 2000 Issues

Because the Company is still in the discovery and evaluation phase of assessing its overall Year 2000 exposure, it cannot at this time state with certainty that the Year 2000 issues will not have a material adverse impact on its financial condition, results of operations and liquidity. Although the Company considers these events to be unlikely, the Company believes that the following situations are comprised of worse case issues that are most likely to result from any Year 2000 non-compliance:

1.   Customer Litigation.

Although the Company believes that its efforts will ensure no disruption in the business or operations of its customers, the possibility exists that some customers may experience problems that may motivate such customers to commence litigation against the Company for restitution and damages that may be related to such problems.

2.   Disruption of Supply Materials.

Several months ago, the Company began an ongoing process of surveying its suppliers with regard to their Year 2000 readiness and is now in the process of assessing and cataloging the first responses to the survey. The Company received adequate responses from critical vendors and many non-critical vendors. The Company presently expects to work with suppliers that need assistance or that provide inadequate responses, and in many cases expects that survey results will be improved significantly by such work.
Where survey results necessitate it, the Company will arrange for back-up vendors before the changeover date.

3.   Disruption of the Company's Internal Computer Systems.

The Company has identified the hardware and software upgrades believed to be necessary to insure the Year 2000 compliance of the Company's internal computer systems. These upgrades will be implemented at the end of fiscal 1999. Year 2000 testing will occur as the upgrade process proceeds and, in addition, will continue to occur prior to the changeover date. For these reasons, the Company considers that disruption of its internal computer systems is unlikely.

4.   Disruption of the Company's Non-Computer Systems.

The Company is currently conducting a comprehensive assessment of all non-computer systems, including utility, telecommunications, delivery and other services. The Company intends to work with any third party provider of such services to ensure that there will be no disruption in the Company's operations. However, if disruptions occur, the Company anticipates that they will be dealt with promptly.

Contingency Plans

While the Company recognizes the need for contingency planning, it has not yet developed any specific contingency plans for potential disruptions. The Company believes that details of such plans will depend on the Company's final assessment of the problem as well as the evaluation and success of its remediation efforts. Future disclosures will include contingency plans as they become available.

SUBSEQUENT EVENTS

On December 10, 1998, the Company filed Form 8-K with the Securities and Exchange Commission reporting the purchase of certain operating assets of LZR Electronics, Inc., a closely held firm located in Gaithersburg, MD. The purchase was finalized on December 1, 1998. The assets purchased included inventory, fixed assets, contracts and intellectual property rights and other operating assets. The aggregate purchase price paid amounted to $3,505,000, consisting of cash payment of $2,555,000, delivery of a one year, 8.0%, convertible promissory note for $500,000 and an assumption of $450,000 of certain liabilities. The convertible promissory note may be converted at the option of the holder into 78,865 shares of the Company's common stock. Cash paid in the transaction was derived from available Company cash. LZR designs, manufactures and markets a full line of power supplies. Revenues relating to its power supply business for its calendar year 1997 were approximately $6.4 million and the estimated revenues for its calendar year 1998 were $6.5 million.

LZR's domestic manufacturing will be moved to the Company's headquarters facility in Minneapolis. Engineering and product development will continue to be based in Maryland.
AULT INCORPORATED AND SUBSIDIARY

                   PART II   OTHER INFORMATION

ITEMS 1 - 3    OTHER INFORMATION:  Not Applicable

ITEM 4         RESULT OF VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on September 28, 1998. The shareholders voted to elect the directors named below to hold office until the next Annual Meeting of Shareholders or until their successors are elected and qualified. The shareholders present in person or by proxy voted their shares in connection with the election of directors as follows:

                                          Votes
            Directors          Votes      Withhe
                                For         ld
             James M         3,687,004     5,000
            Duddleston
           Frederick M.      3,688,004     4,000
              Green
            Delbert W.       3,687,996     4,008
             Johnson
        John G. Kassakian    3,691,996         8

         Edward C. Lund      3,686,866     5,138

         Eric G. Mitchell    3,692,004         0

         Mathew A. Sutton    3,686,956     5,048


No other matters were voted upon by shareholders.

ITEM 5         OTHER INFORMATION
Mr. Eric G. Mitchell resigned from the Board of Directors effective November 24, 1998, to devote greater attention to family and personal business matters. He had served the Board since 1992. The Board of Directors and Executive Management on their own behalf and the behalf of shareholders express gratitude to Mr. Mitchell for his many years of dedicated service to the Company and wish him well in his new direction.

Mr. David J. Larkin was appointed to the Board of Directors at its meeting on November 24, 1998, to fill the position vacated by Mr. Mitchell. A past Chairman, President and Chief Executive Officer of Honeywell Limited, Toronto, Canada, Mr. Larkin is presently Chief Operating Officer and Executive Vice President of Jostens, a Minneapolis based provider of achievement and affiliation products. Mr. Larkin brings to the Board his expertise in general business management.

ITEM 6         EXHIBITS AND REPORT ON FORM 8-K

(a)  Exhibits
   Reference Title of Document         Location

             Part 1 Exhibits

   10        Third amendment to
             Letter Loan Agreement
             dated November 27, 1998   Filed herewith at
                                       page 19

   11        Computation of Per Share  Filed herewith at
             Earnings                  page 23

   27        Financial Data Schedule   Filed Electronically


(b)  Report on Form-8K

There were no reports on Form-8K filed for the quarter ended
November 29, 1998.











SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AULT INCORPORATED
(REGISTRANT)



DATED:    1/13/99        /s/ Frederick M. Green
                         Frederick M. Green, President
                         Chief Executive Officer and
                         Chairman