Form 10-Q
period 1999-02-28
AULT INC
filed 1999-04-15
CIK 723639

Page 23




                              FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


        [ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 28, 1999

                   Commission file number 0-12611

                          AULT INCORPORATED

                 MINNESOTA                          41-0842932
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identifiction No,)

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


                       YES     X           NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                       Outstanding at
          Class of Common Stock              February 28, 1999
                   No par value                4,254,978  shares






                             Total pages 25
                       Exhibits Index on Page 20



                                                              Page 2
PART 1. FINANCIAL INFORMATION

                    ITEM 1 - FINANCIAL STATEMENTS

                   AULT INCORPORATED & SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
              (in Thousands, Except  Amounts Per Share)

                                (Unaudited)
                            Third Quarter Ended Nine Months Ended
                          Feb. 28, March 1,   Feb. 28,  March 1,
                            1999    1998       1999      1998

Net Sales                 $13,965    $10,294   $36,348    $30,671

Cost of Goods Sold         10,159      7,621    26,429     22,921

Gross Profits               3,806      2,673     9,919      7,750
Gross Profits Percentage     27.3       26.0      27.3       25.3

Operating Expenses:
Marketing                   1,100        952     3,181      2,769
Design Engineering            549        478     1,545      1,309
General and Administrative
(Note 2)                    1,269        861     3,132      2,434

                            2,918      2,291     7,858      6,512

Operating Income              888        382     2,061      1,238

Other Income (Expense):
Other                         104          7       358        142
Interest Expense              (50)       (27)     (103)     (119)

Income Before Income Taxes    942        362     2,316      1,261
Income Taxes (Note 3)         336         79       772        382

Net Income                   $606       $283    $1,544       $879

Earnings Per Common and
Equivalent Shares
Outstanding (Note 4):
Basic                       $0.14      $0.07     $0.37      $0.21
Diluted                     $0.14      $0.07     $0.36      $0.21

Common and Equivalent
Shares Outstanding:
Basic                    4,208,951  4,150,933 4,166,524 4,128,252
Diluted                  4,454,681  4,265,129 4,329,388 4,277,376

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              Page 3

PART 1. FINANCIAL INFORMATION
                    ITEM 1 - FINANCIAL STATEMENTS

                   AULT INCORPORATED & SUBSIDIARY
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              (in Thousands, Except  Amounts Per Share)

                               (Unaudited)
                            Third Quarter Ended Nine Months Ended
                            Feb. 28    March 1, Feb. 28  March 1,
                            1999       1998     1999     1998

Net Income                   $606      $283    $1,544      $879

Other Comprehensive Income
Net of Tax:
Foreign Currency Translation
Adjustments (Note 13)         143      (829)      249 (1,263.00)


Comprehensive Income         $749     ($546)   $1,793     ($384)


See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              Page 4

                   AULT INCORPORATED & SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                           (in Thousands)

                                              (Unaudited)
                                           February 28, May 31,
                                              1999      1998

Assets:
Current Assets
Cash & Cash Equivalents (Note 5)               $3,234    $5,935
Investment in Trading Securities                  847       866
Trade Receivables, Less Allowance
for Doubtful Accounts of $48,000
at February 28, 1999, and $31,000
May 31, 1998                                   10,034     6,255

Inventories:
Finished Goods                                  4,976     3,744
Work in Process                                   498       278
Raw Material                                    3,623     2,594

Total Inventories                               9,097     6,616

Prepaid and Other Expenses (Note 6)               894       618
Deferred Taxes                                     74        74

Total Current Assets                           24,180    20,364

Other Assets:
Other Receivables, Less Allowance of
$65,000 at May 31, 1998, (Note 7)                           199
Intangibles, Net of Amortization (Note 8)       1,593       142
Deferred Taxes                                    199       192
Other                                             213        41
                                                2,005       574
Property, Equipment and Leasehold
Improvements at Cost:
Land                                            1,368       876
Building                                          814       813
Machinery and Equipment                         6,569     5,969
Office Furniture                                  951       734
E.D.P. Equipment                                1,520     1,493
Leasehold Improvements                            975       978
                                               12,197    10,863
Less Accumulated Depreciation                   6,865     6,384

Net Equipment and Leasehold
Improvements                                    5,332     4,479

Total Assets                                  $31,517   $25,417

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              Page 5
                   AULT INCORPORATED & SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                           (in Thousands)

                                    (Unaudited)
                                      February 28,     May 31,
                                           1999         1998


Liabilities and Stockholders' Equity
Current Liabilities:
Note Payable to Bank and Other             $1,279       $236
Current Maturities of Long-Term
Debt (Note 9 )                                444        213
Account Payable                             4,984      3,427
Accrued Expenses:
Compensation (Note 10)                        436        392
Other (Note 11)                               827        594
Income Taxes Payable                          214        198

Total Current Liabilities                   8,184      5,060

Long-Term Debt,
Less Current Maturities
Included Above (Note 9)                     1,023        414

Deferred Rent Expense                          28         70

Retirement and Severance
Benefits (Note 12)                            338        245

Stockholders' Equity:
Preferred Stock, No Par Value, Authorized,
1,000,000 Shares; None Issued.
Common Shares, No Par Value, Authorized
10,000,000 Shares; Shares Outstanding:
February 28, 1999; 4,254,978 and
May 31, 1998; 4,172,258 Shares             18,882     18,359
Less Notes Receivable From
Sale of Common Stock                         (204)      (204)

Retained Earnings                           3,915      2,371
Accumulated Other Comprehensive
Income (Note 13)                             (649)      (898)

                                           21,944     19,628

Total Liabil. and Stockholders' Equity    $31,517    $25,417

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              Page 6
                   AULT INCORPORATED & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in Thousands)

                                                  (Unaudited)
                                                Nine Months Ended
                                          February 28,  March 1,
                                                 1999      1998


Cash Flows From Operating Activities
Net Income:                                    $1,544      $879
Adjustments to Reconcile Net Income
to Net Cash
Provided by (Used in)
Operating Activities:
Depreciation                                      481       382
Amortization                                       35        27
Provision for Doubtful Accounts                    17        35
Provision for Inventory Adjustments                50        45
Deferred Taxes                                     (7)       90
Deferred Rent Expenses                            (42)      (39)
Decrease in Market Value of Securities             19         1
Changes in Assets and Liabilities:
(Increase) Decrease In:
Trade Receivables                              (3,796)     1,775
Inventories                                    (2,531)      410
Prepaid and Other Expenses                       (276)      (19)
(Decrease) Increase in:
Accounts Payable                                1,557      (451)
Accrued Expenses                                  370      (364)
Income Tax Payable                                 16      (124)

Net Cash Provided by (Used in)
Operating Activities                           (2,563)    2,647

Cash Flows From Investing Activities:
Purchase of Equipment and
Leasehold Improvements                         (1,334)   (1,107)
Decrease (Increase) in Other Assets            (1,459)       82

Net Cash Used in Investment
Activities                                     (2,793)   (1,025)

Cash Flows From Financing Activities:
Net Borrowings(Payments) on Revolving
Credit Agreements                               1,008      (361)
Net Proceed From Issuance of Convertible
Note after conversion of $466,000                  34
Proceeds from Long-Term Borrowings                998       300
Proceeds from Issuance of Common Stock            523       249
Principal Payments on Long-Term Borrowings
Including Capital Leases                         (157)     (299)

Net Cash Provided by (Used in)
Financing Activities                            2,406      (111)

Effect of Foreign Currency Exchange
Rate Changes on Cash                              249    (1,101)

Cash and Cash Equivalents:
Increase (decrease)                            (2,701)      410
Beginning                                       5,935     3,677
Ending                                         $3,234    $4,087

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED FEBRUARY 28, 1999


Note 1, Principles of Consolidation

The Company's consolidated financial statements include the accounts of Ault Incorporated, and its wholly owned subsidiaries, Ault Korea and Ault Xianghe Co., Ltd. All significant intercompany transactions have been eliminated. Foreign currencies representing the investments of the Company in its subsidiaries were translated into US dollars, in accordance with the provisions of FASB Statement No. 52. The effect from the translation is represented in Stockholders' Equity, Accumulated Other Comprehensive Income.

Note 2. General and Administrative

In December 1998, the Company acquired the power supply assets of LZR Electronics, Inc., located in Gaithersburg, MD. To integrate those assets into its operations, the Company paid bonuses to certain employees of LZR in order to induce the continuation of their services through May 31, 1999. Payments for these bonuses in the third quarter totaled approximately $120,000. Similar payments are anticipated in the fourth quarter of fiscal 1999.

Note 3, Income Taxes

The Company's tax provision includes taxes accrued on US and Korean income calculated at an average rate of 33.3% of consolidated pre-tax earnings for the nine months. The average calculated tax rate is lower than the normal rate because Ault Xianghe Co. Ltd. Incurred a loss for the period and Ault Korea Corporation utilized the availability of certain business credits to offset portions of its provisions for income taxes.

Note 4, Net Income Per Share

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

The Company also has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Company's stock option plan. Had compensation cost been determined for the nine months of fiscal 1998 and fiscal 1999 based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

                               Nine Months Ending
                                February 28, 1999 March 1, 1998

  Net Income, as reported             $1,544,000     $ 879,000
  Net Income (loss) pro forma          1,307,552       560,946
  Net Income, per share, as
      reported, basic                       0.37          0.21
  Net income, per share, as
      reported, diluted                     0.36          0.21
  Net Income, per share, basic,
      basic, pro forma                      0.30          0.13
  Net Income, per share, diluted,
      pro forma                             .029          0.09

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED FEBRUARY 28, 1999

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants included in fiscal 1999 and fiscal 1998 calculations:

                                Nine Months Ending
                              Feb. 28, 1999    March 1, 1998

 Expected dividend yield               -                -
 Expected stock price volatility      63.14%          67.68%
 Risk free interest rate           4.51-6.61%      5.47-6.61%
 Expected life of options             1-5              1-5

Note 5, Cash and Investments

For the purpose of reporting cash and cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Investment in trading securities is comprised of preferred stocks that pay dividends on which the Company receives a tax benefit.

Note 6, Prepaid and Other Expenses

Prepaid and other expenses are principally customs duty and value-added taxes, as well as certain deferred expenses that are related to and are absorbed against revenue during the fiscal year and receivables for cash advances made to foreign subcontractors of the Company. The customs duty and value added taxes are paid by Ault Korea Corporation to the Korean authority on products that are manufactured for exportation. These payments are refundable when the subsidiary submits to the Korean Government the appropriate claim and proof of exportation. Advances to sub-contractors are amortized against order deliveries.

Note 7, Other Receivables

Other receivables for fiscal 1998 represented amounts that were owed to the Company relating to trade receivable invoices from fiscal 1991. The customer had terminated its contract with the Company for reasons that were external and unrelated to the Company and refused to compensate the Company for its incurred costs. A suit by the Company resulted in collection of the amount in the first quarter of fiscal 1999.

Note 8. Intangibles

Intangibles are comprised of costs relating patent and goodwill. The patent cost amounts to $115,000, net of amortized amounts of $67,000. It represents the contract price of US Patent #5,303,137,1, which was acquired from a source external to and independent of the Company. The Company believes that products using the power conversion technology it represents will generate significant revenues into fiscal 2002. For amortization purposes, it was assigned a life of four years.

Goodwill amounts to $1,478,000, net of amortization of $25,000. It represents the excess of cost over book value of the assets acquired by the Company in December, 1998, from LZR Electronics, Inc. located in Gaithersburg MD, and is being amortized using the straight-line method over fifteen years.

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED FEBRUARY 28, 1999

Note 9, Long-Term Debt

Long-term debt, including current maturities contains the following:

                                      February 28,   May 31,
                                                   1999       1998
                                                        (000)

* US Bank
   8.1% term loan due in monthly installments
   of $7,340, including interest to February
   2001, secured by equipment                        $162      $216

* Suwon City, Korea
   6.5% note payable, due in quarterly installments
   of approximately $28,019 including  interest
   Through April 2000 secured by equipment            102       144

* US Bank
   7.9% term loan due in monthly installments
   of $7,320, including interest to November
   2001, secured by equipment                         216       267

* Korea Government Agency
   9.0% term loan due in 8 quarterly installments
   of  approximately $45,000 including interest,
   Beginning in February 2000 through
   November, 2001                                     323

* US Bank
   6.8% term loan due in monthly installments
   of $9,538, including interest to November
   2002, secured by equipment                         389

* Kamco, Korea Corporation
   13.1% mortgage note first installment payment
   principal and interest of approximately $31,000
   due in May, 2000, and three payments each
   of approximately $92,000 every six months
   thereafter through November 2001                   275

            Total                                  $1,467      $627
Less Current Maturities                               444       213
            Total                                  $1,023      $414



Note 10, Compensation

Compensation consists principally of amounts accrued for payment of employees' salaries, vacation and sick pay.
AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED FEBRUARY 28, 1999



Note 11, Accrued Expenses, Other

Accrued expenses, other, are mainly undue amounts for sales representatives' commissions, fees to product certifying agencies and provisions for future payment of current warranty commitments.

Note 12, Retirement & Severance Benefits

Retirement & Severance Benefits are a provision by Ault Korea Corporation, in accordance with requirements of the Korea Government, for the compensation of each current employee when his/her employment with the subsidiary terminates. The National Pension Scheme of Korea, does not require the Company to fund this obligation, but requires the transfer of certain portions of the liability to the Korean National Pension Fund. The liabilities recorded by the Company are net of these transfers. To derive a tax benefit from these deferred payments, the Company also has the option to fund these future payments under a defined benefit plan through an insurance company.

Note 13, Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of foreign currency translation adjustments resulting from translation of the financial statements of Ault Korea Corporation from its functional currency, Korean Won, to US dollars. Adjustments that were recorded during the nine months of each fiscal year are as follows:

                                                February 28,      March 1,
                                                     1999         1998
                                                           (000)

    Beginning cumulative exchange gain (loss)            $(898)     $31
    Gain (loss) for the period from:
          a.  Long-term inter-company receivables          319    (1,71)

          b. Other                                         (70)     (30)

                   Total                                 $(649) $(1,070)



The amounts attributed to long-term inter-company receivables for the nine months ending February 28, 1999, reflect changes in the Won rate from 1,400.0 Wons to $1.00 at June 1, 1998, to 1,224.0 Wons to $1.00 at February 28, 1999. Amounts attributed to long-term inter-company receivables for the nine months ending March 1, 1998, reflect changes in the Won rate from 892.3 Wons to $1.00 at June 1, 1997, to 1,653.5 Wons to $1.00 at March 1, 1998. Amounts were computed on outstanding receivables of $2,312,000 at February 28, 1999, and $2,327,000 at March 1, 1998.



ITEM 2  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS ANDRESULTS OF OPERATIONS


From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by OEMs in the telecommunications, data communications, computer peripherals and the medical markets; buying patterns of the Company's existing and prospective customers; the impact of new products introduced by competitors; delays in new product introductions; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components and other risks affecting the Company's target markets generally.

RESULTS OF OPERATIONS

Net Sales: Net sales increased by 35.7% to $13,965,000 for the third quarter of fiscal 1999 from $10,294,000 for the third quarter of fiscal 1998. For the nine months of fiscal 1999, sales totaled $36,348,000 up by 18.5% from sales of $30,671,000 for the nine months fiscal 1998. The improvements in sales, principally during the third quarter, resulted from continuing strong demand for external power conversion products for applications in the telecommunications/data communications, computer and medical markets served by the Company. Significant among the applications are cable and analog modems, wireless telephones, scanners, electronic testing instruments and portable medical products. Cable modems, fastest growing among these applications, are designed to process data transmitted over cable lines that also transmit television signals. The Company believes that earlier infrastructure problems relating to installation of transmission stations and wired systems that hindered growth in demand for cable modems are being resolved and that demand for cable modems, will continue to grow at a rate that is faster than the rates of other applications. Dataquest, a nationally known marketing research organization forecast cable modem shipments growing from 500,000 units in 1998 to 2.4 million units by 2002. The Company believes that, because of its alliance with several major manufacturers of cable modems, it is well positioned to benefit from growth in demand for these products.
Many of these applications are designed to function with the Company's switching power supplies, one of the highest margin products of the Company and, as reported by Micro-Tech Consultants, the fastest growing segment of the external power conversion products market. Orders and sales for portable medical product applications also grew during the nine months. These products utilize the Company's switching power supplies and battery chargers and are traditionally the Company's highest margin application although they command only approximately 15.0% of the Company's total sales. To strengthen its position in this market, in December 1998, the Company acquired the power supply division of LZR Electronics, Inc., a small, closely held corporation located in Gaithersburg, MD. LZR designs, manufactures and markets a full line of power supplies from which it had revenues of $6.4 million in its calendar year 1997 and estimated revenues of $6.5 million for its calendar year 1998. In addition to complementing the Company's sales for many high volume applications, most of LZR's products are agency approved for medical product applications. The Company believes that its greater sales channels and larger customer base provide an advantage to enhance current levels of revenue attained by LZR. LZR's domestic manufacturing is being moved to the Company's headquarters facility in Minneapolis and a substantial portion of its foreign sub-contract manufacturing will be moved to the Company's Asian subsidiaries. Engineering, product development and sales activities will continue to be based in Maryland.

Service to customers continues as a strong strategic focus of the Company. To this end, the Company's engineering activities are directed to various customer product applications, in addition to cable modems and portable medical products, that are anticipated to generate revenue in fiscal 1999 and later years. These applications include uninterruptible power supplies, power supplies for asymmetric digital subscriber line modems (a competing technology to cable modems); hubs, routers and switchers for the networking market. All of these factors are the basis for the Company's belief that the improvements so far realized in its fiscal 1999 sales will continue through the fourth quarter of fiscal 1999 and into its fiscal year 2000.

Order Backlog: The Company's order backlog at February 28, 1999 totaled $15.4 million, which equals amounts that were available when the quarter began, and as compared to $14.1 million at March 1, 1998. The order backlog at February 28, 1999 represented sales for approximately thirteen weeks and reflected the posture of many OEMs to limit their contractual commitments to the best lead-times of their customers. Because of the Company's shortening lead-times, order backlog as an indicator of future shipments and raw material requirements has also changed. These changes require the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products. The Company believes that shorter customer lead-times will not detract from its ability to deliver competitive customer services.

Gross Profit: Gross profit increased to $3,806,000 or 27.3% of net sales for the third quarter of fiscal 1999, from $2,673,000 or 26.0% of net sales for the third quarter of fiscal 1998. For the nine months, gross profits totaled $9,919,000 or 27.3% of net sales in fiscal 1999 and $7,750,000 which represented 25.3% of net sales for fiscal 1998. The improvements are due principally to proportionately greater sales of battery chargers, as well as linear and switching power supplies, which have higher margins as compared to transformer products. Revenue from shipments of transformers, traditionally a lower margin product, decreased during the nine months compared to the nine months of fiscal 1998.

Operating Expenses: Operating expenses were $2,918,000 or 22.8% of net sales in the third quarter of fiscal 1999, as compared to $2,291,000 equaling 22.3% of net sales for the second quarter of fiscal 1998. For the nine months, operating expenses amounted to $7,858,000 or 21.6% of net sales in fiscal 1999 and $6,512,000, which equaled 21.2% of net sales in fiscal 1998. Compared to fiscal 1998, operating expenses grew by $627,000 and $1,346,000 in the third quarter and nine months, respectively, of fiscal 1999. The increased expenditures were incurred principally in relation to
(1) sales commissions paid to sales representatives on the larger sales in fiscal 1999, (2) assuring successful integration of LZR into the Company, (see Note 2 to CONSOLIDATED FINANCIAL STATEMENTS); and (3) continuing support of strategic initiatives to achieve the following purposes:

   1. Strengthening the Company's sales and marketing activities in the US and Asia.
   2.   Enhancing Asian manufacturing supervision.
3. Providing and maintaining direct communication links between Ault US and Ault Korea.
   4. Installation and maintenance of programs for upgrading the quality of management information services.
   5. Certification of products for sale in broader foreign markets and to facilitate a more prompt response to customer requirements.
   6. Upgrading systems to improve materials forecasting technique necessary to meet product delivery lead-times of customers and to support US Customs matters necessitated by increased foreign business activities.

It is anticipated that expenditures relating to most of these matters will be incurred in future periods and that they will contribute to the generation and support of future business. It is, however, the Company's objective to reduce the proportion operating expenses bear to future net sales where such action did not jeopardize generation of future business.

Operating Income: Operating income for the third quarter totaled $888,000 for fiscal 1999 and $382,000 for fiscal 1998 equaling, respectively, 6.4% and 3.7% of net sales. For the nine months, operating income totaled $2,061,000 or 5.7% of sales in fiscal 1999 and $1,238,000, which amounted to 4.0% of sales in fiscal 1998. The improvements in operating income for fiscal 1999 are due principally to the greater sales and better gross margin on the mix of products, as previously discussed.

Non-Operating Income: Other income of $358,000 for fiscal 1999 and $142,000 for fiscal 1998 represented principally interest income, currency exchange rate gains on foreign contracts by the Korean subsidiary and income derived from rented portions of the Korean manufacturing facility. The Company incurred interest expenses of $103,000 in fiscal 1999 and $119,000 in fiscal 1998, which were paid principally on bank credit facilities and long-term borrowings.

Income Tax: Income taxes for the nine months of fiscal 1999 were $772,000, which equaled 33.3% of pretax income of $2,316,000. For the nine months of fiscal 1998, income taxes were $382,000, which amounted to 30.3% of pretax income of $1,261,000. The tax rates for both periods are below the normal rates because of the utilization of business credits and of net operating loss carry forwards by the foreign operations to offset portions of their accrued taxes.

Net Income: The Company reported net income of $606,000 for the third quarter of fiscal 1999, compared to $283,000 for the third quarter of fiscal 1998. Net income for the nine months totaled
$1,544,000 in fiscal 1999 and $879,000 in fiscal 1998.

Per Share Earnings: Diluted per share earnings were $0.14 on outstanding, weighted, average shares of 4,454,681 for the third quarter of fiscal 1999 and $0.07 for the third quarter of fiscal 1998 computed on outstanding, weighted, average shares of 4,265,129. Per share earnings for the nine months were $0.36 for fiscal 1999 and $0.21 for fiscal 1998 based on outstanding, weighted, average shares of 4,329,388 and 4,277,376, respectively for each period.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's working capital position at February 28, 1999 and at March 1, 1998:

                                  February 28,        March 1,
                                       1999              1998
                                                (000)

  Working capital                     $15,996          14,577
    Cash                                3,234           4,087
    Trading securities at market          847             847
    Current Asset                      24,180          19,629
    Current Liabilities                 8,184           5,052
    Current Ratio                        2.95            3.89

    Unutilized bank credit facilities   4,221           3,105
    Cash provided (used) by operations (2,563)          2,647

Current Working Capital Position

At February 28, 1999, the Company had current assets of $24,180,000 and current liabilities of $8,184,000, which amounted to working capital of $15,996,000 and represented the availability of resources that are approximately three times its current liabilities. In addition to cash and trading securities, the Company emphasizes reliance, firstly, on cash flows from operations and, secondly, on its credit facilities as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.

Cash and Investments: At February 28, 1999, the Company had cash and trading securities totaling $4,081,000, down from $4,934,000 at March 1, 1998 principally because of cash payments made in acquiring the power supply assets of LZR Electronics, Inc. Cost of the acquisition to the Company amounted to $4,045,000, which included price paid to the seller and the recognition of goodwill amounting to $1,490,000, which included professional fees incurred by the Company. The assets purchased had a total value of $2,105,000, and included inventories valued at $1,863,000, manufacturing equipment and tooling valued at $193,000, contracts, including sales contracts, intellectual property rights and other operating assets valued at $49,000. The aggregate payments to LZR amounted to $3,505,000, which consisted of cash payments of $2,555,000, delivery of a one year, 8.0% convertible promissory note for $500,000 and an assumption by the Company of $450,000 of certain liabilities. The note is convertible at the option of the holder into 78,865 shares of the Company's common stock. Cash paid in the transaction was derived from available Company cash.


Credit Facilities

The Company maintains two credit facilities; its primary credit facility with US Bank and a smaller facility with Korea Exchange
Bank that supports the South Korean subsidiary.

The credit arrangement with US Bank includes:
   (a) A revolving credit facility of $4.0 million at prime rate of interest, secured by trade receivables and expiring on October 1, 1999. The Company has completed negotiations that are expected to reduce the borrowing rate to .5% below the prime rate. At February 28, 1999, borrowings against it amounted to $650,000.
   (b) One or more term loans, each up to an amount of $400,000. At February 28, 1999, borrowings amounting to $767,000 were outstanding on three term loans. See Note 9, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The South Korean credit facility is approximately $1.5 million of which borrowings at February 28, 1999 totaled $595,000.

Cash Flows for Fiscal 1999

Operations:  Although the Company had net profits that totaled
$2,097,000, after adjustments, operations used $2,563,000 of cash during the nine months due principally to the following activities:
    (a) Increases in trade receivables, mainly due to the increased net sales in the third quarter of fiscal 1999 used $3,796,000 of cash. Further use of cash from increased net sales is anticipated for the fourth quarter and in fiscal 2000.
    (b) Increases in inventories used $2,531,000 of cash, including approximately $1,900,000 was obtained in the asset purchase transaction with LZR Electronics, Inc. The remaining increases are due principally to requirements of customers that the Company carries additional stockings of finished products to support their emergency needs. This is a normal business practice in the power supply market. No changes that are anticipated over the near term are expected to be of any significant impact on use of cash.
    (c) Increases in accounts payable and accrued expenses provided $1,927,000 of cash from liabilities associated with purchases of material to support customer orders and emergency stockings of finished products. Further contribution to cash from increased liabilities for these purposes is anticipated over the remaining fourth quarter and in fiscal year 2000.

Investing Activities: Investing activities used net cash of $2,793,000 relating principally to (1) manufacturing and tooling equipment obtained and goodwill, net of amortization, recognized from the LZR Electronics, Inc. transaction, (2) purchase of manufacturing and tooling equipment amounting to $696,000, normally required to support the Company, and (3) purchase of land in South Korea. Acquired at a cost of $445,000, the land is required to relocate the Korean manufacturing facility soon to be purchased by the Korean Government for public improvement purposes.

Financing Activities: Financing activities provided net cash of $2,406,000, which were comprised principally of the following transactions:
     1. Borrowings under the revolving credit facilities provided $1.008,000 of cash
2. Proceeds from long-term borrowings provided $998,000 of cash, which included a US Bank equipment term loan of $400,000, a Korea Government Agency working capital loan and a Kamco Korea Corporation mortgage loan, each respectively, totaling $323,000 and $275,000.
See Note 9. Under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.  The
Kamco Korea Corporation mortgage loan was acquired on the South
Korean property that is intended to be the site for the subsidiary's manufacturing facility when its current facility is acquired by the Korean Government, as discussed under Investing Activities.
     3. Proceeds from the issuance of common stock provided $523,000, of which $466,000 are in connection with conversion by LZR Electronics, Inc. of portions of the Company's promissory note that was issued as discussed under Cash and Investments.
     4. Principal payments on long-term borrowings used $157,000 of cash.

Effect of Foreign Currency Exchange Rate Fluctuations. The economic crisis in South Korea, which in fiscal 1998 resulted in a dramatic devaluation of the Won, the country's currency, has improved, although, compared to its value during the past several years, it
remains weak in relation to the value of the US dollar.   The effect
of translating the Korean financial statements, which were prepared in Won, to US dollars, resulted in a net asset value increase of $249,000 during the nine months, which related principally to long-term inter-company receivables. See Note 13, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


Summary:

Although no significant contributions to cash from operations are anticipated for the remaining period of fiscal 1999, the Company's cash and working capital positions are sound and, together with its credit facilities are adequate for the support of the Company's strategies into fiscal year 2000.

Impact of Recent Accounting Standard Changes:

Statement No. 130: The FASB has issued Statement No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. Statement No. 130 requires that items, such as unrealized gains and losses on certain investments in debt and equity securities and certain foreign currency items be treated as components of other comprehensive income in the statements of income and in the stockholder's equity segments of financial statements.
As required, the Company has adopted Statement No. 130 as of August 30, 1998. See CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME and CONSOLIDATED BALANCE SHEETS, Stockholders' Equity.

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

Information About Revenue by Geography

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

                                 NINE MONTHS ENDING
                                FEB. 28, 1999     MAR. 1, 1998
                                      ($000)          ($000)


          US                          $29,667        $21,490
          Canada                        1,310          1,442
          France                                       3,888
          Ireland                       2,474          1,095
          All Other Foreign Countries   2,897          2,756

          Total                       $36,348        $30,671

The Company considers a country to be the geographic source of revenue if it has all contractual obligations to the Company, including obligation to pay for trade receivable invoices.

Information About Major Customers

The Company sells its products to over 200 customers, and its objective is to maintain a diversified customer base and to avoid, where practicable, dependence for revenue on a single customer. For the fiscal 1999 and fiscal 1998 periods ending November 29, 1998 and November 30, 1997, respectively, revenues from customers that comprised 10.0% or more of total revenues were:

               FISCAL 1999FISCAL 1999FISCAL 1998FISCAL 1998
                        Revenue         %     Revenue        %
                          (000)                 (000)

       Customer "A"      $5,829      16.0        256       .8
       Customer "B"       2,527       7.0      2,965      9.7
       Customer "C"       2,474       6.8        973      3.2


Impact of Foreign Operations and Currency changes:

South Korea had a significant fall in the value of its currency during the third quarter of fiscal 1998, but recovered portions of the early loss by the end of the fiscal year and showed relative stability through the third quarter of fiscal 1999. Although products that were manufactured by the Korean subsidiary contributed a large portion of total sales, the devalued Won had no significant impact on the Company's consolidated sales for the nine months because the predominant portions of the subsidiary's sales were made under inter-company contracts with the US operations. Sales by the subsidiary in its local market are not material in amounts in contrast to its inter-company sales. The Company's US operations have no significant exposure to currency risks because the predominant portions of its foreign contracts are made in US dollars.

Microchip-Based Date-Referenced Systems and Year 2000 Compliance

The year 2000 issue is principally the result of computer programs that were written and component embedded logics that were designed using two digits instead of four digits to define the year date field. No recognition was given for the change in date identification after calendar 1999 that would require a distinction between year 1900 and years after 1999. The Company's computer equipment, software and hardware with embedded logic technologies that are time sensitive may recognize a two digit date field using "00" as the year 1900 instead of 2000. This could result in a system failure or miscalculations causing disruptions in business, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

State of Readiness

The Company is not engaged in the manufacturing of products that are year 2K sensitive, but it uses Y2K sensitive products of other manufacturers and relies on services of others such as equipment suppliers, software providers and suppliers with Y2K sensitive manufacturing environment.

The data shown below describes the Company's activities and preparedness affecting its suppliers, freight services, desktop software, other manufacturing information software and hardware and electric power and telecommunication and other support:

Suppliers

Suppliers Partnering Under Inventory Forecast System:

Many of these suppliers currently partnering under the forecast system, as opposed to MRP are already Y2K compliant. Guided by Ault's forecast system and monitored by the Company, each supplier has agreed to carry a minimum of four months of material enough to cover any potential interruptions during the critical times.
Agreement to complete by                                  5-01-99

Currently Non-compliant Small to Mid-size Suppliers

The Company is working with suppliers in this category to ensure delivery of materials without reliance on their current computerized systems. The alternative plan is a manual, paper driven system with a three month back up of material as determined by Ault's forecast.
Agreement to complete by                                  5-01-99

Currently Non-compliant Large Suppliers

Ault will negotiate a three month reserve of material with these suppliers as well as determine alternate sources among the smaller
suppliers who show greater willingness to cooperate       5-01-99

Additionally, site visits will be made to certain large suppliers to evaluate their current system and to determine if allocation to a
more reliable supplier is necessary                       3-30-99

Asian Suppliers

Many of our Asian suppliers have been less reliant on electronic systems, relying to a great extent on manual systems. Arrangements have been reached where these suppliers have committed to carry up to eight weeks of supplies through the critical period of Y2K.

Freight Services

All freight carriers surveyed or visited were reported as already
Y2K compliant.

Desk Top Software

* Office 95 users will be upgraded to Office 97 and Excel spreadsheets compliance will be checked and corrected.
                                                          6-01-99
* Windows 95 users will be upgraded to NT 4.0.            6-01-99
* Symix business information software will be run in a test
environment
   using a HP 9000 platform for compliance proof.         5-01-99

Other Manufacturing Information  & Communication Software

The following software reported by their manufacturers as compliant will be tested:
      * Automatic test equipment for product reliability 5-01-99
      * EDI for customer/supplier communications         5-01-99
      * Pro-Engineering documentation software           5-01-99
      * Price quotation system                           5-01-99
      * Telecommunication fax                            5-01-99
      * Building security, including door card reader    5-01-99
      * US Bank communication software

The following systems were documentary certified compliant:
      * Lucent Technologies email system
      * AT&T telephone system

Hardware
      * HP UNIX server reported compliant  will be tested6-01-99
      * About 50% of non-compliant workstations already replaced
      * Remaining workstations will be tested and those not
      compliant
         will be replaced by                             6-01-99

Electric Power

The Company does not anticipate any interruption to its US manufacturing due to any non-compliance from the local power company. Its China facility is already provided with backup generators and backup generators will be added at its Korea facility by October 1999.

Cost to Address Year 2000 Issues

To date, the Company has not incurred any significant expenditures in connection with identifying or evaluating Year 2000 compliance issues and has only used its internal resources in this effort. The Company presently estimates the labor costs used on compliance efforts to be approximately $60,000 and replacement of hardware to be about $50,000. With respect to future costs, the Company estimates it will spend approximately $50,000 for replacement of hardware and software which the Company presently knows are not compliant and another $25,000 for future staff time for compliance tasks. In addition, the Company estimates that it may spend no more than an additional $10,000 on remediation and validation of products and programs which have not yet been assessed. The Company believes that these estimates are reasonable and of minimal impact on operations. Capital expenditures among these costs will be handled in accordance with generally acceptable accounting principles. All other costs are expensed as period costs as they are incurred. The Company does not consider that these period costs will be of any material impact on its operations, and does not anticipate any potential negative financial impact of Year 2000 compliance issues relating to its business and its ability to function normally. Any significant business interruptions, however, could have a material, adverse impact on the Company's financial condition and results of operations.

Risk of Year 2000 Issues

The Company considers any adverse events to be unlikely and although remote, it recognizes the following situations as worse case issues that could result from any Year 2000 non-compliance:

1.   Customer Litigation:
Although the Company believes that its efforts will ensure that there are no disruptions in the business or operations of its customers, the possibility exists that some customers may experience problems that may motivate such customers to commence litigation against the Company for restitution and damages that may be related to such problems.

2.   Disruption of Material Supply:
The Company has surveyed its suppliers with regard to their Y2K readiness and has received adequate responses from many suppliers of whom the support of some is considered critical to the Company's Y2K compliance. The Company will provide assistance to suppliers who need it. Where survey results necessitate it, the Company will arrange for suppliers to maintain reserves of material through critical Y2K periods.

3.   Disruption of the Company's Computer Information System:
The Company has identified all of its hardware and software that will require compliance. Some have been tested and upgraded or replaced. Final testing and necessary upgrading are anticipated to complete by June 1999. The Company considers any disruption of its computer information system to be unlikely.

4.   Disruption of the Company's Computer-based Manufacturing
  Supporting System:
The company has inventoried all of its vendor provided computer-based systems, such as its testing and documentation systems. Although some vendors have provided documentary certification of compliance, the Company expects to compliance test this equipment and remedy any defects by June 1999. While no disruptions are anticipated, the Company believes that if disruptions occur, they will not be significant and will be dealt with promptly.

5.   Disruption of Communication, Utilities and other Externally
Provided Supports:
The Company has surveyed its providers of electric power, telecommunication, banking and other services and does not anticipate that it will encounter any non-compliance matters that originate from these service providers.

Contingency Plan

The Company has established contingency plans for non-disruption of material supply as well as for the continuation of the supply of electric power to operate its Asian subsidiaries. The Company does not anticipate that any further contingency provision will be required.

                         Subsequent Events:

On April 12, 1999 the Company released to the public that it signed an agreement with Sumitomo Corporation of Japan to form a joint venture in South Korea that will manufacture and market smart battery packs for wireless telephones that use CDMA technologies. Named Ault Energy Systems, Inc. (AES), the venture will have equity capital of $2.0 million, which will be funded in two equal increments in May 1999 and in February 2000. It will be 60.0% owned by Ault and 40.0% owned by Sumitomo. Production is scheduled to commence in June 1999.
ITEM 1-4   Not Applicable


ITEM 5    OTHER INFORMATION

Mr. Edward C. Lund resigned from the Board of Directors effective
January 29, 1999, to devote greater attention to family matters. He had served the Board since 1974. The Board of Directors and Executive Management, on their own behalf and the behalf of shareholders express gratitude to Mr. Lund for his many years of dedicated service to the Company and wish him well in his new direction.

Mr. Frank L. Sims was appointed to the Board of Directors at its meeting on January 29, 1999 to fill the position vacated by Mr. Lund. Mr. Sims is president of Cargill's North American Grain Division with responsibilities for grain operations in the United States, Canada and Mexico. He brings to the Board his expertise in general business management.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      ReferenceTitle of Document               Location

               Part 1 Exhibits

      11       Computation of Per Share Earnings  Filed herewith
      at page 22

      27       Financial Data Schedule         Filed Electronically

      99-1     Public News Release on contract signed  Filed
      herewith on page 24
               with Sumitomo Corporation establishing
               a Joint Venture Operation in South Korea to build smart battery packs.

(b)  Reports on Form 8-K

On December 10, 1998 the company filed its Form 8-K with the Securities and Exchange Commission Reporting the purchase of all of the power supply assets of LZR Electronics, Inc., a Maryland-based corporation.













SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AULT INCORPORATED
(REGISTRANT)



DATED:    4/15/99        /s/ Frederick M. Green
                         Frederick M. Green, President
                         Chief Executive Officer and
                         Chairman




DATED:    4/15/99        /s/ Carlos S. Montague
                         Carlos S. Montague, Vice President
                         Chief Financial Officer and
                         Controller