Form 10-K
period 1999-05-30
AULT INC
filed 1999-08-26
CIK 723639

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.   20549

                               FORM 10-K

(Mark One)
[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

                FOR THE FISCAL YEAR ENDED MAY 30, 1999


                    Commission File Number 0-12611

                           AULT INCORPORATED
        (Exact name of registrant as specified in its charter)

   MINNESOTA                                    41-0842932
(State or other jurisdiction of                      (IRS Employer
incorporation or organization                   Identification Number)

7105 NORTHLAND TERRACE                               55428-1028
(formerly of 7300 BOONE AVENUE NORTH)                (Zip Code)
MINNEAPOLIS, MINNESOTA
(address of principal executive offices)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $23,196,000 based upon the closing price of the Company's common stock on the NASDAQ National Market on August 4, 1999, multiplied by the number of outstanding shares of the Company held by persons other than officers, directors and 10% or more shareholders referred to in the "Security Ownership of Principal Shareholders and Management" table referred to under Item 12 herein.

On August 4, 1999, there were outstanding 4,383,787 shares of the Registrant's common stock.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held on September 30, 1999, is incorporated by reference into Part III of this Form 10-K.

The Form 10-K consists of 87 pages. The Exhibit Index is located on page 44.


                           AULT INCORPORATED

                               FORM 10-K
                FOR THE FISCAL YEAR ENDED MAY 30, 1999

                                PART I


ITEM 1. BUSINESS

(a)  General Development of Business

Ault Incorporated (herein "Ault" or "Company") was incorporated under the laws of the State of Minnesota in 1961. The Company designs, manufactures, and markets a line of external power conversion products and is a leading domestic supplier of such products to original equipment manufacturers (OEMs) of data communications equipment, telecommunications equipment, portable medical equipment, and microcomputers and related peripherals. To strengthen its position, in December 1998, the Company purchased the power supply division of LZR Electronics, Inc., a small closely-held corporation located in Gaithersburg, Maryland. For further information see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 herein and Note 1 under Notes to Consolidated Financial Statements under
Item 8 herein.

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

(1)  Products

   Ault's product line includes the four major types of external power conversion products: switching power supplies, linear power supplies, battery chargers and transformers. The Company's power conversion products are capable of providing power at most output levels which OEMs expect from an external device. The Company's design and application engineers work closely with customers to assure that these products are appropriately customized to meet each OEM customer's precise power conversion product requirements.

   The following table summarizes the proportion of sales of the each of the Company's four major product categories for its last three fiscal years ended May 30, 1999:

                     Sale of Products by Category
                    as a Percentage of Total Sales

                                                Years Ended

   Product Type                 May 30, 1999   May 31, 1998    June 1, 1997

   Switching Power Supplies              49%            37%             42%
   Linear Power Supplies                  17             15              16
   Transformers                           25             40              34
   Battery Chargers                        9              8               8
   Total                                100%           100%            100%


   Power Supplies. The Company's power supplies provide the entire power conversion features for electronic equipment in power outputs ranging from 1 to 90 watts. These products contain a component level transformer, which reduces the voltage level, as well as other circuitry and components which convert alternating current
   (AC) to direct current (DC) and, in most cases, maintain voltage within specific limits.

   * Switching Power Supplies. The Company believes, the market for switching power supplies is the fastest growing segment of the overall external power conversion product market. Switching power supplies use switching transistors to convert power from AC to DC and are more energy efficient and considerably smaller and lighter in weight than linear units with comparable power outputs. For power requirements exceeding 12 watts, switching power supplies are generally more cost effective. The Company currently manufactures these products up to 90 watts of power. The applications in which these products are currently used include telecommunications products, data communications products, modems, computers and computer peripherals, medical equipment, microprocessor controlled systems, security systems, automatic teller terminals, test equipment, multiplexers, digital cameras and point of sales equipment.

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

   * High Density Switching Power Supplies. In fiscal 1997, the Company introduced product families based upon patented high density power conversion technology. This technology enables the Company to offer switching power supply products less than one-half the size of its existing switching power supplies which provide comparable power output. The Company's high density switching power supplies provide approximately 45 watts to 90 watts of power. Technologies acquired from the purchase of LZR Electronics in fiscal 1999 will enable the Company to offer high density power supplies with considerably higher power ranges. The Company believes that the addition of these products will enable it to compete for product applications currently not served by the Company or its competitors, including routers, servers and wireless communications that operate on higher power ranges.

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

   * Transformers. The Company manufactures a wide variety of wall plug-in transformers, as part of its full range of power conversion
     products.   Transformers are used primarily in applications where OEMs desire to remove heat, electromagnetic interference and weight from electronic equipment, while incorporating the rest of the power conversion systems within the product. These products reduce AC voltage from approximately 110 volts (230 volts in some countries)
     down to lower voltage that range from 5 to 60 volts AC.   The
     Company's product line also includes highly customized transformers that operate within stringent power output tolerances, features that are not offered by most of the Company's competitors. The Company's transformers are utilized in a broad spectrum of applications, including modems, telephone sets, multimedia products and scanners.

   * Battery Chargers. Ault has been an innovator in battery charging technology since the early 1980s. Ault specializes in providing custom designed, advanced solutions for manufacturers of portable and battery powered equipment. Applications for the Company's battery chargers include medical devices, mobile telecom devices, notebook computers, global positioning equipment and radio frequency communications products.

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

(2)  Markets and Customers

   The Company's marketing efforts are directed primarily toward OEMs producing non-consumer electronic equipment for telecommunications, data communications, computer peripheral and medical applications. These markets are characterized by trends toward smaller, portable products capable of performing increasingly sophisticated functions, as well as intense competitive pressure to rapidly introduce new products and product enhancements. Based on its expertise in customizing a broad range of products to meet customer requirements, the Company believes it is well positioned to serve the needs of its OEM customers as they respond to these trends and competitive factors.

   Historically, the most significant market for the Company's products has been OEMs of telecommunications/data communications equipment, and in fiscal 1999 sales in this market represented approximately 61% of net sales. The Company's products power cable and ADSL modems, network termination equipment (devices which interface between telephone network and the customer's PBX or other telephone system), line conditioning equipment (devices which prepare telephone lines for the transmission of computer generated data), and various items of equipment ancillary to business telephones, including speaker phones, automatic dialers, callers identification units and alpha numeric displays, low to medium speed PC modems and multiplexers (equipment which enables the simultaneous transmission of multiple channels of information over the same telephone line).

   The Company believes the telecommunications/data communications market is growing at a rapid rate and is devoting significant portions of its product development effort toward introduction of new product families for applications in this combined market.

   In fiscal 1999 approximately 22% of the Company's net sales were to OEMs of computers and computer peripherals such as digitizers, printers, plotters, portable terminals, point of sales scanners and optical character readers, LAN hardware and multimedia speakers for computer applications.

   Approximately 12% of net sales in fiscal 1999 were to OEMs of portable medical equipment such as infusion pumps, patient monitoring systems, apnea monitors, and portable terminals for patient history input diagnostics.

   The balance of approximately 5% of the Company's net sales in fiscal 1999 was to OEMs of various industrial equipment, including digital cameras and mine safety devices.

(3)  Design Engineering and Product Development

   Design engineering teams at the Company's facilities in the United States and South Korea are responsible for developing new power conversion products and customizing existing products to meet customer needs. In fiscal 1999, the Company increased its engineering staff to 53 and spent approximately 4.8% of its revenues on product engineering, compared to an average expenditure of 4.2% for each of the preceding two years. The Company also utilizes the significant engineering resources of its Asian subcontractors for the development of products targeted for subcontract manufacturing. The Company's product development activities are divided equally between developing products to satisfy customer needs and new products based upon anticipated customer needs and marker trends. New product development opportunities are evaluated based upon criteria such as global market potential, return on investment and technological advantages. The Company believes that its collaborative efforts with customers, combined with its forward-looking concern for power technology and market trends, have enabled it to gain a reputation as a leading innovator in the development of new external power conversion products.

   Reflecting an increased emphasis on new product development during the past years, the Company developed and introduced 35 new product families in 1999 and 29 in 1998. Several product families are currently in various stages of development. Anticipating continued growth of approximately 30% annually in the switching power supply segment of the power conversion product market, a significant portion of the new products under development are switching power supplies.

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

   The Company begins the sales process by identifying a potential customer or market; researching the target or potential customer's total business, product and strategic needs; and then preparing a total solution proposal that includes engineering, product development, safety agency approvals, logistics and project development processes, coordinating pilot runs and assisting OEMs with their product introductions. Among the logistics services provided by the Company are warehousing of finished products for unscheduled requirements and customs clearance in order to facilitate just-in-time production schedules.

   The Company focuses its selling efforts primarily on OEMs in the U.S. and Canada. Many of the larger OEM customers of the Company manufacture and sell their products globally. As a result, the Company has extended its presence to markets throughout the world.

   The Company's sales in the Pacific Rim are primarily to customers in South Korea and Australia. In fiscal 1998, the Company finalized an agreement, with a well-recognized sales representative organization in Japan which will sell the Company's product in Japan and most Pacific Rim countries. Certain of the Company's products have already obtained required MITI (Ministry of International Trade and Industry) approvals in Japan and actions are being taken to establish a sales administrative presence in that country to further strengthen opportunity for selling in the Japanese market.

   The Company currently markets its products in Europe through a network of distributors, with a total of approximately 15 salespersons, who are managed by an engineer employed by the Company.

(5)  Safety Agency Certification

   The power conversion system is potentially the most hazardous element in most electronic equipment because the power supply modifies standard power to a level appropriate for such equipment. Virtually all of the Company's customers require that the power conversion products supplied by the Company meet or exceed established international safety and quality standards, since many of the Company's products are used in conjunction with equipment which are distributed through the world. In response to these customer requirements, the vast majority of the Company's products are designed and manufactured in accordance with certification requirements of many safety agencies, including Underwriters Laboratories Incorporated ("UL") in the United Stares; the Canadian Standards Association (CSA) in Canada; Technischer Uberwachungs-Verein `(TUV") in Germany; the British Approval Board for Telecommunication "(BABT") in the United Kingdom, the International Electrotechnical Committee ("IEC"), a European standards organization and (EC) a standard for the European Community. In addition, some of the Company's products have also received Japanese MITI approval. For certain safety applications, the Company's products conform to FCC Class B requirements which regulate the levels of electronic magnetic interference that may be emitted by electronic equipment. Unlike most of its competitors, the Company is a certified test laboratory for UL and CSA and is able to conduct most certification tests at its plant in Minneapolis. This procedure reduces the time required to obtain safety certifications. The Company's Minneapolis and South Korean facilities are certified to ISO 9001.

(6)  Innovative Team Approach

   The Company uses a team-based organizational structure consisting of seven teams. The Company's customer base is divided into six geographical regions with a specific Ault team assigned to manage the needs of customers in each region. A seventh team, Ault Express, manages the requirements of customers who have orders of certain minimum annual levels. Each team is headed by a coordinator selected by the president and an assistant coordinator who is elected annually by the team. The teams consist of people from all areas of the business, including salespersons from manufacturer representative organizations and national distributors as well as the Company's own production personnel, engineers, technicians, administrative personnel and others. Guided by a written statements of corporate values, these teams are charged with responsibility for all aspects of the customer relationship, including sales, manufacturing, design engineering and other support functions with a view to achieving continuous improvements in customer service. The Company believes that its innovative implementation of this team-based organizational structure provides competitive advantages by increasing communication with customers as well as facilitating responsiveness to the needs of the Company's diverse worldwide customer base. In 1996, Ault received recognition for its innovative approach from the trade publication of the American Manufacturing Association.

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

   The Company provides a total solution approach to the OEMs' entire external power conversion product needs through its commitment to reliable partnerships and its delivery of high quality products supported by solution oriented design engineering. In addition, the presence of Ault Korea and Ault China and the expanding arrangements with subcontract manufacturers in China and Thailand provide the Company with additional strength to compete effectively when price is the primary consideration.

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

(8)  Manufacturing and Sources of Supply

   The Company's manufacturing operations consist of assembly and integration of electronic components to meet product specifications and design requirements for a variety of power conversion applications. Manufacturing is currently conducted at the Company's facility in Minneapolis, Minnesota; Seoul, South Korea; Xianghe, China, and at four locations in China and Thailand using subcontract manufacturers. Ault typically manufactures prototypes and low volume products at its facility in Minneapolis, Minnesota. It is anticipated that by the end of fiscal year 2000, Ault China will be equipped to manufacture substantially all of the Company's products.

   A number of the components and raw material integral to the manufacture of the Company's products are purchased from a single supplier or a limited number of suppliers. Electronic components and raw material used in the Company's products are nevertheless generally available from a large number of suppliers, although from time to time shortages of particular items are experienced.

   Quality and reliability are emphasized in both the design and manufacture of the Company's products. This emphasis is reflected in the ISO 9001 certification of the Company's Minneapolis facility in 1991 and of its South Korea facility in 1998. The Company tests 100% of its finished products against its own and the customers' specifications, then ships the products in custom engineered protective packaging to minimize any damage during shipment.

   The Company has subcontract manufacturing arrangements with business partner in Thailand and two in China. The Company does not have long term commitments from the subcontractors and the subcontractors build product for the Company pursuant to individual purchase orders. The Company selects its subcontract manufacturers based upon their ability to manufacture high quality products, the sufficiency of their engineering capabilities to support products being manufactured; and their ability to meet required delivery times. In addition, each of the Company's subcontract manufacturers is regularly reviewed by the Company's Taiwanese-based Director of Far East Operations with respect to product quality and other performance criteria.

(9)  Significant Customers: Backlog

   The Company sells its products to over 200 customers and it is the Company's objective to maintain a diversified customer base and to avoid, where practicable, dependence upon a single customer. In fiscal 1999, one customer accounted for 13.3% of the Company's net sales.

   The Company enters into buying commitments and other scheduling agreements with certain customers. For its larger customers, these agreements allow for order increases and decreases within scheduled limits and include cancellation charges for completed and in-process products and procured materials. Most products are shipped within 4 to 10 weeks of an order. Order backlog at August 4, 1999 was $13,486,000 as compared to $13,643,000 on August 1,
   1998. See Order Backlog, under ITEM 7, MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

(10) Warranties

   The Company provides up to a three-year parts and labor warranty against defects in materials or workmanship on all of its products. Servicing and repairs are conducted at the Company's manufacturing facilities in Minneapolis and South Korea. The
   Company's warranty expenses have not been significant.

(11) Patents

   The Company holds four patents, three of which it no longer considers significant. The fourth patent, acquired in December 1995, covers high density power conversion technology ("high density patent") which enabled the Company to offer external switching power supplies less than one-half the size of current power supply products but with comparable power outputs.

   The high-density patent was issued by the United States Patent Office in 1994 and the original applicant did not pursue patent protection in foreign countries. Since the high-density patent was issued prior to being assigned to the Company, the Company is precluded from seeking patent protection in most foreign countries. For that reason, some of its competitors may use this type of technology for products manufactured and sold outside the United States. Also there can be no assurance that the scope of the high-density patent will prevent competitors, many of whom have greater financial and other resources, from introducing competitive products or from challenging the validity of the high density patent.

 (12)     Seasonality

   As indicated by ITEM 8(b) SUPPLEMENTAL FINANCIAL INFORMATION, net sales of the Company have reflected a certain degree of seasonality. The Company's first quarter falls during the summer months and during the first quarter of fiscal 1998 and fiscal 1999, the Company recorded levels of sales which were generally lower than sales that were recorded for the succeeding periods. The Company attributes this seasonality to the buying patterns of its customers, the timing of industry trade shows where new products are introduced and to other factors. The Company believes that similar seasonality trends will be experienced in the future.

 (13)     Employees

   As of August 4, 1999, the Company employed approximately 438 full-time employees at its facilities as follows:

                                 South
                                 Korea  China   Taiwan      US   Total

   Manufacturing                   104    118               51     273
   Engineering                      14      8               31      53
   Marketing                         8      8               18      34
   General and
      Administrative                15     22        1      40      78

   Total                           141    156        1     140     438

   None of the Company's employees are represented by a labor organization and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are good.

(14) Executive Officers of the Registrant

   Certain information with respect to the executive officers of the Company is set forth:

                                                                     Officer
     Name              Age  Position; Former Employment              Since

     Frederick M.      56   President and Chief Executive Officer        1980
     Green                  and Director
     Carlos S.         62   Vice President, Treasurer, Chief
     Montague               Financial Officer (Retiring) and             1981
                            Assistant Secretary
     Richard A.        53   Secretary                                    1995
     Primuth
     Hokung Choi       59   Vice President - Far East Operations         1989
     Gregory L.        46   Vice President - Marketing                   1988
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

   * Fluctuation in Financial Results. The Company's financial results are subject to fluctuation due to various factors, includintg general business cycles in the Company's markets, the mix of products sold, stage of each product in its life cycle and the rate and cost of development of new products. In addition, component and material costs, the timing of orders from and shipments of products to customers and deferral or cancellation of orders from major customers could adversely affect financial results. Price competition in the markets in which the Company competes is intense, and could result in a decline in gross margin, which in turn could adversely impact the Company's profitability.

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

(d)  Financial Information About Foreign and Domestic Operations and
Export Sales

Export Sales by the U.S. Operations in fiscal year 1999 represented 14.3% of the Company's gross sales most of which were to OEMs in Europe and Canada. All other revenues were derived from domestic sales principally in the U.S. For other financial information about foreign and domestic operations and export sales including the amount of export sales for the last 3 years, refer to Note 9, Segment Information and Foreign Operations, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


ITEM 2. PROPERTIES
The Company's headquarters and US manufacturing facility has been located in Brooklyn Park, a suburb of Minneapolis, Minnesota in a leased facility, approximately 50,000 square feet in size. The
Company will relocate to a new facility of approximately 65,000 square feet, also located in Brooklyn Park, in September 1999.

The Company's only other US property is approximately 6,616 square feet of leased space in Gaithersburg, Maryland. The lease runs for five years through June of 2004, and the facility houses principally the Company's Maryland engineering personnel.

The Company's subsidiary, Ault Korea Corporation, operates in a 36,000 square foot facility in Suwon City in the province of Kyungki-Do, Korea.

Ault China, a subsidiary of Ault Korea Corporation occupies a 40,000 square foot leased facility in The Province of Xiang-He in China. The lease expires in the year 2009.

Management considers all of the Company's properties to be well maintained and current manufacturing arrangements, including subcontract arrangements in China and Thailand, are believed to be adequate for manufacturing requirements.

ITEM 3. LEGAL PROCEEDINGS

No material litigation or other claims are presently pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
                               PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER
          MATTERS

(a)  Market Information

Ault common shares are traded in the national over-the-counter market under the symbol AULT. The following table presents the range of closing bid prices for the Company's common stock on the NASDAQ Market for fiscal 1999 and 1998. The bid quotations representing prices in the over-the-counter market between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

               Fiscal 1999                       Fiscal 1998

                     $              $             $             $
        Quarter    High           Low           High          Low

          1st        6-1/8        3-3/8         10-1/8        7-3/4
          2nd        7-3/8        6-3/5           9-1/8       6-1/2
          3rd        8-3/8        6-1/5           7-1/8       4-5/8
          4th      11-7/8         6-3/4           8-1/4       5-4/5


(b)  Holders

As of August 4, 1999 there were 288 shareholders of record for the Company's common stock. This number of record stockholders does not include beneficial owners of common stock whose shares are held of record by Depository Trust under the name CEDE & Co.

(c)  Dividends

Ault has not paid cash dividends on its common shares, and, under present policy of its Board of Directors to retain any earnings for use in the business, does not anticipate paying cash dividends on its common shares in the foreseeable future.

ITEM 6.                    SELECTED FINANCIAL SUMMARY

                                          YEARS ENDED

                               MAY 30,   MAY 31,   JUNE 1,  JUNE 2,  MAY 28,
                                1999       1998      1997     1996     1995

                                   (Amounts in Thousands, Except Per Share Data)

Net Sales                      $50,938    $41,136  $40,012  $33,774   $27,054
Gross Profit                    14,018     10,761   10,523    8,265    $6,327
Operating Expenses              11,427      8,883    7,941    6,699    $5,570

   Operating Income              2,592      1,877    2,582    1,566      $757

Income Before Income Taxes      2,848       1,927    2,275      908     $333

  Income Taxes (Benefit)           860        609      (90)      25         -

Net Income                      $1,988     $1,318   $2,365     $883      $333
Net Income Per Share:
   Basic                         $0.47      $0.32    $0.79    $0.42     $0.16
   Diluted                        0.45       0.31     0.72     0.39      0.16

Total Assets                   $33,303    $25,417  $26,094  $18,730   $15,429
Property Equipment and
Leasehold
Improvements, Net               $6,808     $4,479   $3,568   $2,849    $3,002
Working Capital                 16,364     15,304   15,231    3,754    $2,703
Long Term Notes Payable          1,187        414      441      935    $1,221
Stockholders' Equity           $23,442    $19,628  $18,936   $5,571    $4,484

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by OEMs in the telecommunications, data communications, computer peripherals and the medical markets; buying patterns of the Company's existing and prospective customers; the impact of new products introduced by competitors; delays in new product introductions; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components and other risks affecting the Company's target markets generally, including risks described under Item 1 above.

RESULTS OF OPERATIONS

Net Sales: Net sales were $50,938,000 for fiscal 1999 up 23.8% from $41,136,000 for fiscal 1998 which were up 2.8% from $40,012,000 in fiscal 1997. The improvement in fiscal 1999 is primarily due to strong growth in sales within the telecommunications and data communications markets where the Company's products are sold to original equipment manufacturers (OEMs) for use in applications such as modems, network routers and wide as well as local area network systems. The Company believes that orders for its products will continue to increase in fiscal 2000 because of growth in the telecommunications/data communications, computer and medical markets served by the Company, and the acquisition in fiscal 1999 of the power supply business of LZR Electronics, Inc. Significant among the applications for the Company's products are cable and analog modems, wireless telephones, scanners, electronic testing instruments and portable medical products. Cable modems, fastest growing among these applications, are designed to process data transmitted over cable lines that also transmit television signals. Dataquest, a nationally known marketing research organization, forecast cable modem shipments growing from 500,000 units in 1998 to 2.4 million units by 2002. The Company believes that, because of its established relationships with several major manufacturers of cable modems, it is well positioned to benefit from growth in demand for these products. Many of these applications are designed to function with the Company's switching power supplies, one of the highest margin products of the Company. Orders and sales for the Company's products for portable medical product applications also grew during fiscal 1999. These products utilize the Company's switching power supplies and battery chargers and are traditionally the Company's highest margin application.

Acquisition of LZR: To strengthen its position in the medical product application market, the Company acquired the assets of the power supply division of LZR Electronics, a closely held corporation located in Gaithersburg, Maryland in December 1998. Prior to being acquired by Ault, LZR had annual revenues of approximately $6.5 million in calendar 1997 and 1998. LZR's product line is based on a technology platform which allows the efficient development of customer specific power supplies for medical markets requiring lower volumes of production. In addition to complementing the Company's sales for many high volume applications, many of LZR's products are agency approved for medical product applications. The Company believes that its greater sales channels and larger customer base will enable it to leverage the LZR product line to greater revenue levels.

New Product Development: Service to customers continues as a strong strategic focus of the Company. To this end, the Company's engineering activities are directed to developing products for various customer applications that are anticipated to generate revenue in fiscal 2000 and later years. In addition to cable modems and portable medical products, these applications include uninterruptible power supplies, power supplies for asymmetric digital subscriber line (ADSL) modems (a competing technology to cable modem), hubs, routers and switchers for the networking market. All of these factors are the basis for the Company's belief that the growth realized in its fiscal 1999 sales will continue through fiscal 2000.

Order Backlog: The Company's order backlog at May 30, 1999 totaled $12,963,000 compared to $15,340,000 at May 31, 1998 and $14,720,000 at
June 1 1997. The order backlog at May 30, 1999 represented sales for approximately thirteen weeks and reflected the posture of many OEMs to limit their contractual commitments to the best lead-times of their suppliers. Order backlog as an indicator of future shipment and raw material requirements has changed because of the Company's shorter lead-times available from customers. These changes require the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products.

Gross Profit: Gross profit increased to $14,018,000 or 27.5% of net sales for fiscal 1999, $10,761,000 or 26.2% of net sales for 1998 and $10,523,000 for fiscal 1997 which was 26.3% of net sales. The improvements are due principally to the greater proportions in the sales mix of battery chargers, as well as linear and switching power supplies, which have higher margins as compared to transformer products. Revenue from shipments of transformers, traditionally a lower margin product, decreased during fiscal 1999 compared to fiscal 1998.

Operating Expenses: Operating expenses were $11,427,000 or 22.4% of net sales in fiscal 1999, as compared to $8,883,000 equaling 21.6% of net sales for fiscal 1998. In fiscal 1997, operating expenses were $7,940,000 or 19.8% of net sales. The increased expenditures were incurred principally due to (1) sales commissions paid to sales representatives on the larger sales in fiscal 1999, (2) integration of LZR into the Company, and (3) continued support of strategic initiatives to achieve the following purposes:

     1. Strengthen the Company's sales and marketing competitive position in the US and Asia.
     2.   Enhance Asian manufacturing supervision.
     3. Provide and maintain direct communication links between Ault US and Ault Korea.
     4. Install and maintain programs to upgrade the quality of management information services.
     5. Certify products for sale in broader foreign markets and to respond more expeditiously to customer requirements.
     6. Upgrade logistic support to provide forecasting techniques necessary to meet product delivery lead-times and to support US Customs requirements necessitated by increased foreign business activities.

These higher operating expenses will also affect profitability in the first quarter of fiscal 2000. It is anticipated that expenditures relating to these matters will contribute to the generation and support of future business in fiscal 2000 and beyond. The Company's objective is to reduce the proportion of operating expenses to future net sales without jeopardizing future business.

Operating Income: Operating income totaled $2,592,000 for fiscal 1999 and $1,877,000 for fiscal 1998 equaling, respectively, 5.1% and 4.6% of net sales. Operating income totaled $2,582,000 for fiscal 1997 or 6.5% of net sales. The improvements in operating income for fiscal 1999 are due principally to the greater sales and better gross margin on the mix of products, as previously discussed. The decrease in operating income from fiscal 1997 to fiscal 1998 was due primarily to implementation of strategic initiatives.

Non-Operating Income: Other income of $402,000 for fiscal 1999, $197,000 for fiscal 1998 and $183,000 for fiscal 1997 represented principally interest income, currency exchange rate gains on foreign contracts by the Korean subsidiary and income derived from rented portions of the Korean manufacturing facility. The Company incurred interest expenses of $146,000 in fiscal 1999, $148,000 in fiscal 1998 and $490,000 in fiscal 1997 paid principally on bank credit facilities and long-term borrowings.

Income Tax: The Company had pre-tax income of $2,848,000 in fiscal 1999 and $1,927,000 in fiscal 1998 on which US and Korean income tax of $860,000 or 30% and $609,000 or 32% were incurred. Pre-tax income for fiscal 1997 equaled $2,275,000 with a net tax benefit of $90,000
after reinstatement of certain deferred tax assets of $681,000.   The
tax rates for fiscal 1999 and fiscal 1998 are below the normal rates because of the utilization of business credits and of net operating loss carry forwards by the foreign operations to offset portions of their accrued taxes.

Net Income: The Company reported net income of $1,988,000 for fiscal 1999, $1,318,000 for fiscal 1998 and $2,365,000 for fiscal 1997.

Per Share Earnings: Diluted per share earnings were $0.45 for fiscal 1999 and $0.31 for fiscal 1998 based on outstanding, diluted weighted, average shares of 4,414,000 and 4,254,000, respectively for each period. Diluted per share earnings were $0.72 on outstanding, diluted weighted, average shares of 3,279,000 for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's working capital position at May 30, 1999 and at May 31, 1998:

                                          May 30,        May 31,
                                           1999           1998
                                                (000)

  Working capital                       $16,364         15,303
      Cash                                3,303          5,935
      Trading securities fair value         850            866
      Current Assets                     24,790         20,364
      Current Liabilities                 8,426          5,061
      Current Ratio                        2.94           4.02

  Unutilized bank credit facilities       4,073          3,264
  Cash provided (used) by operations    (1,129)          4,801


Current Working Capital Position: At May 30, 1999, the Company had current assets of $24,790,000 and current liabilities of $8,426,000, resulting in working capital of $16,364,000. To support normal growth in revenue, capital expenditures and attainment of profit goals, the Company relies, first, on cash flows from operations and, second, on its credit facilities.

Cash and Investments: At May 30, 1999, the Company had cash and trading securities totaling $4,153,000, down from $6,801,000 at May 31, 1998 principally because of cash payments made to acquire the power supply assets of LZR Electronics, Inc. Cost of the acquisition to the Company amounted to $4,045,000. The cost includes the recognition of goodwill (including professional fees incurred by the Company) amounting to $1,490,000, assets with a total value of $2,105,000 and an assumption of $450,000 in liabilities. The assets purchased included inventories valued at $1,863,000, manufacturing equipment and tooling valued at $193,000, contracts, intellectual property rights and other operating assets valued at $49,000. The aggregate payments to LZR amounted to $3,505,000, which consisted of cash payments of $2,555,000 and delivery of a one year, 8.0% convertible promissory note for $500,000. The note was convertible at the option of the holder into 78,865 shares of the Company's common stock and was converted in the third quarter of fiscal 1999.

Credit Facilities: The Company maintains two credit facilities. Its primary credit facility is with US Bank and a smaller facility with Korea Exchange Bank supports the South Korean subsidiary. See Note 3, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The credit arrangement with US Bank includes:
     (a) A revolving credit facility of $4.0 million, secured by Company assets and expiring on December 1, 1999. At May 30, 1999, borrowings against it amounted to $729,000.
     (b) One or more term loans, each up to $400,000. At May 30, 1999, borrowings totaling $713,000 were outstanding on three term loans.
     (c) One or more notes payable, secured by equipment, land, and buildings. At May 30, 1999, borrowings totaling $876,000 were outstanding.

The South Korean credit facility is approximately $1.5 million of which borrowings at May 30, 1999 totaled $698,000.

The Company also has a short-term advancing term note for up to $3,200,000 through January 1, 2000. This note is in connection with construction of the new manufacturing/office facility in Minneapolis. No advances were outstanding as of May 30, 1999. The Company plans to obtain long-term financing for the facility during fiscal 2000. See
Note 8, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CASH FLOWS FOR FISCAL 1999

Operations: Operations used $1,129,000 of cash during fiscal 1999 due principally to the following activities in trade receivables, inventories, accounts payables and accrued expenses:
  (a) Increases in trade receivables mainly due to the increased net sales in fiscal 1999 used $4,025,000 of cash. Further use of cash from increased net sales is anticipated in fiscal 2000.
  (b) Increases in inventories used $253,000 of cash. The increases are due principally to requirements of customers that the Company carries additional stockings of finished products to support their emergency needs. This is a normal business practice in the power supply market. No changes that are anticipated over the near term are expected to be of any significant impact on use of cash.
  (c)  Increases in accounts payable and accrued expenses provided
     $466,000 of cash from liabilities associated with purchases of material to support customer orders and emergency stockings of finished products. Further contribution to cash from increased liabilities for these purposes is anticipated in fiscal Y2K.

Investing Activities: Investing activities used net cash of $4,504,000 relating principally to:
  (a) Manufacturing and tooling equipment obtained and goodwill, net of amortization, recognized from LZR Electronics, Inc. transaction.
  (b) Purchases of manufacturing and tooling equipment amounting to $1,544,000, required to support normal operations.
  (c) Purchase of land in South Korea. Acquired at a cost of $445,000, the land is required to relocate the Korean manufacturing facility which is being acquired by the Korean Government for public improvement purposes.

Financing Activities: Financing activities provided net cash of $2,745,000, which were comprised principally of the following transactions:
  (a)  Borrowings under the revolving credit facilities provided
     $729,000 of cash.
  (b) Proceeds from long-term borrowings provided $1,491,000 of cash including a US Bank equipment term loan, a Korea Government Agency working capital loan and a Kamco Korea Corporation mortgage loan. The Kamco Korea Corporation mortgage loan was acquired on the South Korean property that is intended to be the site for the subsidiary's manufacturing facility when its current facility is acquired by the Korean Government, as discussed under Investing Activities.
  (c) Payments from notes receivable from the sales of common stock provided $59,000 and proceeds from the issuance of common stock provided $636,000. LZR Electronics, Inc. converted portions of the Company's promissory note that was issued as discussed under Cash and Investments.
  (d)  Principal payments on long-term borrowings used $170,000 of cash.

Effect of Foreign Currency Exchange Rate Fluctuations: The economic downturn in South Korea, which in fiscal 1998 resulted in a dramatic devaluation of the Won, the country's currency, has improved.
However, compared to its value during the past several years, the Won
remains weak in relation to the value of the US dollar.   The effect
of translating the Korean financial statements, which were prepared in Won, to US dollars, resulted in a net asset value increase of $257,000 during fiscal 1999, which related principally to long-term inter-company receivables.

Summary: The Company's cash and working capital positions are sound and, together with its credit facilities, are adequate for the support of the Company's strategies into fiscal year 2000.

Information about Products and Services: The Company's business operations are comprised of principally one activity-the design, manufacture and sale of equipment for converting electric power to a level used by OEMs principally in computer peripherals, data communications/telecommunications and medical markets to charge batteries, and /or power equipment. The Company supports these power requirements by making available to the OEM products that have various technical features. These products are managed as one product segment under the Company's internal organizational structure and the Company does not consider any financial distinctive measures, including net profitability and segmentation of assets to be meaningful to performance assessment.

Information about Revenue by Geography: Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

                                               YEAR ENDING
                                         MAY 30, 1999   MAY 31, 1998
                                                    ($000)

          US                                  $42,076     $29,871
          Canada                                1,977       1,283
          France                                   34       3,842
          Ireland                               2,884       2,316
          All Other Foreign Countries           3,967       3,824
                      Total                   $50,938     $41,136

The Company considers a country to be the geographic source of revenue if it has all contractual obligations to the Company, including obligation to pay for trade receivable invoices.

IMPACT OF FOREIGN OPERATIONS AND CURRENCY CHANGES

South Korea had a significant fall in the value of its currency during the third quarter of fiscal 1998, but recovered portions of the early loss by the end of the fiscal year and showed relative stability through fiscal 1999. Although products manufactured by the Korean subsidiary contributed a large portion of total sales, the devalued Won had no significant impact on the Company's consolidated sales for the year because the predominant portions of the subsidiary's sales were made under inter-company contracts with the US operations. Sales by the subsidiary in its local market are not material in amounts in contrast to its inter-company sales. The Company's US operations have no significant exposure to currency risks because the predominant portions of its foreign contracts are made in US dollars.

AULT ADDRESSES Y2K ISSUE

Y2K (Revised August 17, 1999): The Y2K issue is principally the result of computer programs that were written and component embedded logic that were designed using two digits instead of four digits to define the year segment of a date field. No recognition was given for the change in date identification after calendar 1999 that would require a distinction between year 1900 and years after 1999. The Company's computer equipment, software and hardware with embedded logic technologies that are time sensitive may recognize a two digit date field using "00" as the year 1900 instead of 2000. This could result in a system failure or miscalculations causing disruptions in business, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

State of Readiness: The Company is not engaged in the manufacturing of products that are Y2K sensitive, but it uses Y2K sensitive products of other manufacturers and relies on services of others such as equipment suppliers, software providers and suppliers with Y2K sensitive manufacturing environment. The data shown below describes the Company's activities and preparedness affecting its suppliers, freight services, desk-top software, other manufacturing information software and hardware and electric power support:

US Suppliers: The Company has realigned its network of US suppliers and is concentrating its efforts to maintain uninterrupted material support only on suppliers it believes are dealing effectively with the Y2K issue. Guided by Ault's forecast system and monitored by the Company, each supplier will carry a minimum of four months of material enough to cover any potential interruptions during the critical times. Suppliers are now working from Y2K material forecast data.

Asian Suppliers: Many of our Asian suppliers have been less reliant on electronic systems, relying to a great extent on manual systems. Arrangements have been reached where these suppliers are committed to carry up to eight weeks of supplies through the critical period of Y2K.

Freight Services: All freight carriers surveyed or visited were reported as already Y2K compliant.

Desk Top Software:
  * Office 95: Users will be upgraded to Office 97 and Excel spreadsheets troubleshooted, by 8-31-99
  *    Windows 95 users will be upgraded to NT 4.0, by 8-31-99
  * Symix business information software reported as being compliant will be run in a test environment using a HP 9000 for compliance proof, by 8-31-99

Other Manufacturing Information & Communications Software: The following software reported by their manufacturers as compliant. The Company will conduct test on systems as dated:
  *    Automatic test equipment for product reliability 8-31-99
  *    EDI for customer/supplier communications 9-15-99
  *    Price quotation system.   This system was determined not Y2K
     compliant. The Company is designing a new system that will be compliant and ready by 9-09-99

The following systems were documentary certified compliant:
  *    Lucent Technologies email system
  *    AT&T telephone system
  *    Pro-Engineering documentation software

Hardware:
  *    HP UNIX server was tested compliant.
  *    About 75% of non-compliant workstations already replaced
  * Remaining workstations will be tested and those not compliant will be replaced by 8-31-99
  * HP 10.2 Unix Operating System was reported by the manufacturer to be of questionable Y2K compliance. The Company will upgrade to HP version 11.0 and test for compliance by 10-01-99

Electric Power: The Company does not anticipate any interruption to its US manufacturing due to any non-compliance from the local power company. Its China facility is already provided with backup generators and backup generators will be added its Korea facility by October, 1999.

Cost to Address Year 2000 Issues: To date, the Company has not incurred any significant expenditures in connection with identifying or evaluating Year 2000 compliance issues and has only used its internal resources in this effort. The Company presently estimates the labor costs used on compliance efforts to be approximately $60,000 and replacement of hardware to be about $50,000. With respect to future costs, the Company estimates it will spend approximately $50,000 for remediation, validation and replacement of hardware and software which the Company presently knows are not compliant and another $25,000 for future staff time for such remediation. In addition, the Company estimates that it may spend no more than another $10,000 on remediation and validation of products and programs which have not yet been assessed. The Company believes that these estimates are reasonable and of minimal impact on operations. Capital expenditures among these costs will be handled in accordance with generally acceptable accounting principles. All other costs are expensed as period costs as they are incurred. The Company does not consider that these period costs will be of any material impact on its operations. The Company does not anticipate any potential negative financial impact of Year 2000 compliance issues relating to its business and its ability to function normally. Any significant business interruption, however, could have a material, adverse impact on the Company's financial condition and results of operations.

Risks of Year 2000 Issues: The Company considers any adverse events to be unlikely and although remote, it recognizes the following situations as worse case issues that could result from any Year 2000 non-compliance:
  1. Customer Litigation. Although the Company believes that its efforts will ensure that there is no disruptions in the business or operations of its customers, the possibility exists, though remote, that some customers may experience problems that may motivate such customers to commence litigation against the Company for restitution and damages that they believe may be related to such problems.
  2. Disruption of Material Supply. The Company has surveyed its suppliers with regard to their Y2K readiness and has taken action towards reasonable assurance that it pool of suppliers will be Y2K ready. Suppliers will maintain reserves of material through critical Y2K periods as are indicated by the Company's forecast system.
  3. Disruption of the Company's Computer Information System. The Company has identified all of its hardware and software that will require compliance. Some have been tested and upgraded or replaced. Final testing and necessary upgrading are anticipated to complete by October 1999. The Company considers any disruption of its computer information system to be unlikely.
  4.   Disruption of the Company's Computer-based Manufacturing
     Supporting System. The company has inventoried all of its vendor provided computer-based systems, such as its testing and documentation systems. Although some vendors have provided documentary certification of compliance, the Company expects to compliance test these equipment and remedy any defects by September 1999. While no disruptions are anticipated, the Company believes that if disruptions occur, they will not be significant and will be dealt with promptly.
  5.   Disruption of Communication, Utilities and other Externally
     Provided Supports. The Company has surveyed its providers of electric power, telecommunication, banking and other services and does not anticipate that it will encounter any non-compliance matters that originate from these service providers.

Contingency Plan: The Company has established contingency plans for non-disruption of material supply as well as for the continuation of the supply of electric power to operate its Asian subsidiaries. The Company does not anticipate that any further contingency provision will be required.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Approximately 3% of the Company's total assets are invested in trading securities of various domestic companies. Although the market value of these investments is subject to fluctuation from time to time, management does not believe that any risk of loss of the principal amounts would be material to the Company's profitability or asset value.

The Company experiences foreign currency gains and losses, which are reflected in the financial statements, due to the strengthening and weakening of the U.S. dollar against currencies of the Company's foreign subsidiaries. The net exchange gain or foreign loss arising from this was not material in 1999, 1998 and 1997. The Company anticipates that it will continue to have exchange gains or losses in the future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(a)  Financial Statements
     Index to Consolidated Financial Statements

                                                                 Page

     *     Independent Auditor's Report                            19

     *     Consolidated Balance Sheets, May 30,                    20
           1999 and May 31, 1998.

     *     Consolidated Statements of Income for
           the Years Ended May 30, 1999, May 31,                   22
           1998, and June 1, 1997.

     *     Consolidated Statements of
           Stockholders' Equity for the Years                      23
           ended May 30, 1999, May 31, 1998, and
           June 1, 1997.

     *     Consolidated Statements of Cash Flows
           for the Years ended May 30, 1999, May                   24
           31, 1998, and June 1, 1997.

     *     Notes to Consolidated Financial                         26
           Statements

(b)  Supplemental Financial Information

     *     Quarterly Financial Data                                36








                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Ault Incorporated and Subsidiary
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Ault Incorporated and Subsidiary as of May 30, 1999 and May 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended May 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility it to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ault Incorporated and Subsidiary as of May 30, 1999, and May 31, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended May 30, 1999, in conformity with generally accepted accounting principles.


McGladrey & Pullen, LLP

Minneapolis, Minnesota
July 9, 1999




AULT INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
May 30, 1999 and May 31, 1998

ASSETS (Note 3)                           1999             1998

Current Assets
   Cash and cash Equivalents           $3,303,277       $5,934,794
   Investment in trading Securities       849,914          866,174
   Trade receivables, less
    allowance for doubtful Accounts
    of $30,000 in 1999; $31,000 in
    1998, (Note 10)                    10,466,897       6 ,254,920
   Inventories (Note 2)                 9,050,605        6,616,359
   Prepaid and other expenses                      701,743          617,921
   Deferred taxes (Note 4)                265,000           74,000
   Income tax receivable                  152,428                -

        Total current assets           24,789,864       20,364,168

Other Assets
   Other receivable                             -          199,209
   Intangibles, less
    amortization of $126,000
    in 1999; $39,000 in 1998           1,559,867          142,197
   Deferred taxes (Note 4)               105,000          192,000
   Other                                  40,676           40,908

                                       1,705,543          574,314

Property, Equipment and Leasehold
 Improvements at Cost (Note 9)
   Land                                2,116,875          875,699
   Building                              816,376          812,867
   Machinery and equipment             6,423,234        5,969,052
   Office furniture and
    equipment                            929,913          734,299
   Data processing
    equipment                          1,465,077        1,493,463
   Leasehold improvements                975,038          977,998
   Construction in
    progress (Note 8)                    814,735                -

                                      13,541,248       10,863,378

   Less accumulated depreciation       6,733,372        6,384,546

                                       6,807,876        4,478,832

                                     $33,303,283      $25,417,314

See Notes to Consolidated Financial Statements.

AULT INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
May 30, 1999 and May 31, 1998

LIABILITIES AND
STOCKHOLDERS' EQUITY                      1999             1998

Current Liabilities
  Notes payable to bank (Note 3)      $1,427,614         $236,468
  Current maturities of
   long-term debt                        401,910          213,233
  Accounts payable                     5,557,255        3,426,989
  Accrued expenses:
     Compensation                        416,693          391,670
     Commissions                         536,105          475,886
     Other                                85,956          118,810
  Income tax payable                           -          197,554

      Total current liabilities        8,425,533        5,060,610

Long-Term Debt, less
 current maturities   (Note 3)         1,187,364          413,510

Deferred Rent Expense                     14,032           70,162

Retirement and Severance
 Benefits (Note 1                        234,374          244,911

Commitments and
Contingencies (Note 8)

Stockholders' Equity
(Notes 3, 5, 6, and 7)
  Preferred stock, no par
   value; authorized
   1,000,000 shares; none issued              -                -
  Common stock, no par
   value; authorized
   10,000,000 shares; issued
   and outstanding
   4,372,789 shares in 1999;
   4,161,758 shares in 1998           19,827,000       18,358,797
  Deduct notes receivable
   arising from the
   sale of common stock                 (145,000)        (203,750)
  Accumulated other
   comprehensive loss                   (599.337)        (898,127)
  Retained earnings                    4,359,317        2,371,201

                                      23,441,980       19,628,121

                                     $33,303,283      $25,417,314


AULT INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended May 30, 1999, May 31, 1998 and June 1, 1997

                                          1999       1998        1997

Net sales (Note 10)                $50,938,193 $41,136,232 $40,011,790

Cost of goods sold                  36,919,753  30,375,684  29,489,141
     Gross profit                   14,018,440  10,760,548  10,522,649

Operating expenses:
 Marketing                           4,375,893   3,707,267   3,306,320
 Design engineering                  2,425,303   1,788,736   1,582,046
 General and administrative          4,625,370   3,387,120   3,052,244
                                    11,426,566   8,883,123   7,940,610

     Operating income                2,591,874   1,877,425   2,582,039

Nonoperating income (expense):
 Interest expense                     (146,016)   (148,415)   (489,931)
 Interest income                       292,308     299,271      89,845
 Other                                 109,950    (101,563)     93,126
     Income before income taxes      2,848,116   1,926,718   2,275,079

Income taxes (benefit) (Note 4)        860,000     609,000     (90,000)
     Net income                     $1,988,116  $1,317,718  $2,365,079

Earnings per share (Note 1):
 Basic                                   $0.47       $0.32       $0.79
 Diluted                                  0.45        0.31        0.72

See Notes to Consolidated Financial Statements

AULT INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended May 30, 1999, May 31, 1998 and June 1, 1997

                                              Notes
                                              Receivable              Accumulated
                                              From Sale  Retained    Other         Total
                         Common Stock         of Common  Earnings    Comprehensive Stockholders'
                       Shares      Amount        Stock   (Deficit)   Income (Loss) Equity

Balance, June 2, 1996   2,119,776  $6,966,779        $- $(1,311,596)   $(83,928)  $5,571,255
Comprehensive income:
 Net income                    -            -         -   2,365,079           -    2,365,079
 Net change in foreign
  currency translation
  adjustment                   -            -         -           -     114,716      114,716
    Total comprehensive
     income                                                                        2,479,795)
Issuance of 115,957
 shares of common
 stock in accordance
 with stock purchase
 plan and stock option
 plan  (Notes 5 and 6)    115,957     336,717  (230,750)          -           -      132,967
Sale of company stock
 net of offering
 expenses of $442,109   1,840,000  10,620,794         -           -           -   10,620,794
Income tax benefit
 from stock options
 exercised (Note 4)            -      131,000         -           -           -      131,000

Balance June 1, 1997    4,075,333  18,055,290  (203,750)  1,053,483      30,788   18,935,811
Comprehensive income:
  Net income                   -            -         -   1,317,718           -    1,317,718
  Net change in
   foreign currency
   translation adjustment      -            -         -           -    (928,915)    (928,915)
     Total comprehensive
       income                                                                        388,803
Issuance of 86,025 shares
 of common stock in
 accordance with stock
 purchase plan and
 stock option plan
 (Notes 5 and 6)           86,025     303,507         -           -           -      303,507

Balance, May 31, 1998   4,161,758  18,358,797  (203,750)  2,371,201    (898,127)  19,628,121
Comprehensive income:
  Net income                    -           -         -   1,988,116           -    1,988,116
  Net change in foreign
   currency translation
   adjustment                   -           -         -           -     298,790      298,790
    Total comprehensive
     income                                                                        2,286,906
Issuance of 132,166
 shares of common
 stock in accordance
 with stock purchase
 plan and stock option
 plan (Notes 5 and 6)     132,166     636,203         -           -           -      636,203
Issuance of 78,895
 shares of common
 stock in connection
 with acquisition
 of LZR Electronics,
 Inc. (Note 1)             78,865     500,000         -           -            -     500,000
Repayment of note
 receivable from sale
 of common stock                -           -    58,750           -            -      58,750
Income tax benefit
 from stock options
 exercised (Note 4)             -     332,000         -           -            -      332,000

Balance, May 30, 1999   4,372,789 $19,827,000 $(145,000) $4,359,317    $(599,337) $23,441,980

See Notes To Consolidated Financial Statements.



AULT INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended May 30, 1999, May 31, 1998 and June 1, 1997

                                   1999          1998            1997

Cash Flows From Operating Activities
  Net income                          $1,988,116     $1,317,718     $2,365,079
  Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
  Depreciation                           620,805        528,193        489,950
  Amortization                           191,576         36,306          3,025
  Loss (gain) on disposal of
   equipment                               1,437         28,830         (4,117)
  Deferred taxes                          71,198        415,000       (681,000)
  Changes in assets and
   liabilities, net effect
   of acquisition:
    (Increase) decrease in:
      Trade receivables               (4,024,584)     2,640,944     (1,550,600)
      Inventories                       (253,329)       645,568         10,867
      Prepaid and other expenses         (17,715)        42,479       (200,322)
      Trading securities                  16,260        (17,475)      (848,699)
    Increase (decrease) in:
      Accounts payable                   583,830       (103,926)      (981,624)
      Accrued expenses                  (117,863)      (500,231)       120,091
      Income tax payable                (188,830)      (232,597)       536,151
      Net cash provided by
       (used in)
       operating activities           (1,129,099)     4,800,809       (690,389)

Cash Flows From Investing Activities
 Purchase of property and
  equipment                           (1,988,716)    (1,467,732)    (1,204,925)
 Acquisition of LZR
  Electronics, Inc.                   (2,554,509)             -              -
 (Increase) decrease in
  intangibles and other assets            39,645         82,739       (163,846)
    Net cash used in
     investing activities             (4,503,580)     (1,384,993)   (1,368,771)

Cash Flows From Financing Activities
 Net borrowings (payments) on
  revolving credit agreement             729,133        (519,228)   (4,862,124)
  Proceeds from long-term
   borrowings                          1,490,724         300,000       524,140
  Proceeds from issuance of
   common stock                          636,203         303,507       132,967
  Payments received from notes
   receivable arising from
   sale of common stock                   58,750               -             -
  Principal payments on long-
   term borrowings                      (170,246)       (313,475)   (1,206,650)
  Proceeds from sale of common
   stock, net of $442,109 of
   expenses                                    -               -    10,620,794
     Net cash provided by
      (used in)
      financing activities             2,744,564        (229,196)    5,209,127

(continued)

See Notes to Consolidated Financial Statements.

AULT INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended May 30, 1999, May 31, 1998 and June 1, 1997

                                         1999              1998         1997

Effect of Foreign Currency
 Exchange Rate Changes on Cash           256,598        (928,915)      114,716
   Increase (decrease) in cash
    and cash equivalents              (2,631,517)      2,257,705     3,264,683

Cash and Cash Equivalents
 Beginning                             5,934,794       3,677,089       412,406
 Ending                               $3,303,277      $5,934,794    $3,677,089

Supplemental Schedule of
 Noncash Investing and
 Financing Activities
  Acquisition of LZR
   Electronics, Inc.:
    Fair value of assets
     purchased:
      Inventories                     $1,863,260             $ -           $ -
      Prepaid expenses                    48,366               -             -
      Property and equipment             193,298               -             -
      Goodwill                         1,400,000               -             -

       Total assets purchased          3,504,924               -             -

    Liabilities assumed
     and debt issued:
      Accounts payable                  (421,080)              -             -
      Accrued expenses                   (29,335)              -             -
      Convertible note payable          (500,000)              -             -
       Cash purchase price            $2,554,509             $ -           $ -

    Construction payable
     for new facility                   $734,972             $ -           $ -

Supplemental Disclosures
 of Cash Flow Information
  Cash payments for:
    Interest                            $145,588        $147,149      $534,803
    Taxes                                971,063         420,370        59,433


See Notes to Consolidated Financial Statements.

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: The Company and its subsidiary operate in one business segment which includes the design, manufacturing, and marketing of power conversion products, principally to original equipment manufacturers of data communications equipment, microcomputers and related peripherals, telecommunications equipment, and portable medical equipment. Sales are to customers worldwide, and credit is granted based upon the credit policies of the Company.

A summary of the Company's significant accounting policies follows:

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Ault Incorporated, its wholly owned subsidiary, Ault Korea Corporation, and its wholly owned subsidiary, Ault Xianghe Co. Ltd. (located in China), which commenced operations in May 1997. All significant intercompany transactions have been eliminated. The foreign currency translation adjustment represents the translation into United States dollars of the Company's investment in the net assets of its foreign subsidiary in accordance with the provisions of Statement of Financial Accounting Standards No. 52.

Acquisition: On December 1, 1998, the Company acquired the power supply division of LZR Electronics, Inc., a manufacturer, developer, and seller of power supplies, for approximately $3,050,000. The purchase method has been used to account for this transaction, with results of operations included in the financial statements from the date of acquisition.

Unaudited pro forma results of operations for the years ended May 30, 1999, and May 31, 1998, as though the Company acquired LZR
Electronics, Inc. as of June 2, 1997, are as follows:

                               1999                  1998

Revenues                       $54,050,000           $47,577,000
Net income                       2,018,000             1,285,000
Basic earnings per share              0.48                  0.31
Diluted earnings per share            0.46                  0.30

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

Reclassifications: Certain 1998 and 1997 amounts have been reclassified to be consistent with the 1999 presentation.

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

Investment in trading securities: Trading securities are held for resale in anticipation of short-term (generally 90 days or less) fluctuations in market prices. Trading securities, consisting of preferred stock, are stated at fair value, which approximates cost at May 30, 1999, and May 31, 1998. Realized and unrealized gains and losses are included in income, and have been immaterial.

Prepaid and other expenses: Prepaid and other expenses at May 30, 1999, and May 31, 1998, include refundable value-added tax and refundable custom duties relating to the Korean operations of approximately $168,000 and $236,000, respectively.

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.     Nature of Business and Significant Accounting Policies
(continued)

Intangibles: Intangibles consist primarily of goodwill, which is being amortized using the straight-line method over its economic useful life, which has been estimated to be 15 years.

Depreciation: Depreciation is based on the estimated useful lives of the individual assets. The methods and estimated useful lives are as follows:

                                      Method                   Years

Building                         Straight-line                   36
Machinery and equipment          Straight-line                 3-10
Office furniture
 and equipment                   Straight-line                 5-15
Data processing                  Double declining balance
 equipment                        and straight-line             3-5
Leasehold improvements           Straight-line                 Life of lease


Retirement and severance benefits: Retirement and severance benefits represents the accrual of compensation expense, net of deposits, for the Korean operations' employees that is payable upon termination of employment.

The Company does not fund the retirement and severance benefits accrued, but rather provides for the estimated accrued liability under the plans as of the balance sheet date. Under the National Pension Scheme of Korea, the Company is required to transfer a certain portion of the retirement allowances of employees to the National Pension Fund. The amount transferred reduces the retirement and severance benefit liability recorded in the accompanying financial statements.

Revenue recognition: Revenue from product sales is recognized when shipped.

Design engineering: Design engineering costs are those incurred for research, design, and development of new products and redesign of existing products. These costs are expensed currently.

Advertising expense: The Company expenses advertising costs as incurred. Advertising expenses of approximately $229,000, $294,000, and $106,000 were charged to operations during the years ended May 30, 1999, May 31, 1998, and
June 1, 1997, respectively.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Investments in trading securities: The fair value of these investments is based on quoted market prices. The carrying amount approximates fair value.

Long-term debt: The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying value of the long-term debt approximates fair value.

Earning per share: Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period adjusted by common share equivalents related to stock options (when dilutive), warrants, and the employee stock purchase plan. Options to purchase 227,413, 217,435, and 31,250 shares of common stock were outstanding during the years ended May 30, 1999, May 31, 1998, and June 1, 1997, respectively, but were excluded from the computation of common stock equivalents because they were anti-dilutive.

The following table reflects the calculation of basic and diluted earnings per share:

                                              May 30,     May 31,     June 1,                                         31,       1,
                                                1999        1998        1997

Numerator:
 Income available to common
  shareholders                             $1,988,116  $1,317,718  $2,365,079
Denominator:
 Basic-weighted-average
  shares outstanding                        4,195,849   4,136,059   3,011,062
 Effect of dilutive shares:
   Stock options outstanding                  218,443     118,113     263,488
   Warrants outstanding                           173           -       5,159
 Diluted-weighted-average
  shares outstanding                        4,414,465   4,254,172   3,279,709

Basic earnings per share                        $0.47       $0.32       $0.79

Diluted earnings per share                      $0.45       $0.31       $0.72

Comprehensive income: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement requires reporting items which are components of other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities, and is presented in the statements of stockholders' equity. The adoption of Statement No. 130 had no impact on total stockholders' equity.

The Company initially applied Statement No. 130 for the year ended May 30, 1999. Prior-year financial statements have been reclassified to conform to the requirements of Statement No. 130.

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note  1.      Nature  of Business and Significant Accounting  Policies
(continued)

Fiscal year: The Company operates on a 52- to 53-week fiscal year. The fiscal years for the financial statements presented end May 30, 1999, May 31, 1998, and June 1, 1997, all of which contain 52 weeks.

Note 2.   Inventories

The components of inventory at May 30, 1999, and May 31, 1998, are as follows:

                                        1999                1998

Raw materials                     $4,958,646          $3,743,940
Work in process                      216,341             277,943
Finished goods                     3,875,618           2,594,476
                                  $9,050,605          $6,616,359


Note 3.   Financing Arrangement and Long-Term Debt

Financing arrangement: On June 2, 1999, the Company entered into a new financing agreement which includes a $4,000,000 revolving line-of-credit agreement through December 1, 1999. Interest on advances is at the bank's reference rate less one-half percent, 7.75 percent at May 30, 1999. All advances are due on demand and are secured by substantially all assets of the Company. In addition, the agreement contains certain reporting and operating covenants, one of which is a restriction on the payment of any dividends. Advances outstanding on the revolving line of credit were $729,133 at May 30, 1999. Also, the Company's Korean subsidiary maintains a facility agreement to cover bank overdrafts, short-term financing, and export financing. Advances outstanding relating to the Korean facility were $698,481 and $236,468 at May 30, 1999, and May 31, 1998, respectively.

Long-term debt:
                                              May 30, 1999        May 31, 1998

7.97% term loan, due in monthly
 installments of $7,320, including
 interest to November 2001, secured
 by equipment                                    $198,501            $267,502
8.0% term loan, due in monthly
 installments of $7,340, including
 interest to February 2001,
 secured by equipment                             143,221             215,665
7.2% term loan, due in monthly
 installments of $7,978, including
 interest to December 2003,
 secured by equipment                             371,199                   -
7.5% note payable, quarterly
 interest payments until August 1999,
 thereafter due in quarterly
 principal installments of $46,588,
 plus interest, through November 2001,
 secured by Korean Government-funded agency       372,702                   -
7.5% note payable, quarterly
 interest payments until April 2000,
 thereafter due in quarterly
 principal installments of $52,464
 plus interest, through April 2002,
 secured by Korean
 Government-funded agency                         419,709                   -
8.0% note payable, due in quarterly
 installments of $20,985 plus interest,
 through April 2000, secured by land,
 buildings, and Korean
 Government-funded agency                          83,942                   -
6.5% note payable                                       -             143,576
Total                                           1,589,274             626,743

Less current maturities                           410,910             213,233
                                               $1,187,364            $413,510

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3.  Financing Arrangement and Long-Term Debt (continued)

Approximate maturities of long-term debt for years subsequent to May 30, 1999, are as follows:


    2000                                                    $402,000
    2001                                                     618,000
    2002                                                     428,000
    2003                                                      88,000
    2004                                                      53,000
                                                          $1,589,000

Note 4.     Income Taxes

Pretax income (loss) for domestic and foreign operations was as follows:

                                       May 30,       May 31,         June 1,
                                        1999          1998            1997

Domestic                            $2,729,229    $1,516,396      $2,394,204
Foreign                                118,887       410,322        (119,125)
Total                               $2,848,116    $1,926,718      $2,275,079

The components of the provision (benefit) for income taxes are as follows:

                                       May 30,       May 31,         June 1,
                                        1999          1998            1997

Current:
    Domestic (a)                      $699,000      $129,000        $543,000
    Foreign                             10,000        21,000               -
    State                               74,000        44,000          48,000
Deferred                                77,000       415,000        (681,000)
                                      $860,000      $609,000        $(90,000)

                                       May 30,       May 31,         June 1,
                                        1999          1998            1997

Domestic tax expense before
 application of tax credits and
 net operating loss and
 tax credit carryforwards             $903,000      $346,000        $811,000
Federal net operating loss                   -             -         (65,000)
Tax credits                           (204,000)     (217,000)       (203,000)
Domestic tax expense                  $699,000      $129,000        $543,000


AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4.     Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended May 30, 1999, May 31, 1998, and June 1, 1997, due to the following:

                                        1999          1998             1997

Computed expected tax
 provision (benefit)                  $968,000      $655,000         $774,000
Increase (decrease) in income
 taxes resulting from:
  Nondeductible expenses                 8,000         9,000           28,000
  State income taxes, net
   of federal benefit                   67,000        39,000           82,000
  Foreign taxes at higher
   (lower) rates                       (30,000)      (66,000)          12,000
Utilization of net operating loss
 and tax credit carryforwards                -             -         (303,000)
Current year R&D tax credits:
 Domestic                              (80,000)            -                -
 State                                 (79,000)            -                -
Reduction in valuation allowance             -       (28,000)        (711,000)
Nonutilization of foreign tax benefit        -             -           28,000
Other                                    6,000             -                -
                                      $860,000      $609,000         $(90,000)

Net deferred taxes consist of the following components as of May 30, 1999 and May 31, 1998:

                                               1999              1998

Deferred tax assets:
 Tax credit carryforwards                            $49,000         $124,000
 Allowance for doubtful accounts                      12,000           13,000
 Future income tax benefit from
  stock options exercised                            181,000                -
 Accrued vacation                                     42,000           28,000
 Accrued warranty                                     30,000           33,000
 Equipment and leasehold improvements                 56,000           68,000
                                                    $370,000         $266,000

The components giving rise to the net deferred tax asset described above have been included in the accompanying consolidated balance sheet as of May 30, 1999, as follows:


Current assets                                                       $265,000
Noncurrent assets                                                     105,000


At June 1, 1997, the Company reduced the valuation allowance to reflect the deferred tax assets utilized in 1997 to reduce current income taxes and to recognize net deferred tax assets of $681,000 at June 1, 1997. The recognized deferred tax assets results from the expected utilization of net operating losses and tax credit carryforwards and reversal of certain temporary differences.

The Company has assessed its past earnings history and trends, budgeted sales, and expiration of dates of carryforwards and has determined that it is more likely than not that the $370,000 of deferred tax assets at May 30, 1999, will be realized.

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4.  Income Taxes (continued)

At May 30, 1999, the Company had research and development tax credit carryforwards of approximately $49,000 available to reduce future income taxes in Minnesota for income tax purposes. These credits expire in varying amounts as follows:

                2009                    $9,000
                2010                    14,000
                2011                     1,000
                2014                    25,000
                                       $49,000

Note 5.   Employee Benefit Plans

Profit sharing plan: The Company has a profit sharing plan covering substantially all U.S. employees. The Company is required to match 25 percent of the employees' first 6 percent of contributions and may make additional contributions to the plan to the extent authorized by the Board of Directors. The contribution amounts charged to operating expenses in the years ended May 30, 1999, May 31, 1998, and June 1, 1997, approximated $45,000, $39,000, and $37,000, respectively.

Stock purchase plan: On March 10, 1996, the Company established a stock purchase plan in which up to 100,000 shares of common stock may be purchased by employees. The purchase price is equal to the lesser of 85 percent of the fair market value of the shares on the date the phase commences or 85 percent of the fair market value of the shares on the termination date of the phase. Each phase is one year from the commencement date of a phase. There were 11,766, 10,825, and 13,957 shares purchased under this plan during the years ended May 30, 1999, May 31, 1998, and June 1, 1997, respectively.

Note 6.   Stock Option Plan

The Company's 1986 and 1996 stock option plan has reserved 600,000 and 500,000 common shares, respectively, for issuance under qualified and nonqualified stock options for its key employees and directors.
Option prices are the market value of the stock at the time the option was granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998, and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

                                         1999           1998            1997

Net income, as reported              $1,988,116     $1,317,718      $2,365,079
Net income, pro forma                 1,305,841        700,698       1,969,063
Net income per share,
 basic, as reported                        0.47           0.32            0.79
Net income per share,
 diluted, as reported                      0.45           0.31            0.72
Net income per share,
 basic, pro forma                          0.31           0.17            0.65
Net income per share,
 diluted, pro forma                        0.29           0.17            0.60


AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6.     Stock Option Plan (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997:

                                         1999       1998      1997

Expected dividend yield                   $ -        $ -       $ -
Expected stock price volatility        71.51%     63.14%    67.68%
Risk-free interest rate                 5.24%      6.04%     6.18%
Expected life of options              4 years    4 years   5 years


The pro forma effect on net income in 1999, 1998, and 1997 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

Additional information relating to all outstanding options as of May 30, 1999, May 31, 1998, and June 1, 1997, is as follows:

                              1999              1998                   1997
                           Weighted-          Weighted-              Weighted-
                             Average          Average                 Average
                            Exercise          Exercise               Exercise
                       Shares     Price    Shares   Price        Shares    Price

Options outstanding at
 beginning of year    512,550     $5.86   426,750   $4.44        345,250   $2.37
Options exercised    (120,400)     4.79   (75,200)   3.30       (102,000)   2.68
Options expired       (18,000)     8.50    (2,500)   7.75              -       -
Options granted       301,100      3.98   163,500    8.43        183,500    7.35
Options outstanding
 at end of year       675,250     $5.14   512,550   $5.86        426,750   $4.44
Options exercisable
 at end of year       352,300     $5.02   283,175   $4.65        204,750   $3.16
Weighted-average
 fair value of options
 granted during
 the year                         $3.14             $4.66                  $4.34


The following table summarizes information about stock options outstanding at May 30, 1999:

                           Options Outstanding             Options Exercisable
                          Weighted-
                Number    Average       Weighted-         Number       Weighted-
 Range of    Outstanding   Remaining    Average       Exercisable     Average
 Exercise     at May 30,  Contractual   Exercise       at May 30,      Exercise
 Prices         1999      Life (Years)   Price            1999         Price

$1.19-$1.63     29,000        5.0         $1.20          29,000         $1.20
 2.13- 2.75     91,000        5.2          2.37          91,000          2.37
 3.25- 3.875   270,250        8.8          3.77          60,925          3.72
 5.06- 6.53     71,000        7.4          6.28          55,375          6.24
 7.75- 8.625   214,000        7.6          8.20         116,000          8.14
$1.19-$8.625   675,250        7.7         $5.14         352,300         $5.02


Note 7.  Stockholders' Equity
The Board of Directors is empowered to establish and to designate classes and series of preferred shares and to set the terms of such shares, including terms with respect to redemption, dividends, liquidation, conversion, and voting rights. The Restated Articles of Incorporation provide that the preferred shares are senior to the common shares with respect to dividends and liquidation. No preferred shares have been issued.
AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7.     Stockholders' Equity (continued)

The Company has a shareholders' rights plan. Under this plan, a Class A, Junior Participating Preferred Stock with no par value was created. In addition, a dividend of one right was declared for each share of common stock at an exercise price of $36 per right and a redemption price of $0.001 per right. Each right is equal to a right to purchase one one-hundredth of a share of the Class A, Junior Participating Preferred Stock. 100,000 shares of preferred stock are reserved for the exercise of the rights. No rights were exercised during the years ended May 30, 1999, May 31, 1998, and June 1, 1997.

The Company has notes receivable from certain officers of the Company arising from the sale of common stock recorded as an offset to stockholders' equity. The notes are due in September 2001.

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

Approximate minimum annual rental commitments at May 30, 1999, are as follows:

                   2000                     $225,000
                   2001                      138,000
                   2002                      126,000
                   2003                      128,000
                   2004                       84,000
                                            $701,000

Total rental expense for the years ended May 30, 1999, May 31, 1998, and June 1, 1997, was approximately $511,000, $391,000, and $456,000, respectively.

Long-term financing: In connection with the construction of the new manufacturing/office facility, the Company obtained a short-term advancing term note up to $3,200,000 through January 1, 2000. No advances were outstanding on this term note as of May 30, 1999. Total costs to construct this facility are estimated at $5,000,000. The Company plans to obtain long-term financing for this facility during fiscal 2000.


Note 9.  Segment Information and Foreign Operations
The Financial Accounting Standards Board has issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires disclosure of certain information for each reportable segment, including general information, profit and loss information, segment assets, etc. The Company initially applied Statement No. 131 for the year ended May 30, 1999.

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9.  Segment Information and Foreign Operations (continued)

The Company conducts its business within one reportable segment: the power conversion product industry. Foreign manufacturing is done by the Korean subsidiary, including its wholly owned subsidiary located in China, and certain nonaffiliated companies in China and Thailand. All United States manufacturing is done by Ault Incorporated. A summary of the Company's revenues, net income, and identifiable assets by geographic area is presented below:

                                 May 30,        May 31,           June 1,
                                  1999           1998              1997

Revenues:
 Domestic operations          $49,366,148    $39,849,215        $39,022,322
 Korean and Chinese
  operations-customers          1,572,045      1,287,017            989,468
 Korean and Chinese
   operations-parent            8,310,867      9,056,631          7,965,817
 Eliminations                  (8,310,867)    (9,056,631)        (7,965,817)
 Consolidated                 $50,938,193    $41,136,232        $40,011,790

Net income (loss):
 Domestic operations           $1,879,164       $964,396         $2,473,815
 Korean and Chinese
   operations                      44,812        419,261           (165,190)
 Eliminations                      64,140        (65,939)            56,454
 Consolidated                  $1,988,116     $1,317,718         $2,365,079

Identifiable assets:
 Domestic operations          $31,287,114    $24,381,633        $24,231,186
 Korean and Chinese
   operations                   8,770,190      7,108,449          7,435,977
 Eliminations                  (6,754,021)    (6,072,768)        (5,572,702)
 Consolidated                 $33,303,283    $25,417,314        $26,094,461


Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.

Export sales: The Company also had foreign export sales amounting to 14.3, 27.1, and 20.4 percent of total sales for the years ended May 30, 1999, May 31, 1998, and June 1, 1997, respectively.

Other foreign production: In addition to the manufacturing done by the Korean subsidiary, the Company has subcontracting agreements for the purchase of finished assemblies from certain manufacturers in China and Thailand. Total purchases under these agreements were approximately $20,525,000, $15,340,000, and $15,248,000 for the years ended May 30, 1999, May 31, 1998, and June 1, 1997, respectively.

Note 10.  Major Customer

The Company had a major customer during the years ended May 30, 1999, May 31, 1998, and June 1, 1997, as follows:

                                          For the Years Ended
                                         May 30,   May 31,   June 1,
                                            1999      1998      1997

Customer A:
 Sales percentage                          13.3%      2.3%      3.3%
 Accounts receivable percentage             9.2%      8.3%      5.3%


ITEM 8 (b) SUPPLEMENTAL FINANCIAL INFORMATION

                       QUARTERLY FINANCIAL DATA
                              (Unaudited)
             (Amounts in Thousands, Except Per Share Data)

                                             FISCAL
                                                QUARTERS

                                        1ST      2ND        3RD         4TH

                                               (Unaudited)

1999

Net Sales (Note 10)                   $11,337  $11,046    $13,965    $14,590

Gross Profit                            3,062    3,051      3,806      4,099

Income Before Income Taxes                718      656        942        532

Net Income                                475      463        606        444

Earnings Per Share (Note 1)
  Basic                                 $0.11    $0.11      $0.14      $0.10
  Diluted                                0.11     0.11       0.14       0.10

1998

Net Sales                              $9,423  $10,954    $10,294    $10,465

Gross Profit                            2,208    2,868      2,673      3,010

Income Before Income Taxes                146      753        361        666

Net Income                                 87      509        282        439

Net Income Per Share:
  Basic                                 $0.02    $0.12      $0.07      $0.11
  Diluted                                0.02     0.12       0.07       0.10


See NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                               PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 405 under Registration S-K with respect to the Company's executive officers is contained under Item 1, Narrative Description of The Business -- Executive Officers of the Registrant. The information required by this item with respect to directors will be presented under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting to be held on September 30, 1999 and is expressly incorporated herein by reference. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days from the end of the Company's 1999 fiscal year.

Information called for by item 405 under Regulation S-K with respect to the information relating to compliance with 16(a) of the Exchange Act is presented under the caption "Compliance with Section 16(a) of the Securities Exchange Act 1934" in the Company's definitive proxy statement for its Annual Meeting to be held on September 30, 1999 and is expressly incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 403 under Regulation S-K, to the extent applicable, will be set forth under the caption "Executive Compensation and Other Information" under "General" in the Company's definitive proxy materials for its September 30, 1999 Annual Meeting to be filed within 120 days from the end of the Company's fiscal 1999 which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information called for by Item 403 under Regulation S-K, to the extent applicable, will be set forth under the caption "Security Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for its September 30, 1999 Annual Meeting to be filed within 120 days from the end of the Company's fiscal year 1999, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

                               PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS

(a)(1) The following financial statements are included in Part II, Item 8:

                                                                   Page

          Independent Auditor's Report                              19

          Consolidated Financial Statements

          --Balance Sheets, May 30, 1999 and May 31, 1998           20

          --Consolidated Statements of Income for the Years
            Ended May 30, 1999, May 31, 1998 and June 1, 1997       22

          --Consolidated Statements of Stockholders' Equity
            for the Years Ended May 30, 1999, May 31, 1998
            and June 1, 1997                                        23

          --Consolidated Statements of Cash Flows for the
            Years Ended May 30, 1999, May 31, 1998 and
            June 1, 1997                                            24

          --Notes to Consolidated Financial Statements              26

(2) The following financial statements schedule for the years ended May 30, 1999, May 31, 1998 and June 1, 1997 are submitted herein following the signature page of this report.

          --Independent Auditor's Report on the Supplementary
            Information Schedule                                    41

          --Schedule II - Valuation and Qualifying Accounts         42

     All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements of notes thereto.


(3)  Exhibits

     The Exhibits required to be filed with this report or incorporated by reference are listed in the Exhibit Index, which follows the Financial Statements Schedules.

     (b)  Reports on Form 8-K during 3 months ended May 30, 1999 - None



                                        SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ault Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED


/s/ Frederick M. Green                                     August 20, 1999
Frederick M. Green
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                              Power of Attorney

Each person whose signature appears below constitutes and appoints FREDERICK
M. GREEN and CARLOS S. MONTAGUE as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting along, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


Signature                       Title                           Date

/s/Frederick M. Green         President, Chief               August 25, 1999
Frederick M. Green            Executive Officer and
                              Director

/s/Carlos S. Montague         Vice President,                August 25, 1999
                              Treasurer, Chief
                              Financial Officer,
                              Assistant Secretary and
                              Controller*

/s/Matthew A. Sutton          Director                       August 25, 1999
Matthew A. Sutton

/s/Frank L. Sims              Director                       August 25, 1999
Frank L. Sims

/s/Delbert W. Johnson         Director                       August 25, 1999
Delbert W. Johnson

/s/John G. Kassakian          Director                       August 25, 1999
John G. Kassakian

/s/David P. Larkin            Director                       August 25, 1999
David P. Larkin

/s/James M. Duddleston        Director                       August 25, 1999
James M. Duddleston



*Principal Financial Officer and Principal Accounting Officer

****************************************************************************
                  SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934

                                    OF

                             AULT INCORPORATED

                                   FOR

                           YEAR ENDED MAY 30, 1999




*****************************************************************************


                         FINANCIAL STATEMENT SCHEDULES


*****************************************************************************



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

McGladrey & Pullen, LLP



Minneapolis, Minnesota
July 9, 1999



AULT INCORPORATED AND SUBSIDIARY                                     SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Years Ended May 30, 1999, May 31, 1998 and June 1, 1997

                                  Balance at   Charged to             Balance at
                                  Beginning     Costs and                 End of
                                  of Period      Expenses  Deductions     Period

Year ended May 30, 1999:
 Allowance for doubtful accounts    $31,000       $47,000   $48,000 (a)  $30,000
 Reserve for warranties              83,000        32,000    41,000       74,000

Year ended May 31, 1998:
 Allowance for doubtful accounts    120,000        95,000   184,000 (a)   31,000
 Reserve for warranties              81,000        97,000    95,000       83,000

Year ended June 1, 1997:
 Allowance for doubtful accounts    116,000        50,000    46,000 (a)  120,000
 Reserve for warranties              77,000        72,000    68,000       81,000


(a) Represents charge-off of accounts receivable, net of recoveries.




*****************************************************************************

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-K



               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                OF THE SECURITIES AND EXCHANGE ACT OF 1934

                                   OF

                            AULT INCORPORATED

                                  FOR

                           YEAR ENDED MAY 30, 1999


******************************************************************************

                                 EXHIBITS


******************************************************************************



                           AULT INCORPORATED

                           EXHIBIT INDEX TO
                      FORM 10-K FOR THE YEAR ENDED
                                May 30, 1999


Required Registration S-K
Exhibit Items

SK Reference

            Title of Documents          Location

3(a)        Restated Articles of        Filed as Exhibit 3(a) to Form 10-K for
            Incorporation, as amended   fiscal 1988 and incorporated herein by
                                        reference

3(b)        Bylaws, as amended          Filed as Exhibit 3(b) to Registration
                                        Statement No. 2-85224 and incorporated
                                        herein by reference

3(c)        Amendment to Articles       Filed herewith as Exhibit 3(c)
            of Incorporation

4.1         Rights Agreement            Filed electronically on Form 8-K for
                                        March 1996 and herein incorporated by
                                        reference

10.1        Management Incentive        Filed as Exhibit 10(b) to Registration
            Compensation Plan           Statement 2-85224 and incorporated
                                        herein by reference

10.2        1986 Employee Stock         Filed as Exhibit 10(c) to Form 10-K for
            Option Plan                 fiscal 1987 and incorporated herein
                                        by reference

10.3        Ten Year Building Lease     Filed as Exhibit 10(c) to Form 10-L for
            Contract                    fiscal 1987 and incorporated herein
                                        by reference

10.4        Financing Agreement on      Filed as Exhibit 10(f) to Form 10-K for
            Credit Facility             fiscal 1995 and incorporated herein
                                        by reference

10.5        First and Second            Filed electronically as Exhibit 10(g) to
            Amendments to Financing     Form 10-K for fiscal 1996 and herein
            Agreement on Credit         incorporated by reference
            Facility

10.6        Employee Stock Purchase     Filed electronically Commission File
            Plan                        #333-4609 and herein incorporated by
                                        reference

10.7        Amended and Restated        Filed herewith as Exhibit 10(h)
            Letter Loan Agreement
            (Replaced former 10.7)

10.8        1986 Employee stock         Filed electronically.  Commission File
            Option plan, Amended        #333-4609 and herein incorporated by
                                        reference

10.9        1996 Employee stock         Filed electronically.  Commission File
            Option plan                 #333-4609 and herein incorporated by
                                        reference

10.10       Cost Plus Construction      Filed herewith as Exhibit 10(i)
            Contract

11          Computation of Per Share    Filed herewith at page 45
            Earnings

21          Subsidiary of Registrant    Filed as Exhibit 21 to Form 10-K for
                                        fiscal 1997 and incorporated herein
                                        by reference

23          Consent of Independent      Filed herewith at page 87
            Auditors

27          Financial Data Schedule     Filed electronically


Pursuant to provisions of Item 601(b)(A)(iii)(a) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt of the Company are not being filed and in lieu thereof, Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.