Form 10-Q
period 1999-08-29
AULT INC
filed 1999-10-12
CIK 723639

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


     [ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended August 29, 1999

               Commission file number 0-12611

                      AULT INCORPORATED

       MINNESOTA                            41-0842932
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

                   7105 Northland Terrace
              Minneapolis, Minnesota 55428-1534
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



                                            Outstanding at
          Class of Common Stock             August 29, 1999
                   No par value             4,383,787 shares



                       Total pages 19
                  Exhibits Index on Page 18



                                                                  Page 2
PART 1.  FINANCIAL INFORMATION

                ITEM 1 - FINANCIAL STATEMENTS

               AULT INCORPORATED & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME
          (in Thousands, Except Amounts Per Share)

                                            (Unaudited)
                                           First Quarter
                                               Ended

                                          August      August
                                           29,          30,
                                           1999        1998
Net Sales                                 $13,535     $11,337

Cost of Goods Sold                          9,959       8,275

   Gross Profit                             3,576       3,062

Operating Expenses
  Marketing                                 1,200       1,035
  Design Engineering                          820         485
  General & Administrative                  1,242         907

                                            3,262       2,427

  Operating Income                            314         635

Other Income (Expense)
  Interest Expense                            (50)        (29)
  Other                                        30         112

  Income Before Income Taxes (Note 2)         294         718
Income Taxes                                   82         243

Net Income                                   $212        $475

Earnings Per Common and Equivalent
  Share Outstanding (Note 3):
    Basic EPS                               $0.05       $0.11
    Diluted EPS                             $0.05       $0.11

Common and equivalent shares
  outstanding:
    Basic EPS                           4,427,558   4,161,758
    Diluted EPS                         4,631,848   4,264,337

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page 3
PART 1.  FINANCIAL INFORMATION

                ITEM 1 - FINANCIAL STATEMENTS

               AULT INCORPORATED & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME
          (in Thousands, Except Amounts Per Share)

                                            (Unaudited)
                                           First Quarter
                                               Ended

                                        August 29,   August 30,
                                           1999         1998
Net Income                                   $212       $475

Other Comprehensive Income Net of Tax:
   Foreign Currency Translation
    adjustments (Note 11)                     (22)       121

Comprehensive Income                         $190       $596




See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                  Page 4
               AULT INCORPORATED & SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                       (in Thousands)

                                       (Unaudited)
                                        August 29,      May 30,
                                          1999           1999
Assets:
Current Assets
Cash & Cash Equivalents (Note 4)           $2,853        $3,303
Investment in Trading Securities (Note 4)     847           850
Trade Receivables, Less Allowance
  for doubtful Accounts of $47,000 at
  August 29, 1999, and $30,000 at
  May 30, 1999                             11,104        10,467

Raw Material                                5,492         4,959
Work in Process                               157           216
Finished Goods                              3,947         3,876

  Prepaid and Other Expenses (Note 5)         639           854
  Deferred Taxes                              265           265

      Total Current Assets                 25,304        24,790

Other Assets:

  Patents, (Note 6)                         1,526         1,560
  Deferred Taxes                              105           105
  Other                                        10            40

                                            1,641         1,705

Property Equipment and Leasehold
 Improvements at Cost:
   Land                                     2,117         2,117
   Building                                 1,109           816
   Machinery and Equipment                  7,008         6,423
   Office Furniture                           996           930
   E.D.P. Equipment                         1,474         1,465
   Leasehold Improvements                     686           975
   Construction in Progress                 1,535           815

                                           14,925        13,541

   Less Accumulated Depreciation            6,915         6,733

      Net Equipment and Leasehold
       Improvements                         8,010         6,808

         Total Assets                     $34,955       $33,303

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                  Page 5
               AULT INCORPORATED & SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                       (in Thousands)

                                          (Unaudited)
                                           August 29,        May 30,
                                              1999            1999

Liabilities and Stockholders' Equity:
Current Liabilities
  Note Payable to Bank                        $2,785          $1,428
  Current Maturities of Long-Term Debt
   (Note 7)                                      408             402
  Accounts Payable                             5,535           5,557
  Accrued Expenses:
    Compensation (Note 8)                        511             417
    Other (Note 9)                               806             622
    Income Taxes Payable                        (112)

  Total Current Liabilities                    9,933           8,426

Long-Term Debt, Less Current Maturities
   Included Above (Note 7)                     1,113           1,187

Deferred Rent Expense                                             14

Retirement and Severance Benefits                277             234
  (Note 10)

Stockholders' Equity:
  Preferred Stock, No Par Value,
   Authorized, 1,000,000 Shares; None Issued.
  Common Shares, No Par Value, Authorized
   10,000,000 Shares; Shares Outstanding:
   August 29, 1999; and May 30, 1999;
   4,383,787 shares                           19,827          19,827
   Less Note Receivable From Sale of
     Common Stock                               (145)           (145)
   Retained Earnings                           4,571           4,359
   Accumulated Other Comprehensive
    Income (Note 11)                            (621)           (599)

         TOTAL                                23,632          23,442

Total Liabilities and
  Stockholders' Equity                       $34,955         $33,303

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page 6


               AULT INCORPORATED & SUBSIDIARY
       COMPUTATION OF CONSOLIDATED EARNINGS PER SHARE
                       (In Thousands)

                                                   (Unaudited)
                                                Three Months Ended
                                              August 29,      August 30,
                                                 1999            1998
Cash Flows From Operating Activities
   Net Income:                                    $212            $475
     Adjustments to Reconcile Net Income to
      Net Cash (Used in) Operating Activities:
       Depreciation/Amortization                   215             160
       Decrease (Increase) in Market Value of        3             (14)
        Securities
   Changes in Assets and Liabilities:
       (Increase) Decrease In:
       Trade Receivables                          (637)         (1,779)
       Inventories                                (545)             12
       Prepaid and Other Expenses                  230            (149)
       (Decrease) Increase in:
       Accounts Payable                            (20)          1,070
       Accrued Expenses                            278             202
       Income Tax Payable                         (112)             45

   Net Cash Provided by (Used in)
    Operating Activities                          (376)             22

Cash Flows From Investing Activities:
   Purchase of Equipment and Leasehold
    Improvements                                (1,384)           (234)
   Decrease in Other Assets                                        121

   Net Cash Used in Investment Activities       (1,384)           (113)

Cash Flows From Financing Activities:
   Net Borrowings on Revolving Credit
    Agreements                                   1,357             190
   Proceeds from Issuance of Common Stock
   Principal Payments on Long-Term
    Borrowings Including Capital Leases            (25)            (45)

   Net Cash Provided by Financing                1,332             145
    Activities

Effect of Foreign Currency Exchange
 Rate Changes on Cash                              (22)            121

Cash and Cash Equivalents:
   Increase                                       (450)            175
   Beginning                                     3,303           5,935
   Ending                                       $2,853          $6,110


AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDING AUGUST 29,1999


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

                                              Quarter Ending
                                             August     August
                                            29, 1999   30, 1998

Net Income, as reported                     $212,000   $475,000
Net Income (loss) pro forma                   48,000    396,154
Net Income, per share, as reported, basic       0.05       0.11
Net income, per share, as reported, diluted     0.05       0.11
Net Income, per share, basic, pro forma         0.01       0.09
Net Income, per share, diluted, pro forma       0.01       0.09


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants included in fiscal 2000 and fiscal 1999 calculations:



AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDING AUGUST 29, 1999

                                            Quarter Ending
                                        August 29,     August 30,
                                           1999           1998

Expected dividend yield                      -              -
Expected stock price volatility            75.63%         63.14%
Risk free interest rate                  4.76-5.85%     5.37-6.61%
Expected life of options                    1-5            1-5

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

NOTE 6, Patent

Patent cost, net of amortized amounts represents the contract price of US Patent #5,303,137,1 which was acquired from a source external to and independent of the Company. The Company believes that products using the power conversion technology it represents will generate significant revenues into fiscal 2002. For amortization purposes, the patent had been assigned a life of four years.




AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR FIRST QUARTER ENDING AUGUST 29, 1999


NOTE 7, Long-term Debt

Long-term debt, including current maturities contain the following:

                                            AUGUST 29,        MAY 30,
                                              1999             1999                                             (00
                                                      (000)
* US Bancorp
  7.2% term loan due in monthly installments
  of $7,978, including interest to December
  2003, secured by equipment                    $354            $371

* US Bancorp
  8.1% term loan due in monthly installments
  of $7,340, including interest to February
  2001, secured by equipment                     124             143

* US Bancorp
  7.9% term loan due in monthly installments
  of $7,320, including interest to November
  2001, secured by equipment                     180             198

  8.0% note payable, quarterly interest
  payments until August 1999, thereafter due
  in quarterly principal installments of
  $46,588, plus interest through
  November 2001, secured by Korean
  government-funded agency                       373             373

  7.5% note payable, quarterly interest
  payments until April 2000, thereafter due
  in quarterly principal payments of
  $52,464 plus interest, through April 2002,
  secured by Korean government-funded agency     420             420

  8.0% note payable, due in quarterly
  installments of $20,985 plus interest,
  through April 2000, secured by
  Land, buildings and Korean government-
  funded agency                                   70              84

                                              $1,521          $1,589

Less Current Maturities                          408             402
            Total                             $1,113          $1,187



NOTE 8, Compensation

Compensation consists principally of amounts accrued for payment of employees' salaries, vacation and sick pay.



AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR FIRST QUARTER ENDING AUGUST 29, 1999


NOTE 9, Accrued Expenses, Other

Accrued expenses, other, are mainly undue amounts for sales representatives commissions, fees to product certifying agencies and provisions for future payment of current warranty commitments.

NOTE 10, Retirement & Severance Benefits

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

NOTE 11, Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of foreign currency translation adjustments resulting from translation of the financial statements of Ault Korea
Corporation from its functional currency, Korean Won, to US dollars. Adjustments that were recorded during the quarter of each fiscal year are as follows:

                                              AUGUST 29,     AUGUST 30,
                                                1999            1998
                                                       (000)
    Beginning cumulative exchange gain (loss)    $(599)         $(898)
    Gain (loss) for the period from:
       a.  Long-term inter-company receivables      18            131
       b. Other                                    (40)           (10)

                    Total                        $(621)         $(777)



The amounts attributed to long-term inter-company receivables for the quarter ending August 30, 1998, reflect changes in the Won rate from 1,393.0 Wons to $1.00 at June
1, 1998, to 1,307.8 Wons to $1.00 at August 30, 1998.
Amounts attributed to long-term inter-company receivables for the quarter ending August 29, 1999, reflect changes in the Won rate from 1,191.3 Wons to $1.00 at May 31, 1999, to
1,182.0 Wons to $1.00 at August 29, 1999. Amounts were computed on outstanding receivables of $2,327,000 at August
30, 1998 and $2,311,000 at August 29, 1999.


ITEM 2  -  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITIONS AND RESULTS OF OPERATIONS


From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by Original Equipment Manufacturers (OEMs) in the telecommunications, data communications, computer peripherals and the medical markets; buying patterns of the Company's existing and prospective customers; the impact of new products introduced by competitors; delays in new product introductions; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components; and other risks affecting the Company's target markets generally.

RESULTS OF OPERATIONS

Net Sales: Net sales were $13,535,000 for the first quarter of fiscal 2000 up 19% from $11,337,000 for the first quarter of fiscal 1999. The Company believes that orders for its products will continue to increase in fiscal 2000 because of growth in the telecommunications/data communications, computer and medical markets served by the Company, and the acquisition in fiscal 1999 of the power supply business of LZR Electronics, Inc. Significant among the applications for the Company's products are cable and analog modems, network routers, local area networks, wireless telephones, scanners, electronic testing instruments and portable medical products. Many of these applications are designed to function with the Company's switching power supplies, one of the highest margin products of the Company. While one of the Company's major cable modem customers is experiencing production slowdowns, sales from other OEM's increased to give the almost 20% first quarter sales increase. The Company believes the market for cable modems remains strong and is a supplier for several major manufacturers.

Acquisition of LZR: To strengthen its position in the medical product application market, the Company acquired the assets of the power supply division of LZR Electronics, a closely held corporation located in Gaithersburg, Maryland in December 1998. Prior to being acquired by Ault, LZR had annual revenues of approximately $6.5 million in calendar 1997 and 1998. LZR's product line was based on a technology platform which allows the efficient development of customer specific power supplies for medical markets requiring lower volumes of production. In addition to complementing the Company's sales for many high volume applications, many of LZR's products were agency approved for medical product applications. The Company's greater sales channels and larger customer base have enabled it to leverage the products to greater revenue levels.

Order Backlog: The Company's order backlog at August 29, 1999 totaled $12,197,000 compared to $12,963,000 at May 30,
1999. The order backlog represents sales for approximately twelve weeks and reflected the posture of many OEMs to limit their contractual commitments to the best lead-times of their suppliers. This requires the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products.

Gross Profit: Gross profit increased to $3,576,000 or 26.4% of net sales for the first quarter of fiscal 2000, compared to $3,062,000 or 27.01% of net sales for the same period in fiscal 1999. The change was due principally to the greater proportions in the sales mix of medical applications, which have higher margins as compared to other products. The sales mix change is due to the timing of shipments and will not affect total fiscal year 2000.

Operating Expenses: Operating expenses were $3,262,000 or
24.1% of net sales in first quarter of fiscal 2000, as compared to $2,427,000 equaling 21.4% of net sales for the first quarter of fiscal 1999. The increased expenditures were incurred principally due to (1) sales commissions paid to sales representatives on the larger sales in the first quarter, (2) integration of LZR into the Company, and (3) continued support of strategic initiatives such as new product and sales development:

New Product Development: Service to customers continues as a strong strategic focus of the Company. To this end, the Company's engineering activities are directed to developing products for various customer applications that are anticipated to generate revenue in fiscal 2000 and later years. In addition to data convergence and portable medical products, these applications include uninterruptible power supplies, hubs, routers and switchers for the networking market.

Sales Development: During the latter half of fiscal 1999, the Company opened sales offices in Shanghai and in Europe and strengthened the Korean Sales office.

These higher operating expenses will also affect profitability in the second quarter of fiscal 2000. It is anticipated that expenditures relating to these matters will contribute to the generation and support of future business in fiscal 2000 and beyond. The Company's objective is to reduce the proportion of operating expenses to future net sales without jeopardizing future business.

Operating Income: Operating income totaled $314,000 for the first quarter of fiscal 2000 and $635,000 for the same period in fiscal 1999 equaling, respectively, 2.3% and 5.6% of net sales. The change in operating income for fiscal 2000 is due principally to the increased operating expenses, partially offset by greater sales volume.

Non-Operating Income: Other income of $30,000 for the first quarter of fiscal 2000 and $112,000 for the same period in fiscal 1999 represented principally interest income, currency exchange rate gains on foreign contracts by the Korean subsidiary and income derived from rented portions of the Korean manufacturing facility. The Company incurred interest expenses of $50,000 in fiscal 2000 and $29,000 in fiscal 1999, paid principally on bank credit facilities and long-term borrowings.

Income Tax: The Company had pre-tax income of $294,000 for the first quarter of fiscal 2000 on which it accrued US and Korean income taxes totaling $82,000. For the first quarter of fiscal 1999, the Company had pre-tax income of $718,000 on which US and Korean income taxes totaling $243,000 were accrued.

 Net Income: The Company reported diluted per share earnings of $0.05 for the first quarter of fiscal 2000 based on 4,632,000 outstanding weighted average shares, compared to diluted per share earnings of $0.11 for the first quarter of fiscal 1999, which were based on 4,264,000 outstanding weighted average shares.


LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's working capital position at August 29, 1999, and at August 30, 1998:

                                        August 29,   August 30,
                                          1999          1998
                                                (000)

Working capital                          $15,371       $15,879
   Cash                                    2,853        $6,110
   Trading Securities at market              847           880

   Unutilized bank credit facilities       5,179        $2,491
   Cash provided by (used in) operations    (376)           22


Current Working Capital Position

At August 29, 1999, the Company had current assets of $25,304,000 and current liabilities of $9,933,000 which amounted to working capital of $15,603,000 and current ratio of 2.57 to 1.00. This represents a change from its working capital of $15,879,000 at August 30, 1998. In addition to cash and trading securities, the Company relies on its credit facilities and cash flows from operations as sources of working capital supporting normal growth in revenue, capital expenditures and attainment of profit goals.

Cash and Investments: At August 29, 1999, the Company had cash and trading securities totaling $3,700,000, down from $6,990,000 at August 30, 1998, principally because of cash payments made to acquire the power supply assets of LZR Electronics, Inc. Cost of the acquisition to the Company amounted to $4,045,000. The cost includes the recognition of goodwill (including professional fees incurred by the Company) amounting to $1,490,000, assets with a total value of $2,105,000 and an assumption of $450,000 in liabilities. The assets purchased included inventories valued at $1,863,000, manufacturing equipment and tooling valued at $193,000, contracts, intellectual property rights and other operating assets valued at $49,000. The aggregate payments to LZR amounted to $3,505,000, which consisted of cash payments of $2,555,000 and delivery of a one year, 8.0% convertible promissory note for $500,000. The note was convertible at the option of the holder into 78,865 shares of the Company's common stock and was converted in the third quarter of fiscal 1999.

Credit Facilities: The Company maintains two credit facilities. Its primary credit facility is with US Bank and a smaller facility with Korea Exchange Bank supports the South Korean subsidiary. See Note 7, under NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

The credit arrangement with US Bank includes:
     (a) A revolving credit facility of $4.0 million, secured by Company assets and expiring on December 1, 1999. At August 29, 1999, borrowings against it amounted to $729,000.
     (b)  One or more term loans, each up to $400,000.  At August
          29, 1999, borrowings totaling $658,000 were outstanding on three term loans.
     (c) One or more notes payable, secured by equipment, land, and buildings. At August 29, 1999, borrowings totaling $863,000 were outstanding.

The South Korean credit facility is approximately $1.5 million of which borrowings at August 29, 1999 totaled
$306,000.

The Company also has a short-term advancing term note for up to $3,200,000 through January 1, 2000. This note is in connection with construction of the new manufacturing/office facility in Minneapolis. At August 29, 1999 borrowings against it totaled $1,535,000. The Company plans to obtain long-term financing for the facility during fiscal 2000.

CASH FLOWS FOR 2000

Operations: Operations used $376,000 of cash during the first quarter of fiscal 2000 due principally to the following activities in trade receivables, inventories, accounts payables and accrued expenses:
  (a) Increases in trade receivables mainly due to the increased net sales in the first quarter of fiscal 2000 used $637,000 of cash. Further use of cash from increased net sales is anticipated in fiscal 2000.
  (b) Increases in inventories used $545,000 of cash. The increases are due principally to requirements of customers that the Company carries additional stockings of finished products to support their emergency needs. This is a normal business practice in the power supply market. No changes that are anticipated over the near term are expected to be of any significant impact on use of cash.
  (c) Increases in accrued expenses provided $278,000 of cash from liabilities associated with purchases of material to support customer orders and emergency stockings of finished products. Further contribution to cash from increased liabilities for these purposes is anticipated in fiscal year 2000.

Investing Activities: Investing activities used net cash of $1,384,000 relating principally to the construction of the new manufacturing/office facility in Minneapolis.

Financing Activities: Financing activities provided net cash of $1,332,000, which were comprised principally of borrowings under the short term advancing term note in connection with the construction of the new manufacturing/office facility in Minneapolis.

Effect of Foreign Currency Exchange Rate Fluctuations: The effect of translating the Korean financial statements, which were prepared in Won, to US dollars, resulted in a net asset value decrease of $22,000 during the quarter, which related principally to long-term inter-company receivables. See
Note 13, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Summary: The Company's cash and working capital positions are sound and, together with its credit facilities, are adequate for the support of the Company's strategies into fiscal 2000.

Information about Products and Services: The Company's business operations are comprised of principally one activity-the design, manufacture and sale of equipment for converting electric power to a level used by OEMs principally in computer peripherals, data communications/telecommunications and medical markets to charge batteries, and/or power equipment. The Company supports these power requirements by making available to the OEM products that have various technical features. These products are managed as one product segment under the Company's internal organizational structure and the Company does not consider any financial distinctive measures, including net profitability and segmentation of assets to be meaningful to performance assessment.

Information About Revenue by Geography

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

                                         THREE MONTHS ENDING
                                         AUGUST       AUGUST
                                         29, 1999     30,1998
                                          ($000)       ($000)


          US                            $11,788       $9,347
          Canada                            262          745
          Ireland                            --          577
          Korea                             599          253
          Mexico                            289          199
          Other Foreign                     597          216
                    Total               $13,535      $11,337

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligation to pay for trade receivable invoices.

Impact of Foreign Operations and Currency changes:

Products manufactured by the Korean subsidiary contributed a large portion of total sales. The value of the Won had no significant impact on the Company's consolidated sales for the quarter because the predominant portions of the subsidiary's sales were made under inter-company contracts with the US operations. Sales by the subsidiary in its local market are not material in amounts in contrast to its inter-company sales. The Company's US operations have no significant exposure to currency risks because the predominant portions of its foreign contracts are made in US dollars.



AULT ADDRESSES Y2K ISSUE

Y2K: The Y2K issue is principally the result of computer programs that were written and component embedded logic that were designed using two digits instead of four digits to define the year segment of a date field. No recognition was given for the change in date identification after calendar 1999 that would require a distinction between year 1900 and years after 1999. The Company's computer equipment, software and hardware with embedded logic technologies that are time sensitive may recognize a two digit date field using "00" as the year 1900 instead of 2000. This could result in a system failure or miscalculations causing disruptions in business, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

State of Readiness: The Company is not engaged in the manufacturing of products that are Y2K sensitive, but it uses Y2K sensitive products of other manufacturers and relies on services of others such as equipment suppliers, software providers and suppliers with Y2K sensitive manufacturing environments. The data shown below describes the Company's activities and preparedness affecting its suppliers, freight services, desk-top software, other manufacturing information software and hardware and electric power support:

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

Desk Top Software:
*    Office 95: Users have been upgraded to Office 97 and
     Excel spreadsheets have tested compliant.
*    Windows 95 users have been upgraded to NT 4.0.
* Symix business information software reported as being compliant, and has been run in a test environment using a HP
     9000 for compliance proof.

Other Manufacturing Information & Communications Software:
The following software reported by their manufacturers as compliant. The Company has conducted tests on systems:
*    Automatic test equipment for product reliability
*    EDI for customer/supplier communications
* Price quotation system: this system was determined not Y2K compliant. The Company has designed a new system that is compliant and ready.

The following systems were documentary certified compliant:
*    Lucent Technologies email system
*    AT&T telephone system
*    Pro-Engineering documentation software

Hardware:
*    HP UNIX server was tested compliant.
*    All non-compliant workstations have been replaced.
* HP 10.2 Unix Operating System was reported by the manufacturer to be of questionable Y2K compliance. The
     Company has upgraded to HP version 11.0 and is testing for compliance.

Electric Power: The Company does not anticipate any interruption to its US manufacturing due to any non-compliance from the local power company. The Company's China facility is already provided with backup generators and backup generators will be added its Korea facility during October 1999.

Cost to Address Year 2000 Issues: To date, the Company has not incurred any significant expenditures in connection with identifying or evaluating Year 2000 compliance issues and has only used its internal resources in this effort. The Company presently estimates the labor costs used on compliance efforts to be approximately $85,000 and replacement of hardware to be about $100,000. In addition, the Company estimates that it may spend no more than another $10,000 on remediation and validation of products and programs which have not yet been assessed. The Company believes that these estimates are reasonable and of minimal impact on operations. Capital expenditures among these costs will be handled in accordance with generally acceptable accounting principles. All other costs are expensed as period costs as they are incurred. The Company does not consider that these period costs will be of any material impact on its operations. The Company does not anticipate any potential negative financial impact of Year 2000 compliance issues relating to its business and its ability to function normally. Any significant business interruption, however, could have a material, adverse impact on the Company's financial condition and results of operations.

Risks of Year 2000 Issues: The Company considers any adverse events to be unlikely and although remote, it recognizes the following situations as worse case issues that could result from any Year 2000 non-compliance:
1. Customer Litigation. Although the Company believes that its efforts will ensure that there is no disruptions in the business or operations of its customers, the possibility exists, though remote, that some customers may experience problems that may motivate such customers to commence litigation against the Company for restitution and damages that they believe may be related to such problems.
2. Disruption of Material Supply. The Company has surveyed its suppliers with regard to their Y2K readiness and has taken action towards reasonable assurance that its pool of suppliers will be Y2K ready. Suppliers will maintain reserves of material through critical Y2K periods as are indicated by the Company's forecast system.
3. Disruption of the Company's Computer Information
   System. The Company has identified all of its hardware and software that required compliance. All have been tested and upgraded or replaced. Final testing and necessary upgrading are complete. The Company considers any disruption of its computer information system to be unlikely.
4. Disruption of the Company's Computer-based
   Manufacturing Supporting System. The company has inventoried all of its vendor provided computer-based systems, such as its testing and documentation systems. Although some vendors provided documentary certification of compliance, the Company has tested this equipment and remedied defects. While no disruptions are anticipated, the Company believes that if disruptions occur, they will not be significant and will be dealt with promptly.
5. Disruption of Communication, Utilities and other
   Externally Provided Supports. The Company has surveyed its providers of electric power, telecommunication, banking and other services and does not anticipate that it will encounter any non-compliance matters that originate from these service providers.

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




AULT INCORPORATED AND SUBSIDIARY

                 PART II.  OTHER INFORMATION

ITEMS 1-5 OTHER INFORMATION:  Not Applicable

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

Reference   Title of Document        Location
            Part 1 Exhibits

11          Computation of Per       Filed herewith at page
            Share Earnings           7
27          Financial Data           Filed Electronically
            Scheduling

 (a) None
 (b) Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended August 29, 1999.












SIGNATURES



Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AULT INCORPORATED
(REGISTRANT)



DATED:    10/11/99            /s/Frederick M. Green
                         Frederick M. Green, President
                         Chief Executive Officer and
                         Chairman




DATED:    10/11/99            /s/Donald L. Henry
                         Donald L. Henry
                         Chief Financial Officer