Form 10-Q
period 1999-11-28
AULT INC
filed 2000-01-11
CIK 723639

Page 4



                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


     [ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended November 28, 1999

               Commission file number 0-12611

                             AULT INCORPORATED

                     MINNESOTA                         41-0842932
         (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)              Identification No.)

                           7105 Northland Terrace
                     Minneapolis, Minnesota 55428-1028
                 (Address of principal executive offices)

             Registrant's telephone number:  (612) 592-1900


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



                                          Outstanding at
          Class of Common Stock           November 28,1999
              No par value                4,391,787 shares



                       Total pages 18
                  Exhibits Index on Page 15


                                                      Page 2
PART 1. FINANCIAL INFORMATION
                ITEM 1 - FINANCIAL STATEMENTS
               AULT INCORPORATED & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME
          (in Thousands, Except Amounts Per Share)

                                           (Unaudited)
                          Second Quarter Ended       Six Months Ended
                          Nov. 28      Nov. 29      Nov. 28   Nov. 29
                           1999          1998         1999      1998

Net Sales                $14,386        $11,046     $27,921   $22,383

Cost of Goods Sold        10,683          7,995      20,642    16,270

  Gross Profits $          3,703          3,051       7,279     6,113
  Gross Profits %           25.7           27.6        26.1      27.3

Operating Expenses
    Marketing              1,309          1,046       2,509     2,081
    Design Engineering       783            511       1,603       996
    G&A                    1,126            956       2,368     1,863

                           3,218          2,513       6,480     4,940

Operating Income             485            538         799     1,173

Other Income (Expense)
    Other                     (9)           142          21       254
    Interest Expense         (59)           (24)       (109)      (53)

Income Before Income Taxes    417           656         711     1,374
Income Taxes                  106           193         188       436

Net Income                   $311          $463        $523      $938

Earnings Per Common and
  Equivalent Shares
  Outstanding (Note 3)
    Basic EPS               $0.07         $0.11       $0.12     $0.23
    Diluted EPS             $0.07         $0.11       $0.11     $0.22

Common and Equivalent Shares
  Outstanding
    Basic               4,432,371     4,166,989   4,430,338 4,166,524
    Diluted             4,676,819     4,401,703   4,677,442 4,329,090

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      Page 3
PART 1. FINANCIAL INFORMATION
                ITEM 1 - FINANCIAL STATEMENTS
                AULT INCORPORATED & SUBSIDIARY
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         ( in Thousands, Except  Amounts Per Share)

                                        (Unaudited)
                            Second Quarter Ended    Six Months Ended
                            Nov. 28     Nov. 29     Nov. 28    Nov. 29
                             1999         1998        1999       1998

Net Income                    $311        $463        $523       $938

Other Comprehensive Income
  Net of Tax:
  Foreign Currency Translation
   adjustments (Note 11)       (45)        106         (67)       227


Comprehensive Income          $266        $569        $456     $1,165


See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                      Page 4
               AULT INCORPORATED & SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                       ( in Thousands)

                                        (Unaudited)
                                        November 28,       May 30,
                                          1999              1999
Assets:
Current Assets
  Cash & Cash Equivalents (Note 4)          $2,514          $3,303
  Investment in Trading Securities             847             850
  Trade Receivables, Less Allowance
   for doubtful Accounts of $41,000 at
   November 28, 1999, and $31,000
   May 30, 1999                             11,286          10,467

  Inventories:
   Finished Goods                            7,033           4,959
   Work in Process                             143             216
   Raw Material                              4,453           3,876
        Total Inventories                   11,629           9,051

  Prepaid and Other Expenses (Note 5)          862             854
  Deferred Taxes                               265             265
        Total Current Assets                27,403          24,790

Other Assets:
  Patents,  (Note 6)                         1,492           1,560
  Deferred Taxes                               105             105
  Other                                         48              40

                                             1,645           1,705
Property Equipment and Leasehold
  Improvements at Cost:
    Land                                     2,124           2,117
    Building                                 1,109             816
    Machinery and Equipment                  7,132           6,423
    Office Furniture                         1,068             930
    E.D.P. Equipment                         1,478           1,465
    Leasehold Improvements                     686             975
    Construction in Progress                 4,292             815

                                            17,889          13,541
    Less Accumulated Depreciation            7,098           6,733
      Net Equipment and Leasehold
       Improvements                         10,791           6,808

     Total Assets                          $39,839         $33,303

  See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      Page 5
               AULT INCORPORATED & SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                        (in Thousands)
                                                 (Unaudited)
                                        November 28,        May 30,
                                            1999             1999
Liabilities and Stockholders' Equity
Current Liabilities:
  Note Payable to Bank                     $5,060           $1,428
  Current Maturuties of Long-Term
   Debt (Note 7)                              534              402
  Account Payable                           7,412            5,557
  Accrued Expenses:
   Compensation (Note 8)                      564              417
   Other (Note 9)                             900              622
   Income Taxes Payable                        50                0

Total Current Liabilities                  14,520            8,426

Long-Term Debt, Less Current Maturities
   Included Above (Note 7)                  1,087            1,187

Deferred Rent Expense                           0               14

Retirement and Severance Benefits
 (Note 10)                                    317              234

Stockholders' Equity:
 Preferred Stock, No Par Value, Authorized
   1,000,000 Shares; None Issued.
 Common Shares, No Par Value, Authorized
   10,000,000 Shares; Shares Outstanding:
   4,391,787 November 28, 1999; and
   4,372,789 May 30, 1999                  19,846           19,827
   Less Note Receivable From Sale of
     Common Stock                            (145)            (145)
   Retained Earnings                        4,880            4,359
   Accumulated Other Comprehensive
     Income (Note 11)                        (666)            (599)

           TOTAL                           23,915           23,442

   Total Liabilities and
    Stockholders' Equity                  $39,839          $33,303

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      Page 6
               AULT INCORPORATED & SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ( in Thousands)
                                                  (Unaudited)
                                         Six Months Ended   Six Months Ended
                                              Nov. 28           Nov. 29
                                                1999              1998
Cash Flows From Operating Activities
 Net Income:                                    $523              $938
   Adjustments to Reconcile Net
    Income to Net Cash (Used in)
    Operating Activities:
     Depreciation                                433               299
     Decrease (Increase) in Market
      Value of Securities                          3                19
Changes in Assets and Liabilities:
     (Increase) Decrease In:
     Trade Receivables                          (819)           (1,351)
     Inventories                              (2,578)             (820)
     Prepaid and Other Expenses                  (18)             (146)
     (Decrease) Increase in:
     Accounts Payable                          1,855             1,559
     Accrued Expenses                            494               286
     Income Tax Payable                           50              (173)

     Net Cash Provided by Operating Activities   (57)              611
Cash Flows From Investing Activities:
     Purchase of Equipment and Leasehold
      Improvements                            (4,348)             (971)
     Decrease in Other Assets                      0                30

     Net Cash Used in Investment Activities   (4,348)             (941)

Cash Flows From Financing Activities:
     Net Borrowings on Revolving
       Credit Agreements                       3,632               164
     Proceeds from Long-Term Borrowings            0               445
     Proceeds from Issuance of Common Stock       19                27
     Principal Payments on Long-Term
       Borrowings Including Capital Leases        32              (100)

     Net Cash Provided by Financing
      Activities                               3,683               536

Effect of Foreign Currency Exchange
  Rate Changes on Cash                           (67)              227

Cash and Cash Equivalents:
     Increase                                   (789)              433
     Beginning                                 3,303             5,935
     Ending                                   $2,514            $6,368

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDING NOVEMBER 28,1999


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


                                        Six Months Ending
                                    November 28,     November 29,
                                        1999             1998

Net Income, as reported               $523,000         $938,000
Net Income (loss) pro forma             85,139          775,292
Net Income, per share, as
 reported, basic                          0.12             0.23
Net income, per share, as
 reported, diluted                        0.11             0.22
Net Income, per share, basic,
 pro forma                                0.02             0.18
Net Income, per share, diluted,
 pro forma                                0.02             0.18


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants included in fiscal 2000 and fiscal 1999 calculations.


AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDING NOVEMBER 28,1999


                                             Six Months Ending
                                        November 28,      November 29,
                                            1999              1998

Expected dividend yield                      -                  -
Expected stock price volatility            75.62%             63.14%
Risk free interest rate              4.76 - 5.85%         5.37-6.61%
Expected life of options                      1-5                1-5


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




AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDING NOVEMBER 28,1999


NOTE 7, Long-term Debt

Long-term debt, including current maturities contain the following:

                                            NOVEMBER 28,       MAY 30,
                                                1999            1999
                                                        (000)
US Bancorp
7.2% term loan due in monthly installments
of $7,978, including interest to December
2003, secured by equipment                      $337             $371

US Bancorp
8.1% term loan due in monthly installments
of $7,340, including interest to February
2001, secured by equipment                       104              143
US Bancorp
7.9% term loan due in monthly installments
of $7,320, including interest to November
2001, secured by equipment                       162              198

8.0% note payable, quarterly interest payments
until August 1999, thereafter due in quarterly
principal installments of $46,588, plus
interest through November 2001, secured by
Korean government-funded agency                  378              373

7.5% note payable, quarterly interest payments
until April 2000, thereafter due in quarterly
principal payments of $52,464 plus interest,
through April 2002, secured by Korean
government-funded agency                         425              420

8.0% note payable, due in quarterly
installments of $20,985 plus interest,
through April 2000, secured by Land,
buildings and Korean government-funded agency     43               84

7.5% note payable, September 2000 plus interest  172              ---

                                              $1,621           $1,589
Less Current Maturities                          534              402
   Total                                      $1,087           $1,187

NOTE 8, Compensation

Compensation consists principally of amounts accrued for payment of employees' salaries, vacation and sick pay.



AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDING NOVEMBER 28,1999


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

NOTE 11, Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of foreign currency translation adjustments resulting from translation of the financial statements of Ault Korea
Corporation from its functional currency, Korean Won, to US dollars. Adjustments that were recorded during the quarter of each fiscal year are as follows:

                                       NOVEMBER 28,      NOVEMBER 29,
                                           1999              1998
                                                  (000)
  Beginning cumulative exchange
     gain (loss)                          $(599)            $(898)
  Gain (loss) for the period from:
     a.  Long-term inter-company
          receivables                        31               281
     b. Other                               (98)              (54)

            Total                         $(666)            $(671)



The amounts attributed to long-term inter-company receivables for the SIX MONTHS ending November 28, 1999, reflect changes in the Won rate from 1,191.3 Wons to $1.00 at May 30, 1999, to 1,175.6 Wons to $1.00 at November 28,
1999. Amounts attributed to long-term inter-company receivables for the six months ending November 29, 1998, reflect changes in the Won rate from 1,400.0 Wons to $1.00 at May 31, 1998, to 1,248.8 Wons to $1.00 at November 29,
1998. Amounts were computed on outstanding receivables of $2,311,000.



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

RESULTS OF OPERATIONS
Three months Ended November 28, 1999

                         Fiscal      Fiscal       Increase    (Decrease)
                          2000        1999         Amount     Percentage

   Net Sales          $14,386,000  $11,046,000   $3,340,000       30%
   Operations Income      485,000      538,000      (53,000)     (10)%


Net sales were $14,386,000 for the second quarter of fiscal 2000 up 30% from $11,046,000 for the second quarter of fiscal 1999. The growth was primarily due to significantly higher power supply shipments to five major OEM's of high-speed ADSL modems. The Company is also benefiting from growing business volumes with OEM's serving the wireless communication and medical equipment markets and the acquisition in fiscal 1999 of the power supply business of LZR Electronics, Inc. While one of the Company's major cable modem customers is experiencing production slowdowns, sales from other OEM's increased to give the strong sales increase. The Company is a supplier for several major cable modem manufacturers and believes the market for cable modems will remain strong.

Operating income totaled $485,000 for the second quarter of fiscal 2000 and $538,000 for the same period in fiscal 1999 equaling, respectively, 3.4% and 4.9% of net sales. The change in operating income for fiscal 2000 is due primarily to increased operating expenses. The increased operating expenses were incurred principally due to (1) sales commissions paid to sales representatives on the increased sales, in the first quarter, (2) integration of LZR into the Company, and (3) continued support of strategic initiatives, including new product and sales development:

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

Six months Ended November 28, 1999

                             Fiscal      Fiscal     Increase    (Decrease)
                              2000        1999       Amount     Percentage

   Net Sales              $27,921,000  $22,383,000  $5,538,000    25%
   Operations Income          799,000    1,173,000    (374,000)  (32)%


Net sales were $27,921,000 for the six months ended November 28, 1999 up 25% from $22,383,000 for the same period in 1998. The growth was primarily due to securing a significant amount of new business with OEM's in the growing ADSL modem market, wireless communications, medical equipment, local area networks and the acquisition in fiscal 1999 of the power supply business of LZR Electronics, Inc.

Operating income totaled $799,000 for the six month period of fiscal 2000 and $1,173,000 for the same period in fiscal 1999, a decrease of 32%. The change in operating income for fiscal 2000 is due primarily to increased operating expenses. The increased operating expenses were incurred principally due to
(1) sales commissions paid to sales representatives on the larger sales in the first quarter, (2) integration of LZR into the Company, and (3) continued support of strategic initiatives, including new product development and sales development.

Acquisition of LZR: To strengthen its position in the medical product application market, the Company acquired the assets of the power supply division of LZR Electronics, a closely held corporation located in Gaithersburg, Maryland in December 1998. Prior to being acquired by Ault, LZR had annual revenues of approximately $6.5 million in calendar 1997 and 1998. LZR's product line was based on a technology platform which allows the efficient development of customer specific power supplies for medical markets requiring lower production volumes. In addition to complementing the Company's sales for many high volume applications, many of LZR's products were agency approved for medical product applications. The Company's greater sales channels and larger customer base have enabled it to leverage the LZR products to greater revenue levels.

Order Backlog: The Company's order backlog at November 28,
1999 totaled $11,783,000 compared to $12,963,000 at May 30,
1999. The order backlog represents sales for approximately nine weeks and reflected the posture of many OEMs to limit their contractual commitments to the best lead-times of their suppliers. This requires the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products.

Non-Operating Income: Other income of $21,000 for the six months of fiscal 2000 and $254,000 for the same period in fiscal 1999 represented principally interest income, currency exchange rate gains on foreign contracts by the Korean subsidiary and income derived from rented portions of the Korean manufacturing facility. The Company incurred interest expenses of $109,000 in fiscal 2000 and $53,000 in fiscal 1999, paid principally on bank credit facilities and long-term borrowings.

Income Tax: The Company had pre-tax income of $711,000 for the six month period in fiscal 2000 on which it accrued US and Korean income taxes totaling $188,000. For the six month period in fiscal 1999, the Company had pre-tax income of $1,374,000 on which US and Korean income taxes totaling
$436,000 were accrued.

Net Income: The Company reported diluted per share earnings of $0.07 for the second quarter of fiscal 2000 based on 4,627,000 outstanding weighted average shares, compared to diluted per share earnings of $0.11 for the second quarter of fiscal 1999, which were based on 4,334,000 outstanding weighted average shares. For the first half of fiscal 2000 the Company reported diluted per share earnings of $0.11 based on 4,619,000 outstanding weighted average shares, compared to diluted per share earnings of $0.22 for the same period in fiscal 1999, which were based on 4,334,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's working capital position at November 28, 1999, and at May 30, 1998:

                                       November 28,        May 30,
                                           1999             1999
                                                   (000)

Working capital                          $12,833          $16,364
  Cash                                     2,514           $3,303
  Trading Securities at market               847              850

  Unutilized bank credit facilities        4,935           $2,491
  Cash provided by (used in) operations      (57)              22


Current Working Capital Position

At November 28, 1999, the Company had current assets of $27,403,000 and current liabilities of $14,520,000 which amounted to working capital of $12,833,000 and current ratio of 1.89 to 1.00. This represents a change from its working capital of $16,364,000 at May 30, 1999. In addition to cash and trading securities, the Company relies on its credit facilities and cash flows from operations as sources of working capital supporting normal growth in revenue, capital expenditures and attainment of profit goals.

Cash and Investments: At November 28, 1999, the Company had cash and trading securities totaling $3,361,000, down from $4,153,000 at May 30, 1999, principally because of cash payments made to acquire and relocate to a new manufacturing and office facility in Minneapolis, Minnesota.

Credit Facilities: The Company maintains two credit facilities. Its primary credit facility is with US Bank and a smaller facility with Korea Exchange Bank supports the South Korean subsidiary. See Note 7, under NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

The credit arrangement with US Bank includes:
  (a) A revolving credit facility of $4.0 million, secured by Company assets and expiring in 1999. At November 28, 1999, borrowings against it amounted to $729,000.
  (b)  One or more term loans, each up to $400,000.  At
       November 28, 1999, borrowings totaling $603,000 were outstanding on three term loans.
  (c) One or more notes payable, secured by equipment, land, and buildings. At November 28, 1999, borrowings totaling $846,000 were outstanding.

The South Korean credit facility is approximately $1.5 million of which borrowings at November 28, 1999 totaled
$306,000.

The Company also has a short-term advancing term note for up to $3,200, in connection with construction of the new manufacturing/office facility in Minneapolis. At November 28, 1999 borrowings against this note totaled $2,525,000. The Company replaced the note with long-term financing for the facility totaling $3,000,000 in December 1999.

CASH FLOWS FOR 2000

Operations: Operations used $57,000 of cash during the second quarter of fiscal 2000 due principally to the following activities in trade receivables, inventories, accounts payables and accrued expenses:
  (a) Increases in trade receivables mainly due to the increased net sales in the second quarter of fiscal 2000 used $819,000 of cash. Further use of cash from increased net sales is anticipated for the rest of fiscal 2000.
  (b) Increases in inventories used $2,578,000 of cash. The increases are due principally to requirements of customers that the Company carry additional stockings of finished products to support their emergency needs. This is a normal business practice in the power supply market. No changes that are anticipated over the near term are expected to be of any significant impact on this use of cash.
  (c) Decreases in accrued expenses and accounts payable provided $2,349,000 of cash from liabilities associated with purchases of material to support customer orders and emergency stockings of finished products. Further contribution to cash from increased liabilities for these purposes is anticipated in fiscal year 2000.

Investing Activities: Investing activities used net cash of $4,348,000 relating principally to the construction of the new manufacturing/office facility in Minneapolis.

Financing Activities: Financing activities provided net cash of $3,683,000, comprised principally of borrowings under the short term advancing term note in connection with the construction of the new manufacturing/office facility in Minneapolis.

Effect of Foreign Currency Exchange Rate Fluctuations: The effect of translating the Korean financial statements, which were prepared in Won, to US dollars, resulted in a net asset value decrease of $67,000 during the quarter, which related principally to long-term inter-company receivables. See
Note 11, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Summary: The Company's cash and working capital positions are sound and, together with its credit facilities, are adequate to support the Company's strategies for the remainder of fiscal 2000.

Information about Products and Services: The Company's business operations are comprised of principally one activity-the design, manufacture and sale of equipment for converting electric power to a level used by OEM's principally in computer peripherals, data communications/telecommunications and medical markets to charge batteries, and/or power equipment. The Company supports these power requirements by making available to the OEM products that have various technical features. These products are managed as one product segment under the Company's internal organizational structure and the Company does not consider any financial distinctive measures, including net profitability and segmentation of assets to be meaningful to performance assessment.

Information About Revenue by Geography

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

                                       SIX MONTHS ENDING
                                  November 28,     November 29,
                                     1999              1999
                                    ($000)            ($000)

          US                        $22,763           $17,388
          Canada                      1,518             1,044
          Ireland                        42             1,535
          Korea                       1,342               678
          Mexico                        570               393
          Other Foreign               1,686             1,335
                  Total             $27,921           $22,383

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

ITEMS 1-5 OTHER INFORMATION:  Not Applicable

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

Reference   Title of Document                    Location
            Part 1 Exhibits

11          Computation of Per Share Earnings    Filed herewith at page 19
27          Financial Data Scheduling            Filed Electronically


  (a) None
  (b) Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended November 28, 1999.












SIGNATURES



Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AULT INCORPORATED
(REGISTRANT)



DATED:    1/11/00        /s/Frederick M. Green
                         Frederick M. Green, President
                         Chief Executive Officer and
                         Chairman




DATED:    1/11/00        /s/ Donald L. Henry
                         Donald L. Henry
                         Chief Financial Officer