Form 10-Q
period 2000-02-27
AULT INC
filed 2000-04-13
CIK 723639

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


     [ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended February 27, 2000

                     Commission file number 0-12611

                            AULT INCORPORATED

               MINNESOTA________                 41-0842932
         (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)        Identification No.)

                         7105 Northland Terrace
                    Minneapolis, Minnesota 55428-1028
                (Address of principal executive offices)

             Registrant's telephone number:  (763) 592-1900


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



                                            Outstanding at
          Class of Common Stock             March 28, 2000
              No par value                  4,439,432 shares



                             Total pages 20
                        Exhibits Index on Page 19


                                                      Page 2
PART 1. FINANCIAL INFORMATION
                      ITEM 1 - FINANCIAL STATEMENTS
                     AULT INCORPORATED & SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
                (in Thousands, Except Amounts Per Share)

                                               (Unaudited)
                               Third Quarter Ended          Nine Months Ended
                                Feb. 27,  Feb. 28,          Feb. 27,  Feb. 28,
                                  2000      1999              2000      1999

Net Sales                        $17,570   $13,965          $45,491    $36,348

Cost of Goods Sold                13,154    10,159           33,796     26,429

 Gross Profits $                   4,416     3,806           11,695      9,919
 Gross Profits %                    25.1      27.3             25.7       27.3

Operating Expenses
Marketing                          1,381     1,100            3,890      3,181
Design Engineering                   863       549            2,466      1,545
General and Administrative         1,291     1,269            3,659      3,132

                                   3,535     2,918           10,015      7,858

Operating Income                     881       888            1,680      2,061

Other Income (Expense)
 Other                               (56)      104              (35)       358
 Interest Expense                   (131)      (50)            (240)      (103)

 Income Before Taxes                 694       942            1,405      2,316
Income Taxes                         180       336              368        772

 Net Income                         $514      $606           $1,037     $1,544

Earnings Per Common and
 Equivalent Shares
 Outstanding (Note 2)
 Basic EPS                         $0.12     $0.14            $0.24      $0.37
 Diluted EPS                       $0.11     $0.14            $0.22      $0.36

Common and Equivalent Shares
 Outstanding
 Basic EPS                         4,393     4,209            4,378      4,179
 Diluted EPS                       4,774     4,458            4,695      4,348

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                              Page 3
PART 1. FINANCIAL INFORMATION
                      ITEM 1 - FINANCIAL STATEMENTS
                      AULT INCORPORATED & SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               ( in Thousands, Except  Amounts Per Share)

                                                  (Unaudited)
                               Third Quarter Ended        Nine Months Ended
                              Feb. 27,      Feb. 28,      Feb. 27,   Feb. 28,
                                2000          1999          2000       1999

Net Income                        $514          $606        $1,037     $1,544

Other Comprehensive Income
 Net of Tax:
  Foreign Currency Translation
  Adjustments (Note 9)             275           143           207        249


Comprehensive Income              $789          $749        $1,244     $1,793


See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                               Page 4
                     AULT INCORPORATED & SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                             (in Thousands)


                                                 (Unaudited)
                                         February 27,       May 30,
                                            2000              1999

Assets:
 Current Assets
  Cash & Cash Equivalents (Note 3)           $1,323          $3,303
  Invest. in Securities Available for Sale      308             850
  Trade Receivables, Less Allowance
   for doubtful Accounts of $73,000
   at February 27, 2000, and $30,000
   at May 30, 1999                           13,203          10,467


  Inventories:
   Finished Goods                             4,620           3,876
   Work in Process                              305             216
   Raw Material                               7,245           4,959

        Total Inventories                    12,170           9,051

  Prepaid and Other Expenses (Note 4)         1,574             854
  Deferred Taxes                                265             265

        Total Current Assets                 28,843          24,790
Other Assets:
 Intangibles, Net of Amortization (Note 5)    1,457           1,560
 Deferred Taxes                                 105             105
 Other                                           10              40

                                              1,572           1,705

Property Equipment and Leasehold
 Improvements at Cost:
  Land                                        2,166           2,117
  Building                                    5,120             816
  Machinery and Equipment                     7,418           6,423
  Office Furniture                            1,432             930
  E.D.P. Equipment                            1,499           1,465
  Leasehold Improvements                         27             975
  Construction in Progress                                      815

                                             17,662          13,541
  Less Accumulated Depreciation               6,325           6,733


   Net Equipment and Leasehold
    Improvements                             11,337           6,808

        Total Assets                        $41,752         $33,303


See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                             Page 5
                        AULT INCORPORATED & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (in Thousands)

                                                          (Unaudited)
                                                 February 27,      May 30,
                                                     2000           1999

Liabilities and Stockholders' Equity
Current Liabilities:
  Note Payable to Bank and Other                     $2,334         $1,428
  Current Maturities of Long-Term Debt (Note 6)         656            402
  Accounts Payable                                    7,764          5,557
  Accrued Expenses:
   Compensation                                         561            417
   Other (Note 7)                                     1,056            622
   Income Taxes Payable                                 214              0

  Total Current Liabilities                          12,585          8,426

 Long-Term Debt, Less Current Maturities
  Included Above (Note 6)                             4,081          1,187

Deferred Rent Expense                                     0             14

Retirement and Severance Benefits (Note 8)              361            234

Stockholders' Equity:
  Preferred Stock, No Par Value, Authorized,
   1,000,000 Shares: None Issues.
  Common Shares. No Par Value, Authorized
   10,000,000 Shares: Shares Outstanding:
   February 27, 2000; 4,394,527
   and May 30, 1999; 4,372,789 Shares                19,866         19,827
   Less Note Receivable
    From Sale of Common Stock                          (145)          (145)
  Retained Earnings                                   5,396          4,359
  Accumulated Other Comprehensive
   Income (Note 9)                                     (392)          (599)

        TOTAL                                        24,725         23,442

Total Liabilities and Stockholders' Equity          $41,752        $33,303

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                              Page 6
                        AULT INCORPORATED & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in Thousands)
                                                     (Unaudited)
                                                  Nine Months Ended
                                             February 27,     February 28,
                                                2000               1999
Cash Flows From Operating Activities
  Net Income:                                     $1,037           $1,544
    Adjustments to Reconcile Net Income to
      Net Cash (Used in) Operating Activities:
        Depreciation                                 643              516
  Changes in Assets and Liabilities:
    (Increase) Decrease in:
    Trade Receivables                             (2,736)          (3,779)
    Inventories                                   (3,119)          (2,481)
    Prepaid and Other Expenses                      (690)            (325)
    (Decrease) Increase in:
    Accounts Payable                               2,207            1,557
    Accrued Expenses                                 689              370
    Income Tax Payable                               214               16

   Net Cash Used in Operating Activities           (1,755)          (2,582)

Cash Flows From Investing Activities:
    Purchase of Equipment and
     Leasehold Improvements                       (5,069)          (1,334)
     Proceeds from Sale of Investments               542               19
    (Increase) in Other Assets                         0           (1,459)

    Net Cash Used in Investment Activities        (4,527)          (2,774)

Cash Flows From Financing Activities:
    Net Borrowings (Payments) on
     Revolving Credit Agreements                     906            1,008
    Net Proceeds From Issuance of
     Convertible Note                                  0               34
    Proceeds from Long-Term Borrowings             3,300            1,116
    Proceeds from Issuance of Common Stock            39              523
    Principal Payments on Long-Term Borrowings
     Including Capital Leases                       (152)            (275)

    Net Cash Provided by Financing Activities      4,093            2,406

Effect of Foreign Currency Exchange Rate
  Changes on Cash                                    207              249

Cash and Equivalents:
  Increase                                        (1,982)          (2,701)
  Beginning                                        3,303            5,935
  Ending                                          $1,321           $3,234


AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDING FEBRUARY 27, 2000


NOTE 1, Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ault Incorporated, its wholly-owned subsidiaries, Ault Korea Corporation and Ault Xianghe Co.
Ltd. All significant intercompany transactions have been eliminated.

NOTE 2, Net Income Per Share

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

The Company also has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Company's stock option plan. Had compensation cost been determined for the nine months of fiscal 1999 and fiscal 2000 based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:


                              Nine Months Ending
                             February 27, February 28,
                                     2000         1999

Net Income, as reported        $1,037,000   $1,544,000
Net Income (loss) pro forma        35,712    1,207,552

Net Income, per share,               0.12         0.37
as reported, basic
Net income, per share,               0.11         0.36
as reported, diluted
Net Income, per share,               0.01         0.30
basic, pro forma
Net Income, per share,               0.01         0.29
diluted, pro forma


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants included in fiscal 2000 and fiscal 1999 calculations:


AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDING FEBRUARY 27, 2000


                              Nine Months Ending
                           February 27,  February 28,
                                   2000          1999

Expected dividend yield            ---           ---
Expected stock price             79.31%        63.14%
volatility
Risk free interest rate           6.50%         5.99%
Expected life of options            1-8           1-5


NOTE 3, Cash and Investments

For the purpose of reporting cash and cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Investment in securities available for sale is comprised of preferred stocks.

NOTE 4, Prepaid and Other Expenses

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

NOTE 5, Patent

Patent cost, net of amortized amounts represents the contract price of US Patent #5,303,137,1 which was acquired from a source external to and independent of the Company. The Company believes that products using the power conversion technology it represents will generate significant revenues into fiscal 2002. For amortization purposes, the patent had been assigned a life of four years.




AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDING FEBRUARY 27, 2000


NOTE 6, Long-term Debt

Long-term debt, including current maturities contain the following:

                                            FEBRUARY 27,       MAY 30,
                                                2000            1999
                                               ($000)          ($000)
GE Capital
8.0% mortgage due in monthly installments
of $28,756, including interest to January
2015, secured by Minneapolis building            $2,980          ----

Marquette Bank
7.9% capital lease due in monthly
installments of $6,144, including interest
to October 2004, secured by office
furniture                                           274          ----

US Bancorp
7.2% to 8.1% term loan due in monthly installments
secured by equipment                                546           712

8.0% note payable, quarterly interest payments
until August 1999, thereafter due in quarterly
principal installments of $46,588, plus
interest through November 2001, secured by
Korean government-funded agency                     326           373

7.5% note payable, quarterly interest
payments until April 2000, thereafter due
in quarterly principal payments of $52,464
plus interest, through April 2002,
secured by Korean government-funded agency          418           420

8.0% note payable, due in quarterly
installments of $20,985 plus interest,
through April 2000, secured by
Land, buildings and Korean government-funded
agency                                               21            84

7.5% note payable, September 2000 plus interest     172           ---

        Sub-Total                                $4,737        $1,589

Less Current Maturities                             656           402

        Total                                    $4,081        $1,187



AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDING FEBRUARY 27, 2000


NOTE 7, Accrued Expenses, Other

Accrued expenses, other, relates to commissions, fees to product certifying agencies and warranty commitments.

NOTE 8, Retirement & Severance Benefits

The Company accrues a severence obligation for all current employees in accordance with requirements of the Korea
Government. The National Pension Scheme of Korea, does not require the Company to fund this obligation, but requires the transfer of certain portions of the liability to the Korean National Pension Fund. The liabilities recorded by the Company are net of these transfers.

NOTE 9, Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of foreign currency translation adjustments resulting from translation of the financial statements of Ault Korea
Corporation from its functional currency, Korean Won, to US dollars. Adjustments that were recorded during each fiscal year are as follows:

                                             FEBRUARY 27,      FEBRUARY 28,
                                                 2000              1999
                                                ($000)            ($000)
    Beginning cumulative exchange
      gain (loss)                                 $(599)            $(898)
    Gain (loss) for the period from:
      a.  Long-term inter-company receivables       112               319
      b.  Other                                      95               (70)

           Total                                  $(392)            $(649)



The amounts attributed to long-term inter-company receivables for the NINE MONTHS ending February 27, 2000, reflect changes in the Won rate from 1,191.3 Wons to $1.00 at May 30, 1999, to 1,136.6 Wons to $1.00 at February 27,
2000. Amounts attributed to long-term inter-company receivables for the nine months ending February 28, 1999, reflect changes in the Won rate from 1,400.0 Wons to $1.00 at May 31, 1998, to 1,724.0 Wons to $1.00 at February 28,
1999. Amounts were computed on outstanding receivables of $2,311,000.



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

RESULTS OF OPERATIONS
Third Quarter Ended February 27, 2000

                                  Fiscal    Fiscal     Increase  /  (Decrease)
                                   2000      1999       Amount       Percent

   Net Sales                 $17,570,000  $13,965,000  $3,605,000      26%
   Operating Income              881,000      888,000      (7,000)     (1)%


Net sales were $17,570,000 for the third quarter of fiscal
2000 up 26% from $13,965,000 for the third quarter of fiscal 1999. The growth was primarily due to significantly higher power supply shipments to major OEM's of high-speed ADSL modems. The Company is also benefiting from growing business volumes with OEM's serving the wireless communication, medical equipment and cable modem markets.
Sales to cable modem OEM's increased to support the strong sales change. The Company is a supplier for several major cable modem manufacturers and believes the market for cable modems will remain strong.

Operating income totaled $881,000 for the third quarter of fiscal 2000 and $888,000 for the same period in fiscal 1999 equaling, respectively, 5.0% and 6.4% of net sales. The change in operating income for fiscal 2000 is due primarily to increased operating expenses. The increased operating expenses were incurred principally due to (1) sales commissions paid to sales representatives on the increased sales and (2) continued support of strategic initiatives, including new product and sales development:

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


Nine months Ended February 27, 2000

                               Fiscal     Fiscal     Increase   /   (Decrease)
                                2000       1999       Amount         Percent

   Net Sales              $45,491,000  $36,348,000  $9,143,000         25%
   Operating Income         1,680,000    2,061,000    (381,000)       (18)%

Net sales were $45,491,000 for the nine months ended February 27, 2000 up 25% from $36,348,000 for the same period in 1999. The growth was primarily due to securing a significant amount of new business with OEM's in the growing ADSL modem market, wireless communications, medical equipment, local area networks and the acquisition in fiscal 1999 of the power supply business of LZR Electronics, Inc.


Operating income totaled $1,680,000 for the nine month period of fiscal 2000 and $2,061,000 for the same period in fiscal 1999, a decrease of 18%. The change in operating income for fiscal 2000 is due primarily to increased operating expenses. The increased operating expenses were incurred principally due to (1) sales commissions paid to sales representatives on the larger sales, (2) integration of LZR into the Company, and (3) continued support of strategic initiatives, including new product development and sales development.

Order Backlog: The Company's order backlog at February 27,
2000 totaled $15,422,000 compared to $12,963,000 at May 30,
1999. The order backlog represents sales for approximately nine weeks and reflected the posture of many OEMs to limit their contractual commitments to the best lead-times of their suppliers. This requires the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products.

Non-Operating Income: Other expenses of ($35,000) for the nine months of fiscal 2000 and income of $358,000 for the same period in fiscal 1999 represented principally interest income, currency exchange rate gains (losses) on foreign contracts by the Korean subsidiary and income derived from rented portions of the Korean manufacturing facility. The
Company incurred interest expenses of $240,000 in fiscal
2000 and $103,000 in fiscal 1999, paid principally on bank credit facilities and long-term borrowings.

Income Tax: The Company had pre-tax income of $1,405,000 for the nine month period in fiscal 2000 on which it accrued US and Korean income taxes totaling $368,000. For the nine month period in fiscal 1999, the Company had pre-tax income of $2,316,000 on which US and Korean income taxes totaling $772,000 were accrued.

Net Income: The Company reported diluted per share earnings of $0.11 for the third quarter of fiscal 2000 based on 4,774,000 outstanding weighted average shares, compared to diluted per share earnings of $0.14 for the third quarter of fiscal 1999, which were based on 4,458,000 outstanding weighted average shares. For the nine months of fiscal 2000 the Company reported diluted per share earnings of $0.22 based on 4,695,000 outstanding weighted average shares, compared to diluted per share earnings of $0.36 for the same period in fiscal 1999, which were based on 4,348,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's working capital position at February 27, 2000, and at May 30, 1999:

                                          February 27,      May 30,
                                              2000           1999
                                             ($000)         ($000)

Working capital                               $16,258       $16,364
  Cash                                          1,323         3,303
  Securities Available for Sale                   308           850

Unutilized bank credit facilities               3,558         2,491
Cash provided by (used in) operations          (1,213)           22


Current Working Capital Position

At February 27, 2000, the Company had current assets of $28,843,000 and current liabilities of $12,585,000 which amounted to working capital of $16,258,000 and current ratio of 2.29 to 1.00. This represents a change from its working capital of $16,364,000 at May 30, 1999. The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.

Cash and Investments: At February 27, 2000, the Company had cash and securities totaling $1,631,000, down from $4,153,000 at May 30, 1999, principally because of cash payments made to acquire and relocate to a new manufacturing and office facility in Minneapolis, Minnesota.


Credit Facilities: The Company maintains two credit facilities. Its primary credit facility is with US Bank and a smaller facility with Korea Exchange Bank supports the South Korean subsidiary. See Note 7, under NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

The credit arrangement with US Bank includes:
  (a) A revolving credit facility of $4.0 million, secured by Company assets. At February 27, 2000, borrowings against it amounted to $442,000.
  (b)  One or more term loans, each up to $400,000.  At
       February 27, 2000, borrowings totaling $546,000 were outstanding on three term loans.

The South Korean credit facility is approximately $2.0
million of which borrowings at February 27, 2000 totaled
$1,891,000

CASH FLOWS FOR 2000

Operations: Operations used $1,755,000 of cash during the nine months of fiscal 2000 due principally to the following activities in trade receivables, inventories, accounts payables and accrued expenses:
  (a) Increases in trade receivables mainly due to the increased net sales in fiscal 2000 used $2,736,000 of cash. Further use of cash from increased net sales is anticipated for the rest of fiscal 2000.
  (b) Increases in inventories used $3,119,000 of cash. The increases are due principally to requirements of customers that the Company carry additional stockings of finished products to support their emergency needs. This is a normal business practice in the power supply market. No changes that are anticipated over the near term are expected to be of any significant impact on this use of cash.
  (c) Increases in accrued expenses and accounts payable provided $2,896,000 of cash from liabilities associated with purchases of material to support customer orders and emergency stockings of finished products. Further contribution to cash from increased liabilities for these purposes is anticipated in fiscal year 2000.

Investing Activities: Investing activities used net cash of $4,527,000 relating principally to the construction of the new manufacturing/office facility in Minneapolis.

Financing Activities: Financing activities provided net cash of $4,095,000, comprised principally of borrowings in connection with the construction of the new manufacturing/office facility in Minneapolis.

Effect of Foreign Currency Exchange Rate Fluctuations: The effect of translating the Korean financial statements, which were prepared in Won, to US dollars, resulted in a net asset value increase of $207,000 during the year, which related principally to long-term inter-company receivables. See
Note 9, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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



Information About Revenue by Geography

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:


                                         NINE MONTHS ENDING
                                      February 27,  February 27,
                                          2000          1999
                                         ($000)        ($000)

          US                             $35,643        $29,667
          Canada                           1,684          1,310
          Ireland                            924          2,474
          Korea                            2,380          1,123
          Mexico                             640            667
          Belgium                          1,161            287
          Other Foreign                    3,059            820

              Total                      $45,491        $36,348


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

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

Reference          Title of Document                  Location
                   Part 1 Exhibits

11          Computation of Per Share Earnings      Filed herewith at page 19
27          Financial Data Scheduling              Filed Electronically

 (a) None
 (b) Reports on Form 8-K

Form 8-K was filed February 20, 2000 and Form 8-K/A was filed March 31, 2000. Reported Items:
     (1)  Item 4.  Changes in Registrant's Certifying Accountant
     (2)  Item 7.  Financial Statements and Exhibits.
          Exhibit 16.  McGladrey & Pullen, LLP letter
          regarding Change in Certifying Accountant.












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



AULT INCORPORATED
(REGISTRANT)



DATED:                   /s/ Frederick M. Green
                         Frederick M. Green, President
                         Chief Executive Officer and
                         Chairman




DATED:                   /s/ Donald L. Henry
                         Donald L. Henry
                         Chief Financial Officer