Form 10-K405
period 2000-05-28
AULT INC
filed 2000-08-28
CIK 723639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED MAY 28, 2000


                         Commission File Number 0-12611

                                AULT INCORPORATED
             (Exact name of registrant as specified in its charter)

        MINNESOTA                                            41-0842932
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

7105 NORTHLAND TERRACE                                                55428-1028

Registrant's telephone number, including area code: (763) 592-1900 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 8-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $21,847,000 based upon the closing price of the Company's common stock on the NASDAQ National Market on August 11, 2000, multiplied by the number of outstanding shares of the Company held by persons other than officers, directors and 10% or more shareholders referred to in the "Security Ownership of Principal Shareholders and Management" table referred to under Item 12 herein.

On August 11, 2000, there were outstanding 4,455,432 shares of the Registrant's common stock.


The Form 10-K consists of 46 pages. The Exhibit Index is located on page 44.

                                AULT INCORPORATED

                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED MAY 28, 2000

                                     PART I


ITEM 1.   BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

Ault Incorporated (herein "Ault" or "Company") was incorporated under the laws of the State of Minnesota in 1961. The Company designs, manufactures, and markets external power conversion products and is a leading domestic supplier of such products to original equipment manufacturers (OEMs) of data communications equipment, telecommunications equipment, portable medical equipment, and microcomputers and related peripherals.

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

     The following table summarizes the proportion of sales of each of the Company's four major product categories for its last three fiscal years ended May 28, 2000:

                          SALE OF PRODUCTS BY CATEGORY
                         AS A PERCENTAGE OF TOTAL SALES

                                                     Years Ended

                                       May 28,          May 30,          May 31,
      Product Type                      2000             1999             1998

      Switching Power Supplies            41%              49%              37%
      Linear Power Supplies               31               17               15
      Transformers                        17               25               40
      Battery Chargers                    11                9                8
      Total                              100%             100%             100%


     POWER SUPPLIES. The Company's power supplies provide all power conversion elements for electronic equipment in power outputs ranging from 1 to 90 watts. These products contain a component level transformer, which reduces the voltage level, as well as other circuitry and components which convert alternating current (AC) to direct current (DC) and, in most cases, maintain voltage within specific limits.

     * SWITCHING POWER SUPPLIES. The Company believes the market for switching power supplies is generally the fastest growing segment of the overall external power conversion product market. Switching power supplies use switching transistors to convert power from AC to DC and are more energy efficient and considerably smaller and lighter in weight than linear units with comparable power outputs. For power requirements exceeding 12 watts, switching power supplies are generally more cost effective. The Company currently manufactures these products up to 90 watts of power. The applications in which these products are currently used include telecommunications products, data communications products, modems, computers and computer peripherals, medical equipment, microprocessor controlled systems, security systems, automatic teller terminals, test equipment, multiplexers, digital cameras and point of sales equipment.

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

          The company designs and manufactures switching power supplies principally for external applications, but also designs and manufactures these products for internal power when such action enhances customer relations.

     * HIGH DENSITY SWITCHING POWER SUPPLIES. In fiscal 1997, the Company introduced product families based upon patented high density power conversion technology. This technology enables the Company to offer switching power supply products less than one-half the size of its existing switching power supplies which provide comparable power output. The Company's high density switching power supplies provide approximately 45 watts to 90 watts of power. Technologies acquired from the purchase of LZR Electronics in fiscal 1999 enabled the Company to offer high density power supplies with considerably higher power ranges. The addition of these products allow the Company to compete for product applications currently not served by the Company or its competitors, including routers, servers and wireless communications that operate on higher power ranges.

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

     * TRANSFORMERS. The Company manufactures a wide variety of wall plug-in transformers, as part of its full range of power conversion products. Transformers are used primarily in applications where OEMs desire to remove heat, electromagnetic interference and weight from electronic equipment, while incorporating the rest of the power conversion system within the product. These products reduce AC voltage from approximately 110 volts (230 volts in some countries) down to lower voltage that range from 5 to 60 volts AC. The Company's product line also includes highly customized transformers that operate within stringent power output tolerances, features that are not offered by most of the Company's competitors. The Company's transformers are utilized in a broad spectrum of applications, including modems, telephone sets, multimedia products and scanners.

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

          The Company's products serve the entire range of widely used battery chemistries such as nickel cadmium, sealed lead acid, gel cell and nickel-metal hydride. In addition, the Company has developed battery chargers for the particular requirements of emerging battery chemistries such as zinc air, lithium ion and lithium polymer. The Company is committed to supporting these new emerging chemistries and to developing battery charger products to be introduced as this new battery chemistries become commercially accepted.

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

     Historically, the most significant market for the Company's products has been OEMs of telecommunications/data communications equipment, and in fiscal 2000 sales in this market represented approximately 64% of net sales. The Company's products power cable and ADSL modems, network termination equipment (devices which interface between telephone network and the customer's PBX or other telephone system), line conditioning equipment (devices which prepare telephone lines for the transmission of computer generated data), and various items of equipment ancillary to business telephones, including speaker phones, automatic dialers, caller identification units and alpha numeric displays, low to medium speed PC modems and multiplexers (equipment which enables the simultaneous transmission of multiple channels of information over the same telephone line).

     The Company believes the telecommunications/data communications market is growing at a rapid rate and is devoting significant portions of its product development effort toward introduction of new product families for applications in this combined market.

     In fiscal 2000 approximately 24% of the Company's net sales were to OEMs of computers and computer peripherals such as digitizers, printers, plotters, portable terminals, point of sales scanners and optical character readers, LAN hardware and multimedia speakers for computer applications.

     Approximately 9% of net sales in fiscal 2000 were to OEMs of portable medical equipment such as infusion pumps, patient monitoring systems, apnea monitors, and portable terminals for patient history input diagnostics.

     The balance of approximately 3% of the Company's net sales in fiscal 2000 was to OEMs of various industrial equipment, including digital cameras and mine safety devices.

(3)  DESIGN ENGINEERING AND PRODUCT DEVELOPMENT

     Design engineering teams at the Company's facilities in the United States, Peoples Republic of China and South Korea are responsible for developing new power conversion products and customizing existing products to meet customer needs. The Company also utilizes the significant engineering resources of its Asian subcontractors for the development of products targeted for subcontract manufacturing. The Company's product development activities are divided equally between developing products to satisfy customer needs and new products based upon anticipated customer needs and market trends. New product development opportunities are evaluated based upon criteria such as global market potential, return on investment and technological advantages. The Company believes that its collaborative efforts with customers, combined with its forward-looking concern for power technology and market trends, have enabled it to gain a reputation as a leading innovator in the development of new external power conversion products.

(4)  SALES AND DISTRIBUTION

     The Company markets its products primarily in the U.S. and Canada through a network of 20 manufacturer representatives employing approximately 115 salespersons, each of whom represents, in addition to Ault's products, several different but complementary product lines of other manufacturers. The Company also sells through four national distributor organizations which employ over 1,000 salespersons. The Company selects representatives based upon their industry knowledge as well as account expertise with products that are synergistic with the Company's products. Individual salespersons are trained, mentored and technically assisted by the Company's application engineers and other sales administration staff. Any reduction in the efforts of these manufacturer representatives or distributors could adversely affect the Company's business and operating results.

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

     The Company's sales in the Pacific Rim are primarily to customers in South Korea, China and Australia. Certain of the Company's products have already obtained required MITI (Ministry of International Trade and Industry) approvals in Japan and actions are being taken to establish a sales administrative presence in that country to further strengthen opportunity for selling in the Japanese market.

     The Company markets its products in Europe through a network of distributors who are managed through the Company's European sales office.

(5)  SAFETY AGENCY CERTIFICATION

     The power conversion system is potentially the most hazardous element in most electronic equipment because the power supply modifies standard power to a level appropriate for such equipment. Virtually all of the Company's customers require that the power conversion products supplied by the Company meet or exceed established international safety and quality standards, since many of the Company's products are used in conjunction with equipment which are distributed through the world. In response to these customer requirements, the vast majority of the Company's products are designed and manufactured in accordance with certification requirements of many safety agencies, including Underwriters Laboratories Incorporated ("UL") in the United States; the Canadian Standards Association (CSA) in Canada; Technischer Uberwachungs-Verein ("TUV") in Germany; the British Approval Board for Telecommunication ("BABT") in the United Kingdom; the International Electrotechnical Committee ("IEC"), a European standards organization and ("CE") a standard for the European Community. In addition, some of the Company's products have also received Japanese MITI approval. For certain safety applications, the Company's products conform to FCC Class B requirements which regulate the levels of electronic magnetic interference that may be emitted by electronic equipment. Unlike most of its competitors, the Company is a certified test laboratory for UL, CSA and TUV and is able to conduct most certification tests at its plant in Minneapolis. This procedure reduces the time required to obtain safety certifications. The Company's Minneapolis and South Korean facilities are certified to ISO 9001.

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

     No single company dominates the overall external power conversion product market, and the Company's competitors vary depending upon the particular power conversion product category. The companies with which Ault competes most directly in each of its major product categories are: Leader Electronics, Inc. and Golden Pacific Electronics, Inc. for transformers; Dee Van Enterprise Co., Ltd and Sino American Electronics Company., Ltd. for linear power supplies; Potrans Electrical Corp., Ltd. and Phihong Enterprise Co., Ltd. for switching power supplies; and Engineering Design Sales, Inc. and Xenotronics Company for battery chargers.

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

     The Company provides a total solution approach to the OEM's entire external power conversion product needs through its commitment to reliable partnerships and its delivery of high quality products supported by solution-oriented design engineering. In addition, the presence of Ault Korea and Ault China and the expanding arrangements with subcontract manufacturers in China and Thailand, provide the Company with additional strength to compete effectively when price is the primary consideration.

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

(8)  MANUFACTURING AND SOURCES OF SUPPLY

     The Company's manufacturing operations consist of assembly and integration of electronic components to meet product specifications and design requirements for a variety of power conversion applications. Manufacturing is currently conducted at the Company's facility in Minneapolis, Minnesota; Seoul, South Korea; Xianghe, China and at four locations in China and Thailand using subcontract manufacturers. Ault typically manufactures prototypes and low volume products at its facility in Minneapolis, Minnesota.

     A number of the components and raw material integral to the manufacture of the Company's products are purchased from a single supplier or a limited number of suppliers. Electronic components and raw material used in the Company's products are nevertheless generally available from a large number of suppliers, although from time to time shortages of particular items are experienced.

     Quality and reliability are emphasized in both the design and manufacture of the Company's products. This emphasis is reflected in the ISO 9001 certification of the Company's Minneapolis facility in 1991 and of its South Korea facility in 1998. The Company tests 100% of its finished products against its own and the customers' specifications, then ships the products in custom-engineered, protective packaging to minimize any damage during shipment.

     The Company has subcontract manufacturing arrangements with business partners in Thailand and two in China. The Company does not have long-term commitments from the subcontractors and the subcontractors build product for the Company pursuant to individual purchase orders. The Company selects its subcontract manufacturers based upon their ability to manufacture high quality products, the sufficiency of their engineering capabilities to support products being manufactured; and their ability to meet required delivery times. In addition, each of the Company's subcontract manufacturers is regularly reviewed by the Company's Taiwanese-based Director of Far East Operations with respect to product quality and other performance criteria.

(9)  SIGNIFICANT CUSTOMERS: BACKLOG

     The Company sells its products to over 400 customers and it is the Company's objective to maintain a diversified customer base and to avoid, where practicable, dependence upon a single customer. In fiscal 2000, there were no customers that accounted for more than 10% of sales.

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

(11) PATENTS

     The Company holds no significant patents.

(12) SEASONALITY

     As indicated by ITEM 8(b) SUPPLEMENTAL FINANCIAL INFORMATION, net sales of the Company have reflected a certain degree of seasonality. The Company's first quarter falls during the summer months and during the first quarter of fiscal 1999 and fiscal 2000, the Company recorded levels of sales which were generally lower than sales that were recorded for the succeeding periods. The Company attributes this seasonality to the buying patterns of its customers, the timing of industry trade shows where new products are introduced and to other factors. The Company believes that similar seasonality trends will be experienced in the future.

(13) EMPLOYEES

     As of August 11, 2000, the Company employed approximately 565 full-time employees at its facilities as follows:

                                   South
                                   Korea     China     Taiwan      US      Total

     Manufacturing                  126        180                  45       351
     Engineering                     24         20                  20        64
     Marketing                        9         15                  11        35
     General and Administrative      32         25         1        57       115
                                   ----       ----      ----      ----      ----

     Total                          191        240         1       133       565

     None of the Company's employees are represented by a labor organization and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are good.

(14) EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information with respect to the executive officers of the Company is set forth:

       Name                  Age    Position                                                  Officer Since
       Frederick M. Green    57     President and Chief Executive Officer and Director        1980

       Donald L. Henry       44     Vice President, Treasurer, Chief Financial Officer and    1999
                                    Assistant Secretary

       Richard A. Primuth    54     Secretary                                                 1995

       Gregory L. Harris     47     Vice President - Business Development                     1988

(15) RISK FACTORS

     The following risk factors are relevant to an understanding of the business matters discussed herein:

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

     * FLUCTUATION IN FINANCIAL RESULTS. The Company's financial results are subject to fluctuation due to various factors, including general business cycles in the Company's markets, the mix of products sold, the stage of each product in its life cycle and the rate and cost of development of new products. In addition, component and material costs, the timing of orders from and shipments of products to customers and deferral or cancellation of orders from major customers could adversely affect financial results. Price competition in the markets in which the Company competes is intense, and could result in a decline in gross margin, which in turn could adversely impact the Company's profitability.

     * DEPENDENCE ON OUTSIDE CONTRACTORS. The Company currently depends on third parties located in foreign countries for a significant portion of the manufacture and assembly of certain of its products. Some of these countries are economically troubled areas. The Company's reliance on such outside contractors reduces its control over quality and delivery schedules. While the Company takes an active role in overseeing quality control with its third party manufacturers, the failure by one or more of these subcontractors to deliver quality products or to deliver products in a timely manner could have a material adverse effect on the Company's operations. In addition, the Company's third-party manufacturing arrangements are short-term in nature and could be terminated with little or no notice. If this happened, the Company would be compelled to seek alternative sources to manufacture certain of its products. There can be no assurance that any such attempts by the Company would result in suitable arrangements with new third-party manufacturers. See "Manufacturing and Sources of Supply."

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

     * ANTI-TAKEOVER CONSIDERATIONS. Certain anti-takeover provisions of the Minnesota Business Corporation Act and the ability of the Board of Directors to issue preferred stock without stockholder approval under the Company's Right Plan may have the effect of delaying or preventing a change in control or merger of the Company. These provisions could delay, discourage, hinder or preclude an unsolicited acquisition of the Company, could make it less likely that stockholders receive a premium for their shares as a result of any such attempt and could adversely affect the market price of the Common Stock. See "Note 7 - Stockholders' Equity" under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

Export Sales by the U.S. Operations in fiscal year 2000 represented 15.2% of the Company's gross sales most of which were to OEMs in Europe and Canada. All other revenues were derived from domestic sales principally in the U.S. For other financial information about foreign and domestic operations and export sales including the amount of export sales for the last 3 years, refer to "Note 9 - Segment Information and Foreign Operations" under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 2.   PROPERTIES

The Company's headquarters and US manufacturing facility is located in Brooklyn Park, a suburb of Minneapolis, Minnesota and is approximately 65,000 square feet in size.

The Company's subsidiary, Ault Korea Corporation, operates in a 36,000 square foot facility in Suwon City in the province of Kyungki-Do, Korea. The Company will relocate to a new facility, also located in Suwon City, during fiscal 2001.

Ault China, a subsidiary of Ault Korea Corporation, occupies a 40,000 square foot leased facility in The Province of Xianghe in China. The lease expires in the year 2050.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
                                    PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

(a)  Market Information

Ault common shares are traded on the NASDAQ market under the symbol AULT. The following table presents the range of closing bid prices for the Company's common stock on the NASDAQ Market for fiscal 2000 and 1999.

                                   Fiscal 2000                  Fiscal 1999
                                   -----------                  -----------
                                $              $              $             $
               Quarter        High            Low           High           Low

                 1st          7.437           7.038         6.125         3.375
                 2nd          6.946           6.565         7.375         6.600
                 3rd          8.222           7.680         8.375         6.200
                 4th          7.794           7.240        11.875         6.750

(b)  Holders

As of August 11, 2000 there were 279 shareholders of record for the Company's common stock. This number of record stockholders does not include beneficial owners of common stock whose shares are held of record by Depository Trust under the name CEDE & Co.

(c)  Dividends

Ault has not paid cash dividends on its common shares, and, under present policy of its Board of Directors to retain any earnings for use in the business, does not anticipate paying cash dividends on its common shares in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL SUMMARY

                                            YEARS ENDED

                                      May 28,          May 30,         May 31,         June 1,          June 2,
                                       2000             1999            1998            1997             1996

                                                    (Amounts in Thousands, Except Per Share Data)
Net Sales                           $   66,123       $   50,938      $   41,136      $   40,012       $   33,774
Gross Profit                            16,436           14,018          10,761          10,523            8,265
Operating Expenses                      12,832           11,426           8,883           7,941            6,699

  Operating Income                       3,604            2,592           1,878           2,582            1,566

Non Operating Income (Expense)            (680)             256              49            (307)            (658)

Income Before Income Taxes               2,924            2,848           1,927           2,275              908

  Income Taxes (Benefit)                 1,061              860             609             (90)              25

Net Income                          $    1,863       $    1,988      $    1,318      $    2,365       $      883
Net Income Per Share:
  Basic                             $     0.42       $     0.47      $     0.32      $     0.79       $     0.42
  Diluted                                 0.40             0.45            0.31            0.72             0.39

Total Assets                        $   46,256       $   33,303      $   25,417      $   26,094       $   18,730
Property Equipment and Leasehold
  Improvements, Net                 $   10,537       $    6,808      $    4,479      $    3,568       $    2,849
Working Capital                         17,708           16,364          15,304          15,231            3,754
Long-term Notes Payable                  3,657            1,187             414             441              935
Stockholders' Equity                $   25,805       $   23,442      $   19,628      $   18,936       $    5,571

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's working capital position at May 28, 2000, and at May 30, 1999:

                                              May 28,             May 30,
                                               2000                1999
                                         ----------------    ----------------
                                                  ($000)              ($000)
Working capital                                  17,708              16,364
Cash                                              2,419               3,303
Securities available for sale                       497                 850

Unutilized bank credit facilities                 4,041               4,073
Cash provided by (used in) operations            (2,426)             (1,145)

CURRENT WORKING CAPITAL POSITION

At May 28, 2000, the Company had current assets of $34,269,000 and current liabilities of $16,561,000 representing working capital of $17,708,000 and a current ratio of 2.1. This represents an improvement from working capital of $16,364,000 at May 30, 1999. The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.

CASH AND INVESTMENTS: At May 28, 2000, the Company had cash and securities totaling $2,916,000, down from $4,153,000 at May 30, 1999. This decrease in cash was principally because of payments made to acquire and relocate to a new manufacturing and office facility in Minneapolis, Minnesota. Some of this cash outlay was offset by a cash receipt from the sale of Korean real estate in the fourth quarter.

CREDIT FACILITIES: The Company maintains credit facilities with US Bank and with Korea Exchange Bank. See Note 3, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The credit arrangement with US Bank includes:
     (a) A revolving credit facility of $4.0 million, secured by Company assets. At May 28, 2000, there were no borrowings against this facility.
     (b) One or more term loans, each up to $400,000. At May 28, 2000, borrowings totaling $494,000 were outstanding on three term loans.

The South Korean credit facility is approximately $2.2 million of which borrowings at May 28, 2000 totaled $2,159,000

CASH FLOWS FOR 2000

OPERATIONS: Operations used $2,426,000 of cash during fiscal 2000 due principally to the following activities:
     (a) Increases in trade receivables mainly due to the increased net sales in fiscal 2000 used $5,432,000 of cash. Further use of cash from increased net sales is anticipated for fiscal 2001.
     (b) Increases in inventories used $5,210,000 of cash. The increases are due principally to customer requirements that the Company carry additional finished products to support short-term needs. This is a normal business practice in the power supply market.
     (c) Increases in accrued expenses and accounts payable provided $6,570,000 of cash from liabilities associated with purchases of material to support customer orders.

INVESTING ACTIVITIES: Investing activities used net cash of $2,435,000 relating principally to the construction of the new manufacturing/office facility in Minneapolis offset by the sale of Korean real estate.

FINANCING ACTIVITIES: Financing activities provided net cash of $3,925,000, comprised principally of borrowings in connection with the construction of the new manufacturing/office facility in Minneapolis.

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS: The effect of translating the Korean financial statements, which were prepared in Won, to US dollars, resulted in a net asset value increase of $51,000 during the year, which related principally to long-term inter-company receivables.

SUMMARY: The Company's cash and working capital positions are sound and, together with its credit facilities, are adequate to support the Company's strategies for the fiscal 2001.

CASH FLOWS FOR FISCAL 1999

OPERATIONS: Operations used $1,145,000 of cash during fiscal 1999 due principally to the following activities in trade receivables, inventories, accounts payables and accrued expenses:
     (a) Increases in trade receivables, mainly due to the increased net sales in fiscal 1999, used $4,025,000 of cash.
     (b) Increases in inventories used $253,000 of cash. The increases are due principally to customer requirements that the Company carry additional stock of finished products. This is a typical business practice in the power supply industry. No changes are anticipated over the near term.
     (c) Increases in accounts payable and accrued expenses provided $466,000 of cash from liabilities associated with purchases of material to support customer orders.

INVESTING ACTIVITIES: Investing activities used net cash of $4,487,000 relating principally to:
     (a) Manufacturing and tooling equipment obtained and goodwill, net of amortization, recognized from the purchase of LZR Electronics, Inc.
     (b) Purchases of manufacturing and tooling equipment amounting to $1,544,000, required to support normal operations.
     (c) Purchase of land in South Korea. Acquired at a cost of $445,000, the land will be the site of a new Korean manufacturing facility. The Korean Government has acquired the current site, for a public improvement project.

FINANCING ACTIVITIES: Financing activities provided net cash of $2,745,000, principally due to the following transactions:
     (a) Borrowings under the revolving credit facilities provided $729,000 of cash.
     (b) Proceeds from long-term borrowings provided $1,491,000 of cash for equipment, working capital and a mortgage loan. The mortgage loan was acquired on the South Korean property that is to be the site for the subsidiary's manufacturing facility. The current facility has been acquired by the Korean Government, as discussed under "Investing Activities".
     (c) Payments from notes receivable from the sales of common stock provided $59,000 and proceeds from the issuance of common stock provided $636,000. LZR Electronics, Inc. converted the Company's promissory note that was issued as discussed under Cash and Investments.
     (d)  Principal payments on long-term borrowings used $170,000 of cash.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 28, 2000

     $000                   Fiscal      Fiscal       Increase  /  (Decrease)
                                                     ------------------------
                            2000        1999         Amount        Percent
                            -------------------------------------------------
     Net Sales              $66,123     $50,938      $15,185       30%
     Operating Income         3,605       2,592        1,013       39%


Net sales were $66,123,000 for fiscal 2000 up 30% from $50,938,000 for fiscal 1999. The growth was primarily due to significantly higher power supply shipments to major OEMs of high-speed ADSL modems. The Company is also benefiting from growing business volumes with OEMs serving the wireless communication, medical equipment and cable modem markets. The Company is a supplier for several major cable modem manufacturers and believes the market for cable modems will remain strong.

The gross margin for fiscal 2000 was 24.9%, compared to 27.5% for fiscal 1999. Several factors partially offset the positive impact of Ault's strong fiscal 2000 sales growth. During the second half, gross margins were affected by a shift in the sales mix toward lower-margin linear power supplies. In response, the Company is re-engineering the entire line of power supplies to reduce manufacturing costs. The significant growth of Asian sales also had a impact on gross margins. As an aggressive new undertaking, the Asian sales effort entails the normal array of start-up costs and pricing initiatives. The Company is forecasting strong Asian sales in fiscal 2001, and believes that margins on this business should improve as the year progresses. Finally, significantly higher air and maritime freight costs as well as high capacity utilization in shipping from Asia, resulting from the dramatic increase in fuel prices, also affected margins. The Company has started passing through increased fuel costs. The move has not affected business activities. To further strengthen margins, the Company is also implementing a global procurement system that will leverage purchasing power for key electronic components.

Operating income totaled $3,605,000 for fiscal 2000 and $2,592,000 for the same period in fiscal 1999 equaling, respectively, 5.5% and 5.1% of net sales. The operating expense change was incurred principally due to (1) facility sales and relocations (2) Asian start-up costs (3) commissions paid to sales representatives on the increased sales and (4) continued support of strategic initiatives, including new product and sales development:

FACILITY SALE AND RELOCATION: The company realized a gain on the sale of Korean real estate of $1,500,000, which was partially offset by the relocation of the Gaithersburg, Maryland site to Minneapolis, as well as the moves of both the Shanghai sales office and the Beijing factory.

NEW PRODUCT DEVELOPMENT: Service to customers continues as a strong strategic focus of the Company. The Company's engineering activities are directed to developing products for various customer applications. In addition to data convergence and portable medical products, these applications include uninterruptible power supplies, hubs, routers and switchers for the networking market.

SALES DEVELOPMENT: During the latter half of fiscal 1999, the Company opened sales offices in Shanghai and in Europe and strengthened the Korean sales office.

The Company's order backlog at May 28, 2000 totaled $17,877,000 compared to $12,963,000 at May 30, 1999. The order backlog represents sales for approximately twelve weeks and reflects the posture of many OEMs to limit their contractual commitments to the best lead-times of their suppliers. This requires the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products.

Other expenses of ($274,000) for fiscal 2000 and income of $402,000 for the same period in fiscal 1999 represented principally interest income, currency exchange rate gains (losses) on foreign contracts by the Korean subsidiary and income derived from rented portions of the Korean manufacturing facility. The Company incurred interest expenses of $406,000 in fiscal 2000 and $146,000 in fiscal 1999. The increase is primarily due to the mortgage on the new facility in Minneapolis.

FISCAL YEAR MAY 30, 1999

     $000                   Fiscal      Fiscal       Increase  /  (Decrease)
                                                     ------------------------
                            1999        1998         Amount        Percent
                            -------------------------------------------------

     Net Sales              $50,938     $41,136      $9,802        24%
     Operating Income         2,592       1,887         705        37%

Net sales were $50,938,000 for fiscal 1999 up 24% from $41,136,000 for fiscal 1998. The improvement in fiscal 1999 is primarily due to strong growth in sales within the telecommunications and data communications markets. In fiscal 1999, the Company acquired the assets of the power supply division of LZR Electronics, a closely held corporation located in Gaithersburg, Maryland. Prior to being acquired by Ault, LZR had annual revenues of approximately $6.5 million in calendar 1997 and 1998.

The Company's order backlog at May 30, 1999 totaled $12,963,000 compared to $15,340,000 at May 31, 1998. The order backlog at May 30, 1999 represented sales for approximately thirteen weeks

Gross profit increased to $14,018,000 or 27.5% of net sales for fiscal 1999, $10,761,000 or 26.2% of net sales for 1998. The improvements are due principally to the greater proportions in the sales mix of battery chargers, as well as linear and switching power supplies, which have higher margins as compared to transformer products. Revenue from shipments of transformers, traditionally a lower margin product, decreased during fiscal 1999 compared to fiscal 1998.

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

Other income of $402,000 for fiscal 1999 and $197,000 for fiscal 1998 represented principally interest income, currency exchange rate gains on foreign contracts by the Korean subsidiary and income derived from rented portions of the Korean manufacturing facility. The Company incurred interest expenses of $146,000 in fiscal 1999 and $148,000 in fiscal 1998 principally on bank credit facilities and long-term borrowings.

INFORMATION ABOUT PRODUCTS AND SERVICES: The Company's business operations are comprised of principally one activity--the design, manufacture and sale of equipment for converting electric power to a level used by OEMs principally in computer peripherals, data communications/telecommunications and medical markets to charge batteries and/or power equipment. The Company supports these power requirements by making available to the OEM products that have various technical features. These products are managed as one product segment under the Company's internal organizational structure and the Company does not consider any financial distinctive measures, including net profitability and segmentation of assets to be meaningful to performance assessment.

INFORMATION ABOUT REVENUE BY GEOGRAPHY

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

                                           FISCAL YEAR ENDING
                                        May 28,           May 30,
                                         2000               1999
                                        ($000)             ($000)
                                        ------             ------

               US                        $51,685           $42,076
               Canada                      2,667             1,977
               Ireland                     1,663             2,884
               Korea                       4,381             1,572
               Belgium                     2,495               435
               Other Foreign               3,232             1,994
                                           -----             -----
               Total                     $66,123           $50,938


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

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by original equipment manufacturers (OEMs) in the telecommunications, data communications, computer peripherals and the medical markets; buying patterns of the Company's existing and prospective customers; the impact of new products introduced by competitors; delays in new product introductions; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components; fuel prices; and other risks affecting the Company's target markets generally.

ACCOUNTING PRONOUNCEMENTS - In June 1998, FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB NO. 133, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. Management has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations. The Company will be required to adopt SFAS No. 133 in fiscal 2002.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of fiscal 2001. The Company is currently reviewing SAB No. 101 and its effects on the financial statements, but has not yet determined the effect on its financial position or results of its operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences foreign currency gains and losses, which are reflected in the financial statements, due to the strengthening and weakening of the U.S. dollar against currencies of the Company's foreign subsidiaries. The net exchange gain or foreign loss arising from this was not material in 2000, 1999 and 1998. The Company anticipates that it will continue to have exchange gains or losses in the future.

At the end of fiscal 2000, the company had an investment portfolio of fixed income securities of $497,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(a)  Financial Statements

     Index to Consolidated Financial Statements

                                                                            Page

     *     Independent Auditors' Reports                                      18

     *     Consolidated Balance Sheets, May 28, 2000 and May 30, 1999.        20

     *     Consolidated Statements of Income for the Years Ended
           May 28, 2000, May 30, 1999, and May 31, 1998.                      22

     *     Consolidated Statements of Stockholders' Equity for the Years
           Ended May 28, 2000, May 30, 1999, and May 31, 1998.                23

     *     Consolidated Statements of Cash Flows for the Years Ended
           May 28, 2000, May 30, 1999, and May 31, 1998.                      24

     *     Notes to Consolidated Financial Statements                         25

(b)  Supplemental Financial Information

     *     Quarterly Financial Data                                           36

                          INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Ault Incorporated and Subsidiary
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheet of Ault Incorporated and Subsidiary (the Company) as of May 28, 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index as Item 14.a.(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these 2000 consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the 2000 consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the 2000 consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall 2000 consolidated financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, such 2000 consolidated financial statements present fairly, in all material respects, the financial position of Ault Incorporated and Subsidiary as of May 28, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Minneapolis, Minnesota
July 24, 2000

                          INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Ault Incorporated and Subsidiary
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheet of Ault Incorporated and Subsidiary (the Company) as of May 30, 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two fiscal years in the period ended May 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ault Incorporated and Subsidiary as of May 30, 1999 and the results of its operations and its cash flows for each of the two fiscal years in the period ended May 30, 1999, in conformity with generally accepted accounting principles.


McGladrey & Pullen, LLP

Minneapolis, Minnesota
July 9, 1999

AULT INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MAY 28, 2000 AND MAY 30, 1999

----------------------------------------------------------------------------------------------------
ASSETS                                                                   MAY 28,          MAY 30,
                                                                          2000             1999
CURRENT ASSETS:
   Cash and cash equivalents                                          $   2,418,671    $   3,303,277
   Available-for-sale investments                                           497,461          849,914
   Trade receivables, less allowance for doubtful accounts of
     $94,000 in 2000; $30,000 in 1999 (Note 10)                          15,898,979       10,466,897
   Inventories (Note 2)                                                  14,260,569        9,050,605
   Prepaid and other expenses                                               982,675          701,743
   Deferred taxes (Note 4)                                                  211,000          265,000
   Income tax receivable                                                                     152,428
                                                                      -------------    -------------
         Total current assets                                            34,269,355       24,789,864

OTHER ASSETS:
   Intangibles, less accumulated amortization of $150,000 in 2000;
     $126,000 in 1999                                                     1,353,702        1,559,867
   Deferred taxes (Note 4)                                                   72,000          105,000
   Other                                                                     24,406           40,676
                                                                      -------------    -------------
                                                                          1,450,108        1,705,543

PROPERTY, EQUIPMENT, AND LEASEHOLD
     IMPROVEMENTS:
   Land                                                                   1,583,072        2,116,875
   Building                                                               5,260,933          816,376
   Machinery and equipment                                                7,122,671        6,423,234
   Office furniture and equipment                                         1,264,761          929,913
   Data processing equipment                                              1,675,346        1,465,077
   Leasehold improvements                                                                    975,038
   Construction in progress                                                                  814,735
                                                                      -------------    -------------
                                                                         16,906,783       13,541,248

   Less accumulated depreciation                                          6,369,858        6,733,372
                                                                      -------------    -------------
                                                                         10,536,925        6,807,876
                                                                      -------------    -------------
                                                                      $  46,256,388    $  33,303,283
                                                                      =============    =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MAY 28, 2000 AND MAY 30, 1999

---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                  MAY 28,            MAY 30,
                                                                       2000               1999
CURRENT LIABILITIES:
   Note payable to bank (Note 3)                                  $    2,158,377     $    1,427,614
   Current maturities of long-term debt                                  802,413            401,910
   Accounts payable                                                   11,762,692          5,557,255
   Accrued compensation                                                  537,490            416,693
   Accrued commissions                                                   745,609            536,105
   Other                                                                 135,235             85,956
   Income tax payable                                                    419,061
                                                                  --------------     --------------
         Total current liabilities                                    16,560,877          8,425,533

LONG-TERM DEBT, less current maturities (Note 3)                       3,657,067          1,187,364

DEFERRED RENT EXPENSE                                                                        14,032


RETIREMENT AND SEVERANCE BENEFITS (Note 1)                               233,162            234,374


COMMITMENTS AND CONTINGENCIES (Note 8)


STOCKHOLDERS' EQUITY (Notes 5, 6, and 7):
   Preferred stock, no par value; authorized 1,000,000 shares;
     none issued
   Common stock, no par value; authorized 10,000,000 shares;
     issued and outstanding 4,445,432 shares in 2000;
     4,372,789 shares in 1999                                         20,275,483         19,827,000
   Notes receivable arising from the sale of common stock               (145,000)          (145,000)
   Accumulated other comprehensive loss                                 (548,074)          (599,337)
   Retained earnings                                                   6,222,873          4,359,317
                                                                  --------------     --------------
                                                                      25,805,282         23,441,980
                                                                  --------------     --------------
                                                                  $   46,256,388     $   33,303,283
                                                                  ==============     ==============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MAY 28, 2000, MAY 30, 1999, AND MAY 31, 1998

--------------------------------------------------------------------------------------
                                       MAY 28,           MAY 30,            MAY 31,
                                        2000              1999               1998
NET SALES                         $   66,122,725     $   50,938,193     $   41,136,232

COST OF GOODS SOLD                    49,686,426         36,919,753         30,375,684
                                  --------------     --------------     --------------
       Gross profit                   16,436,299         14,018,440         10,760,548

OPERATING EXPENSES (INCOME):
   Marketing                           5,450,546          4,375,893          3,707,267
   Design engineering                  3,413,502          2,425,303          1,788,736
   General and administrative          5,492,362          4,625,370          3,387,120
   Gain on sale of facility           (1,524,879)
                                  --------------     --------------     --------------
                                      12,831,531         11,426,566          8,883,123
                                  --------------     --------------     --------------

OPERATING INCOME                       3,604,768          2,591,874          1,877,425

NONOPERATING INCOME (EXPENSE):
   Interest expense                     (405,936)          (146,016)          (148,415)
   Interest income                       100,981            292,308            299,271
   Other                                (375,613)           109,950           (101,563)
                                  --------------     --------------     --------------
                                        (680,568)           256,242             49,293
                                  --------------     --------------     --------------

INCOME BEFORE INCOME TAXES             2,924,200          2,848,116          1,926,718

INCOME TAXES (Note 4)                  1,060,644            860,000            609,000
                                  --------------     --------------     --------------

NET INCOME                        $    1,863,556     $    1,988,116     $    1,317,718
                                  ==============     ==============     ==============

EARNINGS PER SHARE (Note 1):
   Basic                          $         0.42     $         0.47     $         0.32
   Diluted                                  0.40               0.45               0.31


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                NOTES                   ACCUMULATED
                                                                              RECEIVABLE                   OTHER
                                                        COMMON STOCK          FROM SALE                COMPREHENSIVE      TOTAL
                                                 -------------------------    OF COMMON      RETAINED     INCOME      STOCKHOLDERS'
                                                     SHARES      AMOUNT         STOCK        EARNINGS     (LOSS)          EQUITY
BALANCE AT JUNE 1, 1997                            4,075,733   $18,055,290   $  (203,750)  $ 1,053,483  $    30,788   $18,935,811

Comprehensive income:
   Net income                                                                                1,317,718                  1,317,718
   Net change in foreign currency
     translation adjustment                                                                                (928,915)     (928,915)
                                                                                                                      -----------
       Total comprehensive income                                                                                         388,803
                                                                                                                      -----------
Issuance of 86,025 shares of common
   stock in accordance with stock purchase
   plan and stock option plan (Notes 5 and 6)         86,025       303,507                                                303,507
                                                 -----------   -----------   -----------   -----------  -----------   -----------

BALANCE AT MAY 31, 1998                            4,161,758    18,358,797      (203,750)    2,371,201     (898,127)   19,628,121

Comprehensive income:
   Net income                                                                                1,988,116                  1,988,116
   Net change in foreign currency
     translation adjustment                                                                                 298,790       298,790
                                                                                                                      -----------
       Total comprehensive income                                                                                       2,286,906
                                                                                                                      -----------
Issuance of 132,166 shares of common
   stock in accordance with stock purchase
   plan and stock option plan (Notes 5 and 6)        132,166       636,203                                                636,203
Issuance of 78,895 shares of common
   stock in connection with acquisition
   of LZR Electronics, Inc. (Note 1)                  78,865       500,000                                                500,000
Repayment of note receivable from sale
   of common stock                                                                58,750                                   58,750
Income tax benefit from stock options
   exercised                                                       332,000                                                332,000
                                                 -----------   -----------   -----------   -----------  -----------   -----------

BALANCE AT MAY 30, 1999                            4,372,789    19,827,000      (145,000)    4,359,317     (599,337)   23,441,980

Comprehensive income:
   Net income                                                                                1,863,556                  1,863,556
   Net change in foreign currency
     translation adjustment                                                                                  51,263        51,263
                                                                                                                      -----------
       Total comprehensive income                                                                                       1,914,819
                                                                                                                      -----------
   Issuance of 66,143 shares of common
     stock in accordance with stock purchase
     plan and stock option plan (Notes 5 and 6)       66,143       324,168                                                324,168
   Income tax benefit from stock options
     exercised                                                      86,000                                                 86,000
   Stock Grants                                        6,500        38,315                                                 38,315
                                                 -----------   -----------   -----------   -----------  -----------   -----------

BALANCE AT MAY 28, 2000                            4,445,432   $20,275,483   $  (145,000)  $ 6,222,873  $  (548,074)  $25,805,282
                                                 ===========   ===========   ===========   ===========  ===========   ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 28, 2000, MAY 30, 1999, AND MAY 31, 1998

---------------------------------------------------------------------------------------------------------------------------
                                                                                   MAY 28,        MAY 30,         MAY 31,
                                                                                    2000           1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  1,863,556    $  1,988,116    $  1,317,718
   Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
     Depreciation                                                                   752,535         620,805         528,193
     Amortization                                                                   136,580         191,576          36,306
     Stock grants                                                                    38,315
     (Gain)/loss on disposal of property and equipment                           (1,608,423)          1,437          28,830
     Deferred taxes                                                                  87,000          71,198         415,000
     Change in assets and liabilities, net of effect of acquisition:
       (Increase) decrease in:
         Trade receivables                                                       (5,432,082)     (4,024,584)      2,640,944
         Inventories                                                             (5,209,964)       (253,329)        645,568
         Prepaid and other expenses                                                (280,932)        (17,715)         42,479
       Increase (decrease) in:
         Accounts payable                                                         6,205,437         583,830        (103,926)
         Accrued expenses                                                           364,336        (117,863)       (500,231)
         Income tax payable                                                         657,489        (188,830)       (232,597)
                                                                               ------------    ------------    ------------
           Net cash (used in) provided by operating activities                   (2,426,153)     (1,145,359)      4,818,284
                                                                               ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                            (5,593,031)     (1,988,716)     (1,467,732)
   Proceeds from disposition of property and equipment                            2,719,870
   Acquisition of LZR Electronics, Inc.                                                          (2,554,509)
   Decrease in intangibles and other assets                                          85,855          39,645          82,739
   Proceeds from the sale of securities                                             352,453          16,260         (17,475)
                                                                               ------------    ------------    ------------
           Net cash used in investing activities                                 (2,434,853)     (4,487,320)     (1,402,468)
                                                                               ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) on revolving credit agreement                          731,144         729,133        (519,228)
   Proceeds from long-term borrowings                                             3,305,467       1,490,724         300,000
   Proceeds from issuance of common stock                                           324,168         636,203         303,507
   Payments received from notes receivable arising from sale of common stock                         58,750
   Principal payments on long-term borrowings                                      (435,642)       (170,246)       (313,475)
                                                                               ------------    ------------    ------------
           Net cash provided by (used in) financing activities                    3,925,137       2,744,564        (229,196)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
CHANGES ON CASH                                                                      51,263         256,598        (928,915)
                                                                               ------------    ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (884,606)     (2,631,517)      2,257,705

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    3,303,277       5,934,794       3,677,089
                                                                               ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $  2,418,671    $  3,303,277    $  5,934,794
                                                                               ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
   Cash payments for:
     Interest (Net of Capitalized interest of $144,930 in 2000,
       $0 in 1999 and 1998)                                                    $    386,488    $    145,588    $    147,149
     Taxes                                                                          433,000         971,000         420,000
   Supplemental Schedule of Noncash Investing and Financing Activities:
     Construction payable for new facility                                                          734,972


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 28, 2000 AND MAY 30, 1999
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS - The Company and its subsidiary operate in one business segment which includes the design, manufacturing, and marketing of power conversion products, principally to original equipment manufacturers of data communications equipment, microcomputers and related peripherals, telecommunications equipment, and portable medical equipment. Sales are to customers worldwide, and credit is granted based upon the credit policies of the Company.

     A summary of the Company's significant accounting policies follows:

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Ault Incorporated, its wholly owned subsidiary, Ault Korea Corporation, and its wholly owned subsidiary, Ault Xianghe Co. Ltd. (located in China), which commenced operations in May 1997. All significant intercompany transactions have been eliminated. The foreign currency translation adjustment represents the translation into United States dollars of the Company's investment in the net assets of its foreign subsidiary in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52.

     FISCAL YEAR - The Company operates on a 52- to 53-week fiscal year. The fiscal years for the financial statements presented end on May 28, 2000, May 30, 1999, and May 31, 1998, all of which contain 52 weeks.

     ACQUISITION - On December 1, 1998, the Company acquired the power supply division of LZR Electronics, Inc., a manufacturer, developer, and seller of power supplies, for approximately $3,050,000. The purchase method has been used to account for this transaction, with results of operations included in the financial statements from the date of acquisition.

     Unaudited pro forma results of operations for the year ended May 30, 1999, as though the Company had acquired LZR Electronics, Inc. as of May 31, 1998, are as follows:

     Revenues                                               $  54,050,000
     Net income                                                 2,018,000
     Basic earnings per share                                        0.48
     Diluted earnings per share                                      0.46

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 28, 2000 AND MAY 30, 1999
--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                               MAY 30,
                                                                1999
  Acquisition of LZR Electronics, Inc. -
    Fair value of assets purchased:
       Inventories                                          $  1,863,260
       Prepaid expenses                                           48,366
       Property and equipment                                    193,298
       Goodwill                                                1,400,000
                                                            ------------
           Total assets purchased                              3,504,924

  Liabilities assumed and debt issued:
    Accounts payable                                            (421,080)
    Accrued expenses                                             (29,335)
    Convertible note payable                                    (500,000)
                                                            ------------
           Cash purchase price                              $  2,554,509
                                                            ============


CASH AND CASH EQUIVALENTS - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of short-term commercial paper.

AVAILABLE-FOR-SALE INVESTMENTS - Investments are classified as available-for-sale securities and consist primarily of preferred stock that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are carried at fair market value.

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market.

INTANGIBLES - Intangibles consist primarily of goodwill, which is being amortized using the straight-line method over its economic useful life, which has been estimated to be 15 years.

DEPRECIATION - Depreciation is based on the estimated useful lives of the individual assets. The methods and estimated useful lives are as follows:

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
Leasehold improvements            Straight-line                                 Life of lease

LONG-TERM DEBT - The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying value of the long-term debt approximates fair value.

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 28, 2000 AND MAY 30, 1999
--------------------------------------------------------------------------------

RETIREMENT AND SEVERANCE BENEFITS - Retirement and severance benefits represents the accrual of compensation expense, net of deposits, for the Korean operations' employees that is payable upon termination of employment.

The Company does not fund the retirement and severance benefits accrued, but rather provides for the estimated accrued liability under the plans as of the balance sheet date. Under the National Pension Scheme of Korea, the Company is required to transfer a certain portion of the retirement allowances of employees to the National Pension Fund. The amount transferred reduces the retirement and severance benefit liability recorded in the consolidated financial statements.

REVENUE RECOGNITION - Revenue from product sales is recognized when shipped.

DESIGN ENGINEERING - Design engineering costs are those incurred for research, design, and development of new products and redesign of existing products. These costs are expensed currently.

ADVERTISING EXPENSE - The Company expenses advertising costs as incurred. Advertising expenses of approximately $171,000, $229,000, and $294,000 were charged to operations during the periods ended May 28, 2000, May 30, 1999, and May 31, 1998, respectively.

SALE OF KOREAN FACILITY - The Company's facility in Korea was expropriated by the government for the construction of a provincial road. In the fourth quarter the company received expropriation proceeds and recognized a gain on the disposition of $1,524,879. At May 28, 2000 the company was still operating in the facility while it is in the process of building a new facility. All proceeds received for relocation have been deferred.

INCOME TAXES - Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

LONG-LIVED ASSETS - In accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

EARNINGS PER SHARE - Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period adjusted by common share equivalents related to stock options (when dilutive), warrants, and the employee stock purchase plan. Options to purchase 196,812, 227,413, and 217,435 shares of common stock were outstanding during the fiscal years ended May 28, 2000, May 30, 1999, and May 31, 1998, respectively, but were excluded from the computation of common stock equivalents because they were anti-dilutive.

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 28, 2000 AND MAY 30, 1999
--------------------------------------------------------------------------------

The following table reflects the calculation of basic and diluted earnings per share:

                                                     MAY 28,         MAY 30,         MAY 31,
                                                      2000            1999            1998
Numerator -
 Income available to common shareholders          $  1,863,556    $  1,988,116    $  1,317,718
                                                  ------------    ------------    ------------
Denominator:
 Basic - weighted-average shares outstanding         4,391,333       4,195,849       4,136,059
 Effect of dilutive shares:
   Stock options outstanding                           270,887         218,443         118,113
   Warrants outstanding                                                    173
                                                  ------------    ------------    ------------
 Diluted - weighted-average shares outstanding       4,662,220       4,414,465       4,254,172
                                                  ------------    ------------    ------------

Basic earnings per share                          $       0.42    $       0.47    $       0.79
                                                  ============    ============    ============

Diluted earnings per share                        $       0.40    $       0.45    $       0.31
                                                  ============    ============    ============

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME - The Company's comprehensive income consists of net income, foreign currency translation adjustments, and unrealized gains and losses on certain investments in debt and equity securities.

RECLASSIFICATIONS - Certain fiscal year 1999 and 1998 amounts have been reclassified to be consistent with the 2000 presentation. These reclassifications had no impact on net income or stockholders' equity as previously reported.

ACCOUNTING PRONOUNCEMENTS - In June 1998, FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB NO. 133, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. Management has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations. The Company will be required to adopt SFAS No. 133 in fiscal 2002.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of fiscal 2001. The Company is currently reviewing SAB No. 101 and its effects on the financial statements, but has not yet determined the effect on its financial position or results of its operations.

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 28, 2000 AND MAY 30, 1999
--------------------------------------------------------------------------------

2.   INVENTORIES

     The components of inventory at May 28, 2000 and May 30, 1999 are as follows:

                                              MAY 28,           MAY 30,
                                               2000              1999

     Raw materials                        $   7,275,273    $   4,958,646
     Work-in-process                            406,626          216,341
     Finished goods                           6,578,670        3,875,618
                                          -------------    -------------
                                          $  14,260,569    $   9,050,605
                                          =============    =============

3.   FINANCING ARRANGEMENT AND LONG-TERM DEBT

     FINANCING ARRANGEMENT - The Company has a financing agreement, which includes a $4,000,000 revolving line-of-credit agreement through December 1, 2000. Interest on advances is at the bank's reference rate less one-half percent, 9.0 percent and 7.75 percent at May 28, 2000 and May 30, 1999. All advances are due on demand and are secured by substantially all assets of the Company. There were no advances outstanding on the revolving line of credit at May 28, 2000 and $729,133 advances outstanding at May 30, 1999. Also, the Company's Korean subsidiary maintains a $2,200,000 credit facility agreement to cover bank overdrafts, short-term financing, and export financing. Advances outstanding relating to the Korean facility were $2,158,377 and $698,481 at May 28, 2000 and May 30, 1999, respectively.

LONG-TERM DEBT -

                                                                                MAY 28,          MAY 30,
                                                                                 2000             1999
     7.97% term loan, due in monthly installments of $7,320,
      including interest to November 2001, secured by equipment              $    123,796    $    198,501
     8.0% term loan, due in monthly installments of $7,340, including
      interest to February 2001, secured by equipment                              63,849         143,221
     7.2% term loan, due in monthly installments of $7,978, including
      interest to December 2003, secured by equipment                             306,621         371,199
     7.5% note payable, quarterly interest payments until August
      1999, thereafter due in quarterly principal installments of
      $46,588, plus interest, through November 2001, secured by
      Korean government funded agency                                             293,702         372,702
     7.5% note payable, quarterly interest payments until April 2000, thereafter due in quarterly principal installments of $52,464 plus interest, through April 2002, secured by
      Korean government funded agency                                             440,866         419,709
     8.0% note payable, due in quarterly installments of $20,985 plus interest, final payment April 2000, secured by land, buildings, and
      Korean government funded agency                                                              83,942
     7.94% term loan, due in monthly installments of $6,144, including
      interest to September 2005, secured by furniture                            265,230
     8.05% term loan, due in monthly installments of $28,756, including
      interest to February 2015                                                 2,965,416
                                                                             ------------    ------------
           Total                                                                4,459,480       1,589,274

     Less current maturities                                                      802,413         401,910
                                                                             ------------    ------------
                                                                             $  3,657,067    $  1,187,364
                                                                             ============    ============

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 28, 2000 AND MAY 30, 1999
--------------------------------------------------------------------------------

     Maturities of long-term debt for years subsequent to May 28, 2000 are as follows:

     2001                                                                                  $    802,413
     2002                                                                                       719,697
     2003                                                                                       599,849
     2004                                                                                       270,193
     2005                                                                                       170,362
     Thereafter                                                                               1,896,966
                                                                                           ------------
                                                                                           $  4,459,480
                                                                                           ============


4.   INCOME TAXES

     Pretax income (loss) for domestic and foreign operations was as follows:

                                                                 MAY 28,        MAY 30,        MAY 31,
                                                                  2000           1999           1998
     Domestic                                                $  1,235,890   $  2,729,229   $  1,516,396
     Foreign                                                    1,688,310        118,887        410,322
                                                             ------------   ------------   ------------
     Total                                                   $  2,924,200   $  2,848,116   $  1,926,718
                                                             ============   ============   ============

     The components of the provision for income taxes are as follows:

                                                                 MAY 28,        MAY 30,        MAY 31,
                                                                  2000           1999           1998
     Current:
      Domestic                                               $    407,644   $    699,000   $    129,000
      Foreign                                                     537,000         10,000         21,000
      State                                                        29,000         74,000         44,000
     Deferred                                                      87,000         77,000        415,000
                                                             ------------   ------------   ------------
                                                             $  1,060,644   $    860,000   $    609,000
                                                             ============   ============   ============

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the fiscal years ended May 28, 2000, May 30, 1999, and May 31, 1998, due to the following:

                                                                 MAY 28,        MAY 30,        MAY 31,
                                                                  2000           1999           1998
     Computed expected tax provision                         $  1,049,000   $    968,000   $    655,000
     Increase (decrease) in income taxes resulting from:
      Nondeductible expenses                                       15,000          8,000          9,000
      State income taxes, net of federal benefit                   93,000         67,000         39,000
      Foreign taxes at higher (lower) rates                       (37,000)       (30,000)       (66,000)
     Current year R&D tax credits:
      Domestic                                                   (117,000)       (80,000)
      State                                                                      (79,000)
     Reduction in valuation allowance                                                           (28,000)
     Other                                                         57,644          6,000
                                                             ------------   ------------   ------------
                                                             $  1,060,644   $    860,000   $    609,000
                                                             ============   ============   ============

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 28, 2000 AND MAY 30, 1999
--------------------------------------------------------------------------------

Net deferred taxes consist of the following components:

                                                                MAY 28,      MAY 30,
                                                                 2000         1999
     Deferred tax assets:
      Allowance for doubtful accounts                        $    35,000   $   12,000
      Future income tax benefit from stock options exercised      72,000      181,000
      Accrued vacation                                            45,000       42,000
      Accrued warranty                                            29,000       30,000
      Equipment and leasehold improvements                                     56,000
      Tax credit carryforwards and other                          86,000       49,000
      Unicap adjustment                                           16,000
                                                             -----------   ----------
                                                             $   283,000   $  370,000
                                                             ===========   ==========

     The components giving rise to the net deferred tax asset described above have been included in the consolidated balance sheet:

                                                                MAY 28,       MAY 30,
                                                                 2000          1999
     Current assets                                          $   211,000   $  265,000
     Noncurrent assets                                            72,000      105,000

     The Company has assessed its past earnings history and trends, budgeted sales, and expiration of dates of carryforwards and has determined that it is more likely than not that its deferred tax assets will be realized.

     At May 28, 2000, the Company had research and development tax credit carryforwards of approximately $116,000 available to reduce future income taxes in Minnesota for income tax purposes. These credits expire in varying amounts beginning in 2009 through 2015.

5.   EMPLOYEE BENEFIT PLANS

     PROFIT SHARING PLAN - The Company has a profit sharing plan covering substantially all U.S. employees. The Company is required to match 25 percent of the employees' first 6 percent of contributions and may make additional contributions to the plan to the extent authorized by the Board of Directors. The contribution amounts charged to operating expenses in the fiscal years ended May 28, 2000, May 30, 1999, and May 31, 1998 approximated $63,000, $45,000, and $39,000, respectively.

     STOCK PURCHASE PLAN - On March 10, 1996, the Company established a stock purchase plan in which up to 100,000 shares of common stock may be purchased by employees. The purchase price is equal to the lesser of 85 percent of the fair market value of the shares on the date the phase commences or 85 percent of the fair market value of the shares on the termination date of the phase. Each phase is one year from the commencement date of a phase. There were 11,359, 11,766, and 10,825 shares purchased under this plan during the fiscal year ended May 28, 2000, May 30, 1999, and May 31, 1998, respectively.

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

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 28, 2000 AND MAY 30, 1999
--------------------------------------------------------------------------------

     The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999, and 1998 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

                                                        MAY 28,        MAY 30,         MAY 31,
                                                         2000           1999            1998
     Net income, as reported                         $  1,863,556   $  1,988,116    $  1,317,718
     Net income, pro forma                                856,392      1,305,841         700,698
     Net income, per share, basic, as reported               0.42           0.47            0.32
     Net income, per share, diluted, as reported             0.40           0.45            0.31
     Net income, per share, basic, pro forma                 0.20           0.31            0.17
     Net income, per share, diluted, pro forma               0.18           0.29            0.17

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998:

                                                        MAY 28,        MAY 30,        MAY 31,
                                                         2000           1999           1998
        Expected dividend yields                     $     --       $      --       $      --
        Expected stock price volatility                 81.20%          71.51%          63.14%
        Risk-free interest rate                          6.85%           5.24%           6.04%
        Expected life of options                     7.81 years        4 years         4 years

        Additional information relating to all outstanding options as of May 28, 2000, May 30, 1999, and May 31, 1998 is as follows:

                                                       MAY 28,                MAY 30,               MAY 31,
                                                        2000                   1999                   1998
                                                            Weighted-              Weighted               Weighted
                                                            Average                Average                Average
                                                            Exercise               Exercise               Exercise
                                                 Shares       Price     Shares       Price     Shares       Price
     Options outstanding at beginning of year    675,250     $  5.14    512,550     $  4.44    426,750     $  4.44
     Options exercised                           (54,786)       4.38   (120,400)       4.79    (75,200)       3.30
     Options expired                              (5,000)       7.75    (18,000)       8.50     (2,500)       7.75
     Options granted                             217,500        5.45    301,100        3.98    163,500        8.43
                                                 -------                -------                -------
     Options outstanding at end of year          832,964     $  5.22    675,250     $  5.14    512,550     $  5.86
                                                 =======     =======    =======     =======    =======     =======

     Options exercisable at end of year          515,789     $  5.28    352,300     $  5.02    283,175     $  4.65
                                                 =======     =======    =======     =======    =======     =======

     Weighted-average fair value of
      options granted during the year                        $  4.84                $  3.14                $  4.66

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 28, 2000 AND MAY 30, 1999
--------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding at May 28, 2000:

                                                 Options Outstanding             Options Exercisable
                                              -------------------------       ------------------------
                                               Weighted-
                               Number           Average       Weighted-         Number       Weighted-
       Range of              Outstanding       Remaining       Average        Exercisable     Average
       Exercise              at May 28,       Contractual     Exercise        at May 28,     Exercise
        Prices                  2000          Life (Years)      Price            2000          Price
     $1.1875 - $1.6300           36,000             4.7       $  1.0661           33,000     $ 1.1630
      1.6301 -  2.7500           83,500             4.3          2.3803           83,500       2.3803
      2.7501 -  3.8750          272,912             8.0          3.7772          122,612       3.7581
      3.8751 -  6.5300          237,718             8.3          5.9891          107,468       6.1260
      6.5301 -  8.6250          202,834             6.9          8.1555          169,209       8.0871
     -----------------       ----------                                       ----------
     $1.1875 -  8.6250          832,964             7.3       $  5.2174          515,789     $ 5.2825
     =================       ==========          ======       =========       ==========     ========

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

     The Company has a shareholders' rights plan. Under this plan, a Class A, Junior Participating Preferred Stock with no par value was created. In addition, a dividend of one right was declared for each share of common stock at an exercise price of $36 per right and a redemption price of $0.001 per right. Each right is equal to a right to purchase one one-hundredth of a share of the Class A, Junior Participating Preferred Stock. 100,000 shares of preferred stock are reserved for the exercise of the rights. No rights were exercised during the years ended May 28, 2000, May 30, 1999, and May 31, 1998.

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

8.   COMMITMENT AND CONTINGENCIES

     OPERATING LEASES - The Company leased its United States plant under an operating lease through August 1999 before moving into its newly constructed facility. In addition, certain equipment and motor vehicles are leased under operating leases with terms of approximately 36 months.

     Approximate minimum annual rental commitments at May 28, 2000 are as follows:

     2001                                                      $  114,000
     2002                                                         101,000
     2003                                                          94,000
     2004                                                          80,000
                                                               ----------
                                                               $  389,000
                                                               ==========

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 28, 2000 AND MAY 30, 1999
--------------------------------------------------------------------------------

     Total rental expense for the fiscal years ended May 28, 2000, May 30, 1999, and May 31, 1998 was approximately $304,000, $511,000, and $391,000, respectively.

9.   SEGMENT INFORMATION AND FOREIGN OPERATIONS

     FASB has issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement requires disclosure of certain information for each reportable segment, including general information, profit and loss information, segment assets, etc.

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

                                                      MAY 28,          MAY 30,          MAY 31,
                                                       2000             1999             1998
     Revenues:
      Domestic operations                          $ 61,741,358     $ 49,366,148     $ 39,849,215
      Korean and Chinese operations - customers       4,381,367        1,572,045        1,287,017
      Korean and Chinese operations - parent         12,228,917        8,310,867        9,056,631
      Eliminations                                  (12,228,917)      (8,310,867)      (9,056,631)
                                                   ------------     ------------     ------------
      Consolidated                                 $ 66,122,725     $ 50,938,193     $ 41,136,232
                                                   ============     ============     ============


     Net income (loss):
      Domestic operations                          $    792,583     $  1,879,164     $    964,396
      Korean and Chinese operations                   1,038,863           44,812          419,261
      Eliminations                                       32,110           64,140          (65,939)
                                                   ------------     ------------     ------------
      Consolidated                                 $  1,863,556     $  1,988,116     $  1,317,718
                                                   ============     ============     ============

     Identifiable assets:
      Domestic operations                          $ 40,242,985     $ 31,287,114     $ 24,381,633
      Korean and Chinese operations                  14,965,140        8,770,190        7,108,449
      Eliminations                                   (8,951,737)      (6,754,021)      (6,072,768)
                                                   ------------     ------------     ------------
      Consolidated                                 $ 46,256,388     $ 33,303,283     $ 25,417,314
                                                   ============     ============     ============

     Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.

     EXPORT SALES - The Company also had foreign export sales amounting to 15.2, 14.3, and 27.1 percent of total sales for the fiscal years ended May 28, 2000, May 30, 1999, and May 31, 1998, respectively.

     OTHER FOREIGN PRODUCTION - In addition to the manufacturing done by the Korean subsidiary, the Company has subcontracting agreements for the purchase of finished assemblies from certain manufacturers in China and Thailand. Total purchases under these agreements were approximately $29,944,000, $20,525,000, and $15,340,000 for the fiscal years ended May
     28, 2000, May 30, 1999, and May 31, 1998, respectively.

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 28, 2000 AND MAY 30, 1999
--------------------------------------------------------------------------------

10.  MAJOR CUSTOMER

     The Company had no customers with revenues and accounts receivable of more than 10% of the total during the fiscal year ended May 28, 2000.

     The Company had a major customer during the fiscal years ended May 30, 1999 and May 31, 1998, as follows:

                                                        MAY 30,      MAY 31,
                                                         1999         1998

     Customer A:
      Sales percentage                                   13.3%        2.3%
      Accounts receivable percentage                      9.2         8.3

ITEM 8(b). SUPPLEMENTAL FINANCIAL INFORMATION

                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                  (Amounts in Thousands, Except Per Share Data)

                                              FISCAL QUARTERS

                                 1ST          2ND          3RD          4TH


2000

Net Sales                     $  13,535    $  14,386    $  17,570    $  20,632

Gross Profit                      3,576        3,703        4,416        4,741

Income Before Income Taxes          294          417          694        1,519

Net Income                          212          311          514          826

Earnings Per Share
  Basic                       $    0.05    $    0.07    $    0.12    $    0.19
  Diluted                          0.05         0.07         0.11         0.17


1999

Net Sales                     $  11,337    $  11,046    $  13,965    $  14,590

Gross Profit                      3,062        3,051        3,806        4,099

Income Before Income Taxes          718          656          942          532

Net Income                          475          463          606          444

Net Income Per Share:
  Basic                       $    0.11    $    0.11    $    0.14    $    0.10
  Diluted                          0.11         0.11         0.14         0.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on form 8-K current report dated February 10, 2000, the company dismissed McGladrey & Pullen, LLP as our independent public accountants and engaged Deloitte Touche LLP as our new independent public accountants. The company hereby incorporates by reference the information contained under item 4 of the February 10, 2000 8-K as filed on March 20, 2000 and as amended by an amendment to the 8-K filed March 31, 2000.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 405 under Registration S-K with respect to the Company's executive officers is contained under Item 1, Narrative Description of The Business -- Executive Officers of the Registrant. The information required by this item with respect to directors will be presented under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting to be held on September 26, 2000 and is expressly incorporated herein by reference. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days from the end of the Company's 2000 fiscal year.

Information called for by item 405 under Regulation S-K with respect to the information relating to compliance with 16(a) of the Exchange Act is presented under the caption "Compliance with Section 16(a) of the Securities Exchange Act 1934" in the Company's definitive proxy statement for its Annual Meeting to be held on September 26, 2000 and is expressly incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 403 under Regulation S-K, to the extent applicable, will be set forth under the caption "Executive Compensation and Other Information" under "General" in the Company's definitive proxy materials for its September 26, 2000 Annual Meeting to be filed within 120 days from the end of the Company's fiscal 2000 which information is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K, to the extent applicable, will be set forth under the caption "Security Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for its September 26, 2000 Annual Meeting to be filed within 120 days from the end of the Company's fiscal year 2000, which information is expressly incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS

(1)  THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8:    PAGE

          Independent Auditors' Reports                                       18

          Consolidated Financial Statements

          -- Balance Sheets, May 28, 2000 and May 30, 1999.                   20

          -- Consolidated Statements of Income for the Years                  22
             Ended May 28, 2000, May 30, 1999 and May 31, 1998.

          -- Consolidated Statements of Stockholders' Equity for              23
             the Years Ended May 28, 2000, May 30, 1999 and May 31, 1998.


          -- Consolidated Statements of Cash Flows for the Years              24
             Ended May 28, 2000, May 30, 1999 and May 31, 1998.

          -- Notes to Consolidated Financial Statements                       25

(2) THE FOLLOWING FINANCIAL STATEMENTS SCHEDULE FOR THE YEARS ENDED MAY 28, 2000, MAY 30, 1999 AND MAY 31, 1998 ARE SUBMITTED HEREIN FOLLOWING THE SIGNATURE PAGE OF THIS REPORT.

          -- Independent Auditors' Report on the Supplementary Information    41
             Schedule for 1999 and 1998

          -- Schedule II - Valuation and Qualifying Accounts                  42

     All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


(3)  EXHIBITS

     (a) The Exhibits required to be filed with this report or incorporated by reference are listed in the Exhibit Index, which follows the Financial Statements Schedules.

     (b)  Reports on Form 8-K during 3 months ended May 28, 2000 - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ault Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED


/s/ Frederick M. Green                                       August 28, 2000
Frederick M. Green
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints FREDERICK M. GREEN and DONALD HENRY as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature                  Title                                 Date

/s/ Frederick M. Green     President, Chief Executive Officer    August 28, 2000
-----------------------    and Director
Frederick M. Green

/s/ Donald Henry           Vice President, Treasurer, Chief      August 28, 2000
-----------------------    Financial Officer, Assistant
Donald Henry               Secretary and Controller*

/s/ Matthew A. Sutton      Director                              August 28, 2000
-----------------------
Matthew A. Sutton

/s/ Frank L. Sims          Director                              August 28, 2000
-----------------------
Frank L. Sims

/s/ Delbert W. Johnson     Director                              August 28, 2000
-----------------------
Delbert W. Johnson

/s/ John G. Kassakian      Director                              August 28, 2000
-----------------------
John G. Kassakian

/s/ David J. Larkin        Director                              August 28, 2000
-----------------------
David J. Larkin

/s/ James M. Duddleston    Director                              August 28, 2000
-----------------------
James M. Duddleston

*Principal Financial Officer and Principal Accounting Officer

       *******************************************************************




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-K



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF


                                AULT INCORPORATED

                                       FOR

                             YEAR ENDED MAY 28, 2000





       *******************************************************************


                          FINANCIAL STATEMENT SCHEDULES


       *******************************************************************

                          INDEPENDENT AUDITORS' REPORT
                        ON THE SUPPLEMENTARY INFORMATION



To the Board of Directors
Ault Incorporated and Subsidiary
Minneapolis, Minnesota


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the 1999 and 1998 basic consolidated financial statements and, in our opinion, the 1999 and 1998 confirmation is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

McGladrey & Pullen, LLP

Minneapolis, Minnesota
July 9, 1999

                                                                     SCHEDULE II

AULT INCORPORATED AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MAY 28, 2000, MAY 30, 1999, AND MAY 31, 1998

                                         Balance at     Charged to                        Balance at
                                         Beginning      Costs and                           End of
                                         of Period      Expenses       Deductions           Period
----------------------------------------------------------------------------------------------------
Year ended May 28, 2000:
     Allowance for doubtful accounts    $    30,000    $    35,000    $   (29,000)(a)    $    94,000
     Reserve for warranties                  74,000        130,000        126,000             78,000

Year ended May 30, 1999:
     Allowance for doubtful accounts         31,000         47,000         48,000 (a)         30,000
     Reserve for warranties                  83,000         32,000         41,000             74,000

Year ended May 31, 1998:
     Allowance for doubtful accounts        120,000         95,000        184,000 (a)         31,000
     Reserve for warranties                  81,000         97,000         95,000             83,000

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

                             YEAR ENDED MAY 28, 2000





       *******************************************************************


                                    EXHIBITS


       *******************************************************************

                                AULT INCORPORATED

                                EXHIBIT INDEX TO
                          FORM 10-K FOR THE YEAR ENDED
                                  MAY 28, 2000

Required Registration S-K
Exhibit Items

SK Reference

       Title of Documents             Location

3(a)   Restated Articles of           Filed as Exhibit 3(a) to Form 10-K for
       Incorporation, as amended      fiscal 1988 and incorporated herein by
                                      reference

3(b)   Bylaws, as amended             Filed as Exhibit 3(b) to Registration
                                      Statement No. 2-85224 and incorporated
                                      herein by reference

3(c)   Amendment to Articles of       Filed herewith as Exhibit 3(c) Fiscal 1999
       Incorporation                  and incorporated herein by reference.

4.1    Rights Agreement               Filed electronically on Form 8-K for March
                                      1996 and herein incorporated by reference

10.1   Management Incentive           Filed as Exhibit 10(b) to Registration
       Compensation Plan              Statement 2-85224 and incorporated herein
                                      by reference

10.2   1986 Employee Stock Option     Filed as Exhibit 10(c) to Form 10-K for
       Plan                           fiscal 1987 and incorporated herein by
                                      reference

10.3   Financing Agreement on         Filed as Exhibit 10(f) to Form 10-K for
       Credit Facility                fiscal 1995 and incorporated herein by
                                      reference

10.4   First and Second Amendments    Filed electronically as Exhibit 10(g) to
       to Financing Agreement on      Form 10-K for fiscal 1996 and herein
       Credit Facility                incorporated by reference

10.5   Employee Stock Purchase Plan   Filed electronically Commission File
                                      #333-4609 and herein incorporated by
                                      reference

10.6   1986 Employee stock            Filed electronically. Commission File
       Option plan, Amended           #333-4609 and herein incorporated by
                                      reference

10.7   1996 Employee stock            Filed electronically. Commission File
       Option plan                    #333-4609 and herein incorporated by
                                      reference

21     Subsidiary of Registrant       Filed as Exhibit 21 to Form 10-K for
                                      fiscal 1997 and incorporated herein by
                                      reference

23     Consent of Independent         Filed herewith at page 45
       Auditors

27     Financial Data Schedule        Filed electronically

Pursuant to provisions of Item 601(b)(A)(iii)(a) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt of the Company are not being filed and in lieu thereof, Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.