Form 10-Q
period 2000-08-27
AULT INC
filed 2000-10-10
CIK 723639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 27, 2000

                         Commission file number 0-12611

                                AULT INCORPORATED

                   MINNESOTA                           41-0842932
        -------------------------------                ----------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

                             7105 Northland Terrace
                        Minneapolis, Minnesota 55428-1028
                        ---------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number: (763) 592-1900


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             YES __X__      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                     Outstanding at
             Class of Common Stock                   August 27, 2000
             ---------------------                   ---------------
                  No par value                       4,473,432 shares




                                 Total pages 12
                            Exhibits Index on Page 12

PART 1. FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                         AULT INCORPORATED & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Amounts Per Share)

                                                                (Unaudited)
                                                            First Quarter Ended
                                                      ------------------------------
                                                       August 27,        August 29,
                                                          2000              1999
                                                      ------------      ------------
Net Sales                                             $     21,642      $     13,535

Cost of Goods Sold                                          16,918             9,959
                                                      ------------      ------------
   Gross Profit                                              4,724             3,576

Operating Expenses:
   Marketing                                                 1,530             1,200
   Design Engineering                                          772               820
   General & Administrative                                  1,512             1,242
                                                      ------------      ------------
                                                             3,814             3,262
                                                      ------------      ------------

   Operating Income                                            910               314

Non Operating Income (Expense):
   Interest Expense                                           (152)              (50)
   Interest Income                                              27                 3
   Other                                                       200                27
                                                      ------------      ------------
                                                                75               (20)
                                                      ------------      ------------

Income Before Income Taxes                                     985               294

Income Taxes                                                   334                82
                                                      ------------      ------------

Net Income                                            $        651      $        212
                                                      ============      ============
Earnings Per Share
        Basic                                         $       0.15      $       0.05
        Diluted                                       $       0.14      $       0.05
                                                      ============      ============
Common and equivalent shares outstanding:
        Basic                                            4,455,432         4,427,558
        Diluted                                          4,655,880         4,631,848

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AULT INCORPORATED & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                             Unaudited
                                                                     August 27,       May 28,
                                                                        2000           2000
                                                                    -----------     -----------
Assets:
Current Assets
     Cash and Cash Equivalents                                      $     1,724     $     2,419
     Available-for-sale Investments                                         497             497
     Trade Receivables, Less Allowance for Doubtful Accounts of
       $102,000 at August 27, 2000; $94,000 at May 28, 2000              16,390          15,899
     Inventories(Note 2)                                                 15,110          14,260
     Prepaid Expenses and Other                                             763             983
     Deferred Taxes                                                         211             211
                                                                    -----------     -----------
           Total Current Assets                                          34,695          34,269

Other Assets:
     Intangibles, less accumulated amortization of $175,000 at
       August 27, 2000; $150,000 at May 28, 2000                          1,329           1,354
     Deferred Taxes                                                          72              72
     Other                                                                   16              24
                                                                    -----------     -----------
                                                                          1,417           1,450
Property Equipment and Leasehold
   Improvements:
     Land                                                                 1,583           1,583
     Building                                                             5,316           5,261
     Machinery and Equipment                                              7,375           7,123
     Office Furniture                                                     1,329           1,265
     E.D.P. Equipment                                                     1,681           1,675
                                                                    -----------     -----------
                                                                         17,284          16,907

     Less Accumulated Depreciation                                        6,584           6,370
                                                                    -----------     -----------

                                                                         10,700          10,537
                                                                    -----------     -----------

                Total Assets                                        $    46,812     $    46,256
                                                                    ===========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AULT INCORPORATED & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                            Unaudited
                                                                    August 27,        May 28,
                                                                       2000            2000
                                                                   -----------      -----------
Liabilities and Stockholders' Equity:
Current Liabilities
     Note Payable to Bank                                          $     2,934      $     2,158
     Current Maturities of Long-Term Debt (Note 3)                         759              802
     Accounts Payable                                                   10,347           11,763
     Accrued Compensation                                                  590              538
     Accrued Commissions                                                   867              746
     Other                                                                 167              135
     Income Tax Payable                                                    761              419
                                                                   -----------      -----------
        Total Current Liabilities                                       16,425           16,561

Long-Term Debt, Less Current Maturities (Note 3)                         3,577            3,657

Retirement and Severance Benefits                                          297              233

Stockholders' Equity:
     Preferred Stock, No Par Value, Authorized,
       1,000,000 Shares; None Issued
     Common Shares, No Par Value, Authorized
        10,000,000 Shares; Issued and Outstanding 4,473,432 on
        August 27, 2000; and 4,445,432 on May 28, 2000;                 20,334           20,275
     Notes Receivable arising from the sale of common stock               (145)            (145)
     Accumulated Other Comprehensive Loss                                 (611)            (548)
     Retained Earnings                                                   6,935            6,223
                                                                   -----------      -----------
                                                                        26,513           25,805
                                                                   -----------      -----------

                                                                   $    46,812      $    46,256
                                                                   ===========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AULT INCORPORATED & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                                                              (Unaudited)
                                                                          Three Months Ended
                                                                      August 27,       August 29,
                                                                         2000             1999
                                                                     -----------      -----------
Cash Flows From Operating Activities
      Net Income:                                                    $       651      $       212
      Adjustments to Reconcile Net Income to Net Cash
          Used in Operating Activities:
             Depreciation                                                    214              190
             Amortization                                                     25               25
             Adjustment Related to Change in subsidiary Year End              61
      Changes in Assets and Liabilities:
          (Increase) Decrease In:
             Trade Receivables                                              (491)            (637)
             Inventories                                                    (850)            (545)
             Prepaid and Other Expenses                                      220              230
          Increase (Decrease)  in:
             Accounts Payable                                             (1,416)             (20)
             Accrued Expenses                                                269              278
             Income Tax Payable                                              342             (112)
                                                                     -----------      -----------
                Net Cash Used in Operating Activities                       (975)            (379)
                                                                     -----------      -----------

Cash Flows From Investing Activities:
      Purchase of Equipment and Leasehold Improvements                      (377)          (1,384)
      Decrease in Other Assets                                                 8
      Proceeds from the sale of securities                                                      3
                                                                     -----------      -----------
                Net Cash Used in Investment Activities                      (369)          (1,381)
                                                                     -----------      -----------

Cash Flows From Financing Activities:
      Borrowings on Revolving Credit Agreements                              776            1,357
      Proceeds from Issuance of Common Stock                                  59
      Principal Payments on Long-Term Borrowings                            (123)             (25)
                                                                     -----------      -----------
                Net Cash Provided by Financing Activities                    712            1,332
                                                                     -----------      -----------

Effect of Foreign Currency Exchange Rate Changes
   on Cash                                                                   (63)             (22)
                                                                     -----------      -----------

Decrease in Cash and Cash Equivalents                                       (695)            (450)

Cash and Cash Equivalents at Beginning of Period                           2,419            3,303
                                                                     -----------      -----------

Cash and Cash Equivalents at End of Period                           $     1,724      $     2,853
                                                                     ===========      ===========

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED AUGUST 27, 2000

1 Summary of Consolidation Principles

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

The balance sheet of the Company as of August 27, 2000, and the related statements of income and cash flows for the three months ended August 27, 2000 have been prepared without being audited. In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiary as of August 27, 2000, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's May 28, 2000 Form 10-K.

The results of operations for the interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

Effective May 29, 2000 the company changed its fiscal year end for its subsidiary from May 31 to April 30 and will consolidate the subsidiary for financial reporting purposes on a one-month lag basis. This change was done to facilitate timely and accurate consolidation and in order to meet financial reporting deadlines of the Company. The results of operations for the subsidiary for May 2000 ($61,000 net loss) was included in the consolidated results of operations for the first quarter of fiscal 2001. Retained earnings was adjusted during the first quarter of fiscal 2001 to eliminate the subsidiary net loss for May 2000 which was included in operations for the year ended May 28, 2000. The effect of the change in year-end for future periods is expected to be insignificant.

2 Inventories

The components of inventory (in thousands) at August 27, 2000 and May 28, 2000 are as follows:

                                      August 27,        May 28,
                                         2000            2000
                                     -----------     -----------
     Raw Materials                   $     8,599     $     7,275
     Work-in-process                         597             406
     Finished Goods                        5,914           6,579
                                     -----------     -----------
                                     $    15,110     $    14,260
                                     ===========     ===========

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED AUGUST 27, 2000

3 Long-term Debt

Long-term debt (in thousands) including current maturities contain the following:

                                                                  AUGUST 27,       MAY 28,
                                                                     2000           2000
                                                                  ----------     ----------
Various Term Loans, 7.2% - 8.0% interest due in monthly
     installments through December 2003, secured by equipment     $      456     $      494
Various note payables, 7.5% interest due in quarterly
     installments through April 2002, secured by Korean
     government funded agency                                            690            735
Term loan, 7.94% interest rate due in monthly installments
     through September 2005, secured by furniture                        252            265
Term loan, 8.05% interest rate due in monthly installments to
     February 2015                                                     2,938          2,965
                                                                  ----------     ----------
          Total                                                   $    4,336     $    4,459
     Less Current Maturities                                             759            802
                                                                  ----------     ----------
                                                                  $    3,577     $    3,657
                                                                  ==========     ==========


4 Stockholders' Equity

                                                                           Three Months
                                                                         Ended August 27,
                                                                               2000
                                                                         ----------------
                                                                              ($000)
       Total Stockholders' Equity - May 28, 2000                         $         25,805
       Net Income                                          $      651
       Net change in Foreign currency translation
           adjustment                                             (63)
                                                           ----------
       Comprehensive Income                                                           588
       Issue 28,000 shares of common stock in
           accordance with stock option plan                                           59
       Adjust retained earnings for the change in
           subsidiary fiscal year end                                                  61
                                                                         ----------------
       Total Stockholders' Equity                                        $         26,513
                                                                         ================


5 Net Income Per Common Share

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, EARNINGS PER SHARE. The difference between average common and common equivalent shares is the result of outstanding stock options.

                                                                     Three Months Ended
                                                                     ------------------
                                                                  August 27,     August 29,
                                                                     2000           1999
                                                                  ----------     ----------
     Income Applicable to Common Shareholders                     $      651     $      212
     Basic - Weighted Average Shares Outstanding                   4,455,432      4,927,558
     Diluted Effect of Stock Options                                 200,448        204,298
     Diluted - Weighted Average Shares Outstanding                 4,655,880      4,631,848
     Basic Earnings per Share                                            .15            .05
                                                                  ==========     ==========
     Diluted Earnings per Share                                          .14            .05
                                                                  ==========     ==========

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED AUGUST 27, 2000

6 Accounting Pronouncements

In June 1998, FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB NO. 133, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. Management has not yet determined the effects SFAS No. 133 will have on its financial position or the result of its operations. The Company will be required to adopt SFAS No. 133 in fiscal 2002.

In December 1999, The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of fiscal 2001. The Company believes SAB No. 101 will not have a material effect on the financial statements, however management is still reviewing SAB No. 101 relative to its overseas shipping contracts.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
First Quarter Ended August 27, 2000
-----------------------------------

                                                    Increase / (Decrease)
      ($000)               Fiscal       Fiscal     -----------------------
                             2001         2000       Amount       Percent
                          ------------------------------------------------
      Net Sales           $21,642      $13,535       $8,107           60%
      Operating Income        910          314          596          190%


Net sales were $21,642,000 for the first quarter of fiscal 2001 up 60% from $13,535,000 for the first quarter of fiscal 2000. The growth was primarily due to significantly higher power supply volume to major OEMs of high-speed ADSL modems. The Company is also benefiting from growing business volumes with OEMs serving the medical equipment market and distributors. In addition, the Company has experienced growth in both European and Asian markets.

Operating income totaled $910,000 for the first quarter of fiscal 2001 and $596,000 for the same period in fiscal 2000 equaling, respectively, 4.2% and 2.3% of net sales. Several factors partially offset the positive impact of Ault's strong sales growth. Gross margins decreased due to a shift in the sales mix toward lower-margin linear power supplies. In response, the Company is re-engineering the entire line of power supplies to reduce manufacturing costs. The significant growth of Asian sales also had a near-term negative impact on gross margins. As an aggressive new undertaking, the Asian sales effort entails the normal array of start-up costs and pricing initiatives. The Company is forecasting strong Asian sales for the remainder of fiscal 2001, and believes that margins on this business should improve as the year progresses. Finally, significantly higher air and maritime freight costs as well as high capacity utilization in shipping from Asia, resulting from the dramatic increase in fuel prices, also affected margins. The Company has started passing through increased fuel costs. The move has not affected business levels. To further strengthen margins, the Company is also implementing a global procurement system that will leverage purchasing power for key electronic components.

ORDER BACKLOG: The Company's order backlog at August 27, 2000 totaled $20,963,000 compared to $17,877,000 at May 28, 2000. The order backlog represents sales for approximately eleven weeks and reflected the posture of many OEMs to limit their contractual commitments to the best lead-times of their suppliers. This requires the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products.

NON-OPERATING INCOME: Other income of $227,000 for the first quarter of fiscal 2001 and $30,000 for the same period in fiscal 2000 represented interest income, currency exchange rate gains on foreign contracts by the Korean subsidiary and income derived from rented portions of the Korean manufacturing facility. The Company incurred interest expenses of $152,000 in fiscal 2001 and $50,000 in fiscal 2000, paid on bank credit facilities and long-term borrowings. The interest increase is primarily related to the new facility in Minneapolis.

INCOME TAX: The Company had pre-tax income of $985,000 for the three month period in fiscal 2001 on which it accrued US and Korean income taxes totaling $334,000. For the three month period in fiscal 2000 the Company had pre-tax income of $294,000 on which US and Korean income taxes totaling $82,000 were accrued.

NET INCOME: The Company reported basic per share earnings of $0.15 for the first quarter of fiscal 2001 based on 4,455,000 outstanding weighted average shares, compared to basic per share earnings of $0.05 for the first quarter of fiscal 2000, based on 4,428,000 outstanding weighted average shares. For the three months of fiscal 2001 the Company reported diluted per share earnings of $0.14 based on 4,656,000 outstanding weighted average shares, compared to diluted per share earnings of $0.05 for the same period in fiscal 2000, which were based on 4,632,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's liquidity and financial position on August 27, 2000, and on May 28, 2000:

                                         August 27,          May 28,
                                            2000              2000
                                       --------------    --------------
                                           ($000)            ($000)
Working capital                           $  18,270         $  17,708
Cash                                          1,724            $2,419
Securities Available for Sale                   497               497

Unutilized bank credit facilities             4,000            $4,041
Cash (used in) operations                    (1,036)           (2,426)


CURRENT WORKING CAPITAL POSITION

As of August 27, 2000, the Company had current assets of $34,695,000 and current liabilities of $16,425,000 which amounted to working capital of $18,270,000 and current ratio of 2.11 to 1.00. This represents a change from its working capital of $17,708,000 as of May 28, 2000. The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.

CASH AND INVESTMENTS: As of August 27, 2000, the Company had cash and securities totaling $2,221,000, compared to $2,916,000 as of May 28, 2000, primarily due to timing of payables and receivables.

CREDIT FACILITIES: The Company maintains two credit facilities. Its primary credit facility is with US Bank and a smaller facility with Korea Exchange Bank supports the South Korean subsidiary.

CASH FLOWS FOR FISCAL 2001

OPERATIONS: Operations used $1,036,000 of cash during the three months of fiscal 2001 due principally to the following activities in trade receivables, inventories and accounts payables:
     (a) Increases in trade receivables mainly due to the increased net sales in fiscal 2001 used $491,000 of cash. Further use of cash from increased net sales is anticipated for the rest of fiscal 2001.
     (b) Increases in inventories used $850,000 of cash. The increases are due primarily to customer requirements that the Company carry additional finished products to support short-term needs. This is a normal business practice in the power supply market.
     (c) Decreases in accounts payable used $1,416,000 of cash from liabilities associated with purchases of material to support customer orders and emergency stockings of finished product. Increased liabilities for these purposes are anticipated for the remainder of fiscal year 2001.

INVESTING ACTIVITIES: Investing activities used net cash of $369,000 relating to the purchase of manufacturing equipment.

FINANCING ACTIVITIES: Financing activities provided net cash of $773,000, primarily comprised principally of borrowings for raw material purchases in Korea.

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS: The effect of translating the Korean financial statements, which were prepared in Won to US dollars, resulted in a net asset value decrease of $63,000 during the year. This relates to long-term inter-company receivables.

SUMMARY: The Company's cash and working capital positions are sound and, together with its credit facilities, adequate to support the Company's strategies for the remainder of fiscal 2001.

INFORMATION ABOUT PRODUCTS AND SERVICES: The Company's business operations are comprised of one activity - the design, manufacture and sale of equipment for converting electric power to a level used by OEMs in data communications/telecommunications and medical markets to charge batteries, and/or power equipment. The Company supports these power requirements by making available to the OEM products that have various technical features. These products are managed as one product segment under the Company's internal organizational structure and the Company does not consider any financial distinctive measures, including net profitability and segmentation of assets to be meaningful to performance assessment.

INFORMATION ABOUT REVENUE BY GEOGRAPHY

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

                                                THREE MONTHS ENDED
                                        August 27, 2000     August 29,1999
                                        ----------------------------------
                                             ($000)             ($000)

                  US                        $13,321            $11,788
                  Korea                       2,933                599
                  Belgium                     1,247                 66
                  UK                          1,101                129
                  China                         783                 54
                  Canada                        654                262
                  Other Foreign               1,603                637
                                        ----------------------------------
                            Total           $21,642            $13,535
                                        ==================================

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligation to pay for trade receivable invoices.

IMPACT OF FOREIGN OPERATIONS AND CURRENCY CHANGES:

Products manufactured by the Korean subsidiary contributed a large portion of total sales. The value of the Won had no significant impact on the Company's consolidated sales for the quarter. The Company's operations have no significant exposure to currency risks because the predominant portions of its contracts are made in US dollars.


From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by original equipment manufacturers (OEMs) in the telecommunications, data communications, computer peripherals and the medical markets; buying patterns of the Company's existing and prospective customers; the impact of new products introduced by competitors; delays in new product introductions; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components; fuel prices; and other risks affecting the Company's target markets.

ACCOUNTING PRONOUNCEMENTS -In June 1998, FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB NO. 133, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. Management has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations. The Company will be required to adopt SFAS No. 133 in fiscal 2002.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of fiscal 2001. The Company believes SAB No. 101 will not have a material effect on the financial statements, however management is still reviewing SAB No. 101 relative to its overseas shipping contracts.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences foreign currency gains and losses, which are reflected in the financial statements, due to the strengthening and weakening of the U.S. dollar against currencies of the Company's foreign subsidiaries. The net exchange gain or foreign loss arising from this was not material in 2000, or in the first quarter of fiscal year 2001. The Company anticipates that it will continue to have exchange gains or losses in the future.

At August 27, 2000, the Company had an investment portfolio of fixed income securities of $497,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

                                     PART II

ITEMS 1-5       OTHER INFORMATION:  Not Applicable

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

       Exhibits

Reference             Title of Document              Location
---------             -----------------              --------
                      Part 1 Exhibits


27                    Financial Data Schedule        Filed Electronically

(a)     None
(b)     None

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AULT INCORPORATED
(REGISTRANT)


                                     /s/ Frederick M. Green
DATED: 10/5/00                       -------------------------------------
       ---------------               Frederick M. Green, President
                                     Chief Executive Officer and
                                     Chairman




DATED: 10/5/00                       /s/ Donald L. Henry
       ---------------               -------------------------------------
                                     Donald L. Henry
                                     Chief Financial Officer