Form 10-Q
period 2000-11-26
AULT INC
filed 2001-01-09
CIK 723639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 26, 2000

                         Commission file number 0-12611

                                AULT INCORPORATED



                MINNESOTA                                41-0842932
   -------------------------------------                 ----------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


                             7105 Northland Terrace
                        Minneapolis, Minnesota 55428-1028
                       ----------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number: (763) 592-1900
                                                 --------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           YES __X__         NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
                  Class of Common Stock         December 27, 2000
                  ---------------------         -----------------
                      No par value              4,482,532 shares



                                 Total pages 14
                            Exhibits Index on Page 13

PART 1. FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                         AULT INCORPORATED & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Amounts Per Share)

                                                                  (Unaudited)
                                            -------------------------------------------------------
                                               Second Quarter Ended            Six Months Ended
                                            -------------------------     -------------------------
                                              Nov. 26        Nov. 28        Nov. 26        Nov. 28
                                               2000           1999           2000           1999
                                            ----------     ----------     ----------     ----------
Net Sales                                   $   26,273     $   14,386     $   47,915     $   27,921

Cost of Goods Sold                              20,437         10,683         37,355         20,642
                                            ----------     ----------     ----------     ----------
    Gross Profits                                5,836          3,703         10,560          7,279

Operating Expenses
    Marketing                                    1,927          1,309          3,457          2,509
    Design Engineering                             758            783          1,530          1,603
    General and Administrative                   1,767          1,126          3,279          2,368
                                            ----------     ----------     ----------     ----------
                                                 4,452          3,218          8,266          6,480
                                            ----------     ----------     ----------     ----------

    Operating Income                             1,384            485          2,294            799

Other Income (Expense)
    Interest Expense                              (132)           (59)          (284)          (109)
    Interest Income                                 23             14             50             17
    Other                                           28            (23)           228              4
                                            ----------     ----------     ----------     ----------
                                                   (81)           (68)            (6)           (88)
                                            ----------     ----------     ----------     ----------

Income Before Income Taxes                       1,303            417          2,288            711

Income Taxes                                       480            106            814            188
                                            ----------     ----------     ----------     ----------

Net Income                                  $      823     $      311     $    1,474     $      523
                                            ==========     ==========     ==========     ==========

Earnings Per Share
    Basic                                   $     0.18     $     0.07     $     0.33     $     0.12
    Diluted                                 $     0.17     $     0.07     $     0.31     $     0.11

Common and Equivalent Shares Outstanding
    Basic                                    4,479,825      4,432,371      4,468,129      4,430,338
    Diluted                                  4,751,542      4,676,819      4,703,082      4,677,442

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AULT INCORPORATED & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                           (Unaudited)
                                                                   November 26,       May 28,
                                                                       2000            2000
                                                                   ------------    ------------
Assets:
Current Assets
     Cash and Cash Equivalents                                     $      2,200    $      2,419
     Available-for-sale Investments                                         531             497
     Trade Receivables, Less Allowance for Doubtful Accounts of
       $338,000 at November 26, 2000; $94,000 at May 28, 2000            19,632          15,899
     Inventories(Note 2)                                                 14,694          14,260
     Prepaid Expenses and Other                                           1,277             983
     Deferred Taxes                                                         211             211
                                                                   ------------    ------------
           Total Current Assets                                          38,545          34,269

Other Assets:
     Intangibles, less accumulated amortization of $200,000 at
       November 26, 2000; $150,000 at May 28, 2000                        1,304           1,354
     Deferred Taxes                                                          72              72
     Other                                                                   16              24
                                                                   ------------    ------------
                                                                          1,392           1,450

Property Equipment and Leasehold
   Improvements:
     Land                                                                 1,632           1,583
     Building                                                             5,361           5,261
     Machinery and Equipment                                              7,868           7,123
     Office Furniture                                                     1,409           1,265
     E.D.P. Equipment                                                     1,708           1,675
                                                                   ------------    ------------
                                                                         17,978          16,907

     Less Accumulated Depreciation                                        6,838           6,370
                                                                   ------------    ------------

                                                                         11,140          10,537
                                                                   ------------    ------------

                                                                   $     51,077    $     46,256
                                                                   ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AULT INCORPORATED & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                            Unaudited
                                                                  November 26,        May 28,
                                                                      2000             2000
                                                                  ------------     ------------
Liabilities and Stockholders' Equity:
Current Liabilities
     Note Payable to Bank                                         $      3,469     $      2,158
     Current Maturities of Long-Term Debt (Note 3)                         603              802
     Accounts Payable                                                   13,513           11,763
     Accrued Compensation                                                  638              538
     Accrued Commissions                                                 1,135              746
     Other                                                                 188              135
     Income Tax Payable                                                    479              419
                                                                  ------------     ------------
        Total Current Liabilities                                       20,025           16,561

Long-Term Debt, Less Current Maturities (Note 3)                         3,471            3,657

Retirement and Severance Benefits                                          328              233

Stockholders' Equity:
     Preferred Stock, No Par Value, Authorized,
       1,000,000 Shares; None Issued
     Common Shares, No Par Value, Authorized
        10,000,000 Shares; Issued and Outstanding 4,481,532 on
        November 26, 2000; and 4,445,432 on May 28, 2000;               20,427           20,275
     Notes Receivable arising from the sale of common stock               (145)            (145)
     Accumulated Other Comprehensive Loss                                 (787)            (548)
     Retained Earnings                                                   7,758            6,223
                                                                  ------------     ------------
                                                                        27,253           25,805
                                                                  ------------     ------------

                                                                  $     51,077     $     46,256
                                                                  ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AULT INCORPORATED & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                            (Unaudited)
                                                                          Six Months Ended
                                                                    November 26,     November 28,
                                                                        2000             1999
                                                                    ------------     ------------
Cash Flows From Operating Activities
      Net Income:                                                   $      1,474     $        523
      Adjustments to Reconcile Net Income to Net Cash
          Used in Operating Activities:
             Depreciation                                                    468              383
             Amortization                                                     50               50
             Adjustment Related to Change in subsidiary Year End              61
             Stock Compensation                                               44
      Changes in Assets and Liabilities:
          (Increase) Decrease In:
             Trade Receivables                                            (3,733)            (819)
             Inventories                                                    (434)          (2,578)
             Prepaid and Other Expenses                                     (294)             (18)
          Increase (Decrease)  in:
             Accounts Payable                                              1,750            1,855
             Accrued Expenses                                                637              494
             Income Tax Payable                                               60               50
                                                                    ------------     ------------
                Net Cash Provided (Used) in Operating Activities              83              (60)
                                                                    ------------     ------------

Cash Flows From Investing Activities:
      Purchase of Equipment and Leasehold Improvements                    (1,071)          (4,348)
      Decrease in Other Assets                                                 8
      Proceeds from the sale of securities                                                      3
                                                                    ------------     ------------
                Net Cash Used in Investment Activities                    (1,063)          (4,345)
                                                                    ------------     ------------

Cash Flows From Financing Activities:
      Net Borrowings on Revolving Credit Agreements                        1,311            3,632
      Proceeds from Issuance of Common Stock                                  74               19
      Principal Payments on Long-Term Borrowings                            (385)              32
                                                                    ------------     ------------
                Net Cash Provided by Financing Activities                  1,000            3,683
                                                                    ------------     ------------

Effect of Foreign Currency Exchange Rate Changes
   on Cash                                                                  (239)             (67)
                                                                    ------------     ------------

Decrease in Cash and Cash Equivalents                                       (219)            (789)

Cash and Cash Equivalents at Beginning of Period                           2,419            3,303
                                                                    ------------     ------------

Cash and Cash Equivalents at End of Period                          $      2,200     $      2,514
                                                                    ============     ============

Supplemental Disclosures of Cash Flow Information-
  Cash payments for:
      Interest                                                      $        284     $        109
      Taxes                                                                  757              138

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED NOVEMBER 26, 2000


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

The balance sheet of the Company as of November 26, 2000 and the related statements of income and cash flows for the six months ended November 26, 2000 have been prepared without being audited. In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiary as of November 26, 2000, and the results of operations and cash flows for all periods presented.

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


2 Inventories

The components of inventory (in thousands) at November 26, 2000 and May 28, 2000 are as follows:

                                       November 26,       May 28,
                                           2000            2000
                                       ------------    ------------
     Raw Materials                     $      8,424    $      7,275
     Work-in-process                            561             406
     Finished Goods                           5,709           6,579
                                       ------------    ------------
                                       $     14,694    $     14,260
                                       ============    ============

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED NOVEMBER 26, 2000


3 Long-term Debt

Long-term debt (in thousands) including current maturities contain the following:

                                                                NOVEMBER 26,       MAY 28,
                                                                    2000            2000
                                                                ------------    ------------
Various Term Loans, 7.2% - 8.0% interest due in monthly
     installments through December 2003, secured by
     equipment                                                  $        376    $        494
Various note payables, 7.5% interest due in quarterly
     installments through April 2002, secured by Korean
     government funded agency                                            548             735
Term loan, 7.94% interest rate due in monthly installments
     through September 2005, secured by furniture                        239             265
Term loan, 8.05% interest rate due in monthly installments
     to February 2015                                                  2,911           2,965
                                                                ------------    ------------
          Total                                                 $      4,074    $      4,459
     Less Current Maturities                                             603             802
                                                                ------------    ------------
                                                                $      3,471    $      3,657
                                                                ============    ============


4 Stockholders' Equity

                                                                      Six Months Ended
                                                                        November 26,
                                                                            2000
                                                                      ----------------
                                                                         ($000)
       Total Stockholders' Equity - May 28, 2000                        $     25,805
       Net Income                                       $    1,474
       Unrealized gain in Securities Available for
           Sale                                                 34
       Net change in Foreign currency translation
           adjustment                                         (239)
                                                        ----------
       Comprehensive Income                                                    1,269
       Stock Compensation                                                         44
       Issue 36,100 shares of common stock in
           accordance with stock option plan                                      74
       Adjust retained earnings for the change in
           subsidiary fiscal year end                                             61
                                                                        ------------
       Total Stockholders' Equity                                       $     27,253
                                                                        ============


5 Net Income Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. The difference between average common and common equivalent shares is the result of outstanding stock options.

                                                            Six Months Ended
                                                            ----------------
                                                 November 26, 2000    November 28, 1999
                                                 -----------------    -----------------
Income Applicable to Common Shareholders                $    1,474           $      523
Basic - Weighted Average Shares Outstanding              4,468,129            4,430,338
Diluted Effect of Stock Options                            234,953              247,104
Diluted - Weighted Average Shares Outstanding            4,703,082            4,677,442
Basic Earnings per Share                                $     0.33           $     0.12
                                                        ==========           ==========
Diluted Earnings per Share                              $     0.31           $     0.11
                                                        ==========           ==========

AULT INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED NOVEMBER 26, 2000


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

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Second Quarter Ended November 26, 2000

                                                      Increase / (Decrease)
      ($000)                   Fiscal       Fiscal    ---------------------
                                 2001         2000     Amount       Percent
                          -------------------------------------------------
      Net Sales               $26,273      $14,386    $11,887           83%
      Operating Income          1,384          485        899          185%


Net sales were $26,273,000 for the second quarter of fiscal 2001 up 83% from $14,386,000 for the second quarter of fiscal 2000. The growth was primarily due to significantly higher power supply volume to major OEMs of high-speed ADSL modems. The quarter also includes growing business volumes with OEMs of PDAs and internet appliances. In addition, the Company has continued growth in both European and Asian markets.

Gross margin for the second quarter improved to 22.2 percent as a percent of sales, compared with 21.8 percent for the first quarter this year. Second quarter gross margin last year was 25.7 percent. Margins continue to be affected by a growth in lower-margin linear power supplies used by our ADSL customers. Significantly higher air and maritime freight costs have also contributed to the reduction in gross margin year-over-year.

As a percentage of sales, operating expenses declined to 16.9 percent in the second quarter of fiscal 2001, down from 22.4 percent in the second quarter of fiscal 2000. Operating expenses were $4,452,000 for the second quarter of fiscal 2001 up 27.7% from $3,218,000 for the second quarter of fiscal 2000. The increase is due to commission cost, and other variable costs associated with the increase in sales.

Operating income totaled $1,384,000 for the second quarter of fiscal 2001 and $485,000 for the same period in fiscal 2000 equaling, respectively, 5.3% and 3.4% of net sales.

Six Months Ended November 26, 2000

                                                      Increase / (Decrease)
      ($000)                   Fiscal       Fiscal    ---------------------
                                 2001         2000     Amount       Percent
                          -------------------------------------------------
      Net Sales               $47,915      $27,921    $19,994           72%
      Operating Income          2,294          799      1,495          187%


Net sales were $47,915,000 for the first six months of fiscal 2001 up 72% from $27,921,000 for the first six months of fiscal 2000. The growth was primarily due to significantly higher power supply volume to major OEMs of high-speed ADSL modems, PDAs and internet appliances. The Company is also benefiting from growing business volumes with OEMs serving the medical equipment market and distributors. In addition, the Company has experienced growth in both European and Asian markets.

Operating income totaled $2,294,000 for the first six months of fiscal 2001 and $799,000 for the same period in fiscal 2000 equaling, respectively, 4.8% and 2.9% of net sales. Several factors partially offset the positive impact of Ault's strong sales growth. Gross margins decreased due to a shift in the sales mix toward lower-margin linear power supplies. In response, the Company is re-engineering the entire line of power supplies to reduce manufacturing costs. The significant growth of Asian sales also had a near-term negative impact on gross margins. As an aggressive new undertaking, the Asian sales effort entails the normal array of start-up costs and pricing initiatives. The Company is forecasting strong Asian sales for the remainder of fiscal 2001, and believes that margins on this business should improve as the year progresses. Finally, significantly higher air and maritime freight costs as well as high capacity utilization in shipping from Asia, resulting from the dramatic increase in fuel prices, also affected margins. The Company is passing through increased fuel costs. The move has not affected business levels. To further strengthen margins, the Company is also implementing a global procurement system that will leverage purchasing power for key electronic components.

ORDER BACKLOG: The Company's order backlog at November 26, 2000 totaled $16,724,000 compared to $17,877,000 at May 28, 2000. The order backlog represents sales for approximately nine weeks and reflected the posture of many OEMs to limit their contractual commitments to the best lead-times of their suppliers. This requires the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products.

NON-OPERATING INCOME: Other income of $278,000 for the six months of fiscal 2001 and $21,000 for the same period in fiscal 2000 represented interest income, currency exchange rate gains on foreign contracts by the Korean subsidiary and income derived from rented portions of the Korean manufacturing facility. The Company incurred interest expenses of $284,000 in the first six months of fiscal 2001 and $109,000 in the same period of fiscal 2000, paid on bank credit facilities and long-term borrowings. The interest increase is primarily related to the new facility in Minneapolis.

INCOME TAX: The Company had pre-tax income of $2,288,000 for the first six months in fiscal 2001 on which it accrued US and Korean income taxes totaling $814,000. During the same period in fiscal 2000 the Company had pre-tax income of $711,000 on which US and Korean income taxes totaling $188,000 were accrued.

NET INCOME: The Company reported basic per share earnings of $0.33 for the first six months of fiscal 2001 based on 4,468,000 outstanding weighted average shares, compared to basic per share earnings of $0.12 for the same period of fiscal 2000, based on 4,430,000 outstanding weighted average shares. For the first six months of fiscal 2001 the Company reported diluted per share earnings of $0.31 based on 4,703,000 outstanding weighted average shares, compared to diluted per share earnings of $0.11 for the same period in fiscal 2000, which were based on 4,677,000 outstanding weighted average shares.


LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's liquidity and financial position on November 26, 2000, and on May 28, 2000:

                                               November 26,       May 28,
                                                   2000            2000
                                               ------------    ------------
                                                  ($000)           ($000)
Working capital                                     $18,520         $17,708
Cash                                                  2,200         $ 2,419
Securities Available for Sale                           531             497

Unutilized bank credit facilities                     4,000         $ 4,041
Cash Provided by(used in) operations                     83          (2,426)


CURRENT WORKING CAPITAL POSITION

As of November 26, 2000, the Company had current assets of $38,545,000 and current liabilities of $20,025,000, which amounted to working capital of $18,520,000 and current ratio of 1.9 to 1.0. This represents a change from its working capital of $17,708,000 as of May 28, 2000. The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.

CASH AND INVESTMENTS: As of November 26, 2000, the Company had cash and securities totaling $2,731,000, compared to $2,916,000 as of May 28, 2000. The decrease is primarily due to timing of payables and receivables.

CREDIT FACILITIES: The Company maintains two credit facilities. Its primary credit facility is with US Bank and a smaller facility with Korea Exchange Bank supports the South Korean subsidiary.

CASH FLOWS FOR FISCAL 2001

OPERATIONS: Operations provided $83,000 of cash during the first six months of fiscal 2001 due principally to the following activities in trade receivables, inventories and accounts payables:

     (a) Increases in trade receivables mainly due to the increased net sales in fiscal 2001 used $3,733,000 of cash. Further use of cash from increased net sales is anticipated for the rest of fiscal 2001.
     (b) Increases in inventories used $434,000 of cash. The increases are due primarily to customer requirements that the Company carry additional raw material and finished products to support short-term needs. This is a normal business practice in the power supply market.
     (c) Increases in accounts payable provided $1,750,000 of cash from liabilities associated with purchases of material to support customer orders and emergency stockings of finished product. Increased liabilities for these purposes are anticipated for the remainder of fiscal year 2001.

INVESTING ACTIVITIES: Investing activities used net cash of $1,063,000 relating to the purchase of manufacturing and IS equipment.

FINANCING ACTIVITIES: Financing activities provided net cash of $1,000,000, primarily comprised of borrowings for raw material purchases in Korea.

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS: The effect of translating the Korean financial statements, which were prepared in Won to US dollars, resulted in a net asset value decrease of $239,000 during the first six months of the year. This relates to long-term inter-company receivables.

SUMMARY: The Company's cash and working capital positions are sound and, together with its credit facilities, adequate to support the Company's strategies for the remainder of fiscal 2001.

INFORMATION ABOUT PRODUCTS AND SERVICES: The Company's business operations are comprised of one activity--the design, manufacture and sale of equipment for converting electric power to a level used by OEMs in data communications/telecommunications and medical markets to charge batteries, and/or power equipment. The Company supports these power requirements by making available to the OEMs products that have various technical features. These products are managed as one product segment under the Company's internal organizational structure and the Company does not consider any financial distinctive measures, including net profitability and segmentation of assets to be meaningful to performance assessment.

INFORMATION ABOUT REVENUE BY GEOGRAPHY

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:
                                                   SIX MONTHS ENDED
                                             November 26,    November 28,
                                                 2000            1999
                                             ----------------------------
                                                ($000)          ($000)

                  US                         $     29,728    $     22,837
                  Korea                             4,871           1,342
                  Belgium                           2,704             380
                  UK                                3,121             843
                  China                             1,631             323
                  Canada                            1,621             879
                  Other Foreign                     4,239           1,317
                                             ----------------------------
                                Total        $     47,915    $     27,921
                                             ============================

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


From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words "believes", "expects", "anticipates", "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties that could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by original equipment manufacturers (OEMs) in the telecommunications, data communications, computer peripherals and the medical markets; buying patterns of the Company's existing and prospective customers; the impact of new products introduced by competitors; delays in new product introductions; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components; fuel prices; and other risks affecting the Company's target markets.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences foreign currency gains and losses, which are reflected in the financial statements, due to the strengthening and weakening of the U.S. dollar against currencies of the Company's foreign subsidiaries. The net exchange gain or foreign loss arising from this was not material in fiscal year 2000, or in the first six months of fiscal year 2001. The Company anticipates that it will continue to have exchange gains or losses in the future.

At November 26, 2000, the Company had an investment portfolio of fixed income securities of $531,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.

                                     PART II

ITEMS 1-3     OTHER INFORMATION: Not Applicable

ITEMS 4       Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on September 26, 2000, and received the votes set forth below:

All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

                                                 For           Withheld
                                             ----------------------------
                  F. Green                     3,879,719        457,480
                  M. Sutton                    3,878,322        458,876
                  D. Johnson                   4,303,818         33,380
                  J. Kassakian                 3,878,018        459,180
                  F. Sims                      3,878,078        459,120
                  J. Duddleston                3,878,418        458,780
                  D. Larkin                    3,878,082        459,116

The proposal to ratify and approve amending the company's 1996 stock plan was approved by a vote of 1,526,395 shares in favor, with 587,905 shares voting against, 23,945 shares abstaining.

ITEM 5        OTHER INFORMATION:  Not Applicable

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              None

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AULT INCORPORATED
(REGISTRANT)



DATED: January 3, 2001              /s/ Frederick M. Green
       --------------------         -----------------------------------
                                    Frederick M. Green, President
                                    Chief Executive Officer and
                                    Chairman




DATED: January 3, 2001              /s/ Donald L. Henry
       --------------------         -----------------------------------
                                    Donald L. Henry
                                    Chief Financial Officer