Form 10-Q
period 2001-02-25
AULT INC
filed 2001-04-11
CIK 723639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 25, 2001

                         Commission file number 0-12611

                                AULT INCORPORATED

                  MINNESOTA                                41-0842932
    ----------------------------------                     ----------
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

                               YES __X__ NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                 Outstanding at
              Class of Common Stock              March 21, 2001
              ---------------------              --------------
                   No par value                  4,512,782 shares



                                 Total pages 15
                            Exhibits Index on Page 14

PART 1. FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Amounts Per Share)

                                                          (Unaudited)
                                    -------------------------------------------------------
                                       Third Quarter Ended            Nine Months Ended
                                    -------------------------     -------------------------
                                      Feb. 25       Feb. 27        Feb. 25        Feb. 27
                                       2001           2000           2001           2000
                                    ----------     ----------     ----------     ----------
Net Sales                           $   22,248     $   17,570     $   70,163     $   45,491

Cost of Goods Sold                      17,304         13,154         54,659         33,796
                                    ----------     ----------     ----------     ----------
    Gross Profit                         4,944          4,416         15,504         11,695

Operating Expenses:
    Marketing                            1,552          1,381          5,009          3,890
    Design Engineering                     792            863          2,322          2,466
    General and Administrative           1,602          1,291          4,881          3,659
                                    ----------     ----------     ----------     ----------
                                         3,946          3,535         12,212         10,015
                                    ----------     ----------     ----------     ----------

    Operating Income                       998            881          3,292          1,680

Other Income (Expense):
    Interest Expense                      (143)          (131)          (427)          (240)
    Interest Income                          8              3             58             20
    Other                                  279            (59)           507            (55)
                                    ----------     ----------     ----------     ----------
                                           144           (187)           138           (275)
                                    ----------     ----------     ----------     ----------

Income Before Income Taxes               1,142            694          3,430          1,405

Income Taxes                               426            180          1,240            368
                                    ----------     ----------     ----------     ----------

Net Income                          $      716     $      514     $    2,190     $    1,037
                                    ==========     ==========     ==========     ==========

Earnings Per Share
    Basic                           $     0.16     $     0.12     $     0.49     $     0.24
    Diluted                         $     0.15     $     0.11     $     0.47     $     0.22

Common and Equivalent Shares
Outstanding
    Basic                            4,495,121      4,393,224      4,475,793      4,378,045
    Diluted                          4,715,262      4,773,523      4,705,762      4,694,671

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                    (Unaudited)
                                                                            February 25,       May 28,
                                                                                2001             2000
                                                                            ------------    ------------
Assets:
Current Assets
     Cash and Cash Equivalents                                              $      1,207    $      2,419
     Available-for-sale Investments                                                                  497
     Trade Receivables, Less Allowance for Doubtful Accounts of
       $528,000 at February 25, 2001; $94,000 at May 28, 2000                     19,741          15,899
     Inventories(Note 2)                                                          14,141          14,260
     Prepaid Expenses and Other                                                      567             983
     Deferred Taxes                                                                  211             211
                                                                            ------------    ------------
           Total Current Assets                                                   35,867          34,269

Other Assets:
     Intangibles, less accumulated amortization of $226,000 at
       February 25, 2001; $150,000 at May 28, 2000                                 1,278           1,354
     Deferred Taxes                                                                   75              72
     Other                                                                            14              24
                                                                            ------------    ------------
                                                                                   1,367           1,450

Property Equipment and Leasehold
   Improvements:
     Land                                                                          1,669           1,583
     Building                                                                      6,512           5,261
     Machinery and Equipment                                                       7,526           7,123
     Office Furniture                                                              1,427           1,265
     E.D.P. Equipment                                                              2,145           1,675
                                                                            ------------    ------------
                                                                                  19,279          16,907

     Less Accumulated Depreciation                                                 7,102           6,370
                                                                            ------------    ------------

                                                                                  12,177          10,537
                                                                            ------------    ------------

                                                                            $     49,411    $     46,256
                                                                            ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                           (Unaudited)
                                                                  February 25,        May 28,
                                                                      2001             2000
                                                                  ------------     ------------
Liabilities and Stockholders' Equity:
Current Liabilities
     Note Payable to Bank                                         $      3,807     $      2,158
     Current Maturities of Long-Term Debt (Note 3)                         459              802
     Accounts Payable                                                   11,081           11,763
     Accrued Compensation                                                  636              538
     Accrued Commissions                                                 1,016              746
     Other                                                                 296              135
     Income Tax Payable                                                    436              419
                                                                  ------------     ------------
        Total Current Liabilities                                       17,731           16,561

Long-Term Debt, Less Current Maturities (Note 3)                         3,384            3,657

Retirement and Severance Benefits                                          346              233

Stockholders' Equity:
     Preferred Stock, No Par Value, Authorized,
       1,000,000 Shares; None Issued
     Common Shares, No Par Value, Authorized
        10,000,000 Shares; Issued and Outstanding 4,512,782 on
        February 25, 2001; and 4,445,432 on May 28, 2000;               20,471           20,275
     Notes Receivable arising from the sale of common stock               (100)            (145)
     Accumulated Other Comprehensive Loss                                 (895)            (548)
     Retained Earnings                                                   8,474            6,223
                                                                  ------------     ------------
                                                                        27,950           25,805
                                                                  ------------     ------------

                                                                  $     49,411     $     46,256
                                                                  ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                             (Unaudited)
                                                                          Nine Months Ended
                                                                    February 25,     February 27,
                                                                        2001             2000
                                                                    ------------     ------------
Cash Flows From Operating Activities
      Net Income:                                                   $      2,190     $      1,037
      Adjustments to Reconcile Net Income to Net Cash
          Used in Operating Activities:
             Depreciation                                                    733              643
             Amortization                                                     75
             Adjustment Related to Change in subsidiary Year End              61
             Realized Gain from Sale of Securities Available for
             Sale                                                            (56)
             Stock Compensation                                               51
      Changes in Assets and Liabilities:
          (Increase) Decrease In:
             Trade Receivables                                            (3,930)          (2,736)
             Inventories                                                    (850)          (3,119)
             Prepaid and Other Expenses                                      300             (690)
          Increase (Decrease)  in:
             Accounts Payable                                               (274)           2,207
             Accrued Expenses                                                707              689
             Income Tax Payable                                              (33)             214
                                                                    ------------     ------------
                Net Cash Used in Operating Activities                     (1,027)          (1,755)
                                                                    ------------     ------------

Cash Flows From Investing Activities:
      Purchase of Equipment and Leasehold Improvements                    (2,428)          (5,069)
      Proceeds from the sale of securities                                   554              542
                                                                    ------------     ------------
                Net Cash Used in Investment Activities                    (1,874)          (4,527)
                                                                    ------------     ------------

Cash Flows From Financing Activities:
      Net Borrowings on Revolving Credit Agreements                        2,128              906
      Proceeds from Issuance of Common Stock                                 203               39
      Principal Payments on Long-Term Borrowings                            (561)              32
      Proceeds from Long-Term Borrowings                                                    3,300
      Retire Common Stock                                                    (13)
                                                                    ------------     ------------
                Net Cash Provided by Financing Activities                  1,757            4,093
                                                                    ------------     ------------

Effect of Foreign Currency Exchange Rate Changes
   on Cash                                                                   (68)             207
                                                                    ------------     ------------

Decrease in Cash and Cash Equivalents                                     (1,212)          (1,982)

Cash and Cash Equivalents at Beginning of Period                           2,419            3,303
                                                                    ------------     ------------

Cash and Cash Equivalents at End of Period                          $      1,207     $      1,321
                                                                    ============     ============

Supplemental Disclosures of Cash Flow Information-
  Cash payments for:
      Interest                                                      $        427     $        109
      Taxes                                                                1,227              138

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED FEBRUARY 25, 2001

1 Summary of Consolidation Principles

The accompanying consolidated financial statements include the accounts of Ault Incorporated, its wholly owned subsidiaries, Ault Shanghai and Ault Korea Corporation, and its wholly owned subsidiary, Ault Xianghe Co. Ltd. All significant intercompany transactions have been eliminated. The foreign currency translation adjustment in footnote 4 represents the translation into United States dollars of the Company's investment in the net assets of its foreign subsidiaries in accordance with the provisions of FASB Statement No. 52.

The balance sheet of the Company as of February 25, 2001 and the related statements of income and cash flows for the nine months ended February 25, 2001 have been prepared without being audited. In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiaries as of February 25, 2001, and the results of operations and cash flows for all periods presented.

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

Effective May 29, 2000 the company changed its fiscal year end for its Korean subsidiary from May 31 to April 30 and will consolidate the subsidiary for financial reporting purposes on a one-month lag basis. This change was done to facilitate timely and accurate consolidation and in order to meet financial reporting deadlines of the Company. The results of operations for the subsidiary for May 2000 ($61,000 net loss) was included in the consolidated results of operations for the first quarter of fiscal 2001. Retained earnings was adjusted during the first quarter of fiscal 2001 to eliminate the subsidiary net loss for May 2000 which was included in operations for the year ended May 28, 2000. The effect of the change in year-end for future periods is expected to be insignificant.

2 Inventories

The components of inventory (in thousands) at February 25, 2001 and May 28, 2000 are as follows:

                                  February 25,      May 28,
                                      2001           2000
                                  ------------   ------------
     Raw Materials                $      8,372   $      7,275
     Work-in-process                       304            406
     Finished Goods                      5,465          6,579
                                  ------------   ------------
                                  $     14,141   $     14,260
                                  ============   ============

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED FEBRUARY 25, 2001

3 Long-term Debt

Long-term debt (in thousands) including current maturities contain the following:

                                                                 FEBRUARY 25,       MAY 28,
                                                                     2001            2000
                                                                 ------------    ------------
Various Term Loans, 7.2% - 8.0% interest due in monthly
   installments through December 2003, secured by
   equipment                                                     $        319    $        494
Various note payables, 7.5% interest due in quarterly
   installments through April 2002, unsecured                             417             735
Term loan, 7.94% interest rate due in monthly installments
   through September 2005, secured by furniture                           224             265
Term loan, 8.05% interest rate due in monthly installments to
   February 2015, secured by Minneapolis building                       2,883           2,965
                                                                 ------------    ------------
        Total                                                    $      3,843    $      4,459
   Less Current Maturities                                                459             802
                                                                 ------------    ------------
                                                                 $      3,384    $      3,657
                                                                 ============    ============

4 Stockholders' Equity

                                                                     Nine Months
                                                                  Ended February 25,
                                                                         2001
                                                                  ------------------
                                                                       ($000)
Total Stockholders' Equity - May 28, 2000                           $      25,805
Net Income                                        $      2,190
Net change in Foreign currency translation
    adjustment                                            (347)
                                                  -------------
Comprehensive Income                                                        1,843
Stock Compensation                                                             51
Issue 74,205 shares of common stock in
    accordance with stock option plan                                         203
Adjust retained earnings for the change in
    subsidiary fiscal year end                                                 61
7,855 shares of common stock acquired and
    retired for payment of receivables                                        (13)
                                                                    -------------
Total Stockholders' Equity                                          $      27,950
                                                                    =============

5 Net Income Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. The difference between average common and common equivalent shares is the result of outstanding stock options.

                                                          Nine Months Ended
                                                          -----------------
                                                February 25, 2001   February 27, 2000
                                                -----------------   -----------------
Income Applicable to Common Shareholders             $      2,190        $      1,037
Basic - Weighted Average Shares Outstanding             4,475,793           4,378,045
Diluted Effect of Stock Options                           229,969             316,626
Diluted - Weighted Average Shares Outstanding           4,705,762           4,694,671
Basic Earnings per Share                             $       0.49        $       0.24
                                                     ============        ============
Diluted Earnings per Share                           $       0.47        $       0.22
                                                     ============        ============

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED FEBRUARY 25, 2001

6 Accounting Pronouncements

On June 4, 2001 the Company is required to adopt Statement of Financial Accounting Standard (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that the Company has no free-standing or embedded derivatives. All agreements that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In December 1999, The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of fiscal 2001. Management is reviewing SAB No. 101 and believes that it will not have a material effect on financial statements on the current year.

In the fourth quarter of Fiscal 2001, the Company will be required to adopt the Emerging Issues Task Force (EITF) issue number 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. This EITF will require the Company to reclass certain shipping and handling costs that were netted in sales and cost of goods sold. This will result in a $1,790,000 and $1,074,000 increase to sales and cost of goods sold in the 2000 and 1999 statements of income, respectively. If this EITF was implemented at February 25, 2001 it would have resulted in a $1,137,000 and $1,530,000 increase to sales and cost of sales for the nine months ended February 25, 2001 and February 27, 2000, respectively.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter Ended February 25, 2001

($000)                         Fiscal        Fiscal    Increase / (Decrease)
                                                     -------------------------
                                 2001          2000     Amount       Percent
                             -------------------------------------------------
Net Sales                     $22,248       $17,570        $4,678          27%
Operating Income                  998           881           117          13%


Net sales were $22,248,000 for the third quarter of fiscal 2001 up 27% from $17,570,000 for the third quarter of fiscal 2000. The growth was primarily due to significantly higher power supply volume to major OEMs of high-speed ADSL modems of $1,000,000. The quarter also includes growing business volumes with OEMs of PDAs of $2,000,000. In addition, the Company has continued growth in the Asian markets, which amounted to $2,000,000.

Gross margin for the third quarter was 22.2 percent as a percent of sales, compared with 21.8 percent for the first quarter this year and 22.2 percent for the second quarter of this year. Third quarter gross margin last year was 25.1 percent. Margins continue to be affected by a growth in lower-margin linear power supplies used by our ADSL customers ($217,000).

As a percentage of sales, operating expenses declined to 17.7 percent in the third quarter of fiscal 2001, down from 20.1 percent in the third quarter of fiscal 2000. Operating expenses were $3,946,000 for the third quarter of fiscal 2001 up 11.6% from $3,535,000 for the third quarter of fiscal 2000. The increase is due to bad debt expense of $175,000 relating to a customer who has filed chapter 11, the creation of a new subsidiary in Shanghai, China with office expenses of $115,000, and other variable costs associated with the increase in sales.

Nine Months Ended February 25, 2001

($000)                         Fiscal        Fiscal    Increase / (Decrease)
                                                     -------------------------
                                 2001          2000     Amount       Percent
                             -------------------------------------------------
Net Sales                     $70,163       $45,491       $24,672          54%
Operating Income                3,292         1,680         1,612          96%


Net sales were $70,163,000 for the first nine months of fiscal 2001 up 54% from $45,491,000 for the first nine months of fiscal 2000. The growth was primarily due to significantly higher power supply volume to major OEMs of high-speed ADSL modems of $6,000,000, PDAs of $4,000,000. The Company is also benefiting from growing business volumes with OEMs serving the medical equipment market of $2,000,000 and distributors $500,000. In addition, the Company has experienced growth in both European and Asian markets of $4,000,000 each.

Operating income totaled $3,292,000 for the first nine months of fiscal 2001 and $1,680,000 for the same period in fiscal 2000 equaling, respectively, 4.7% and 3.7% of net sales. Several factors partially offset the positive impact of Ault's strong sales growth. Bad debt expense increased ($400,000) related to a customer-filing chapter 11. Gross margins decreased due to a shift in the sales mix toward lower-margin linear power supplies ($684,000). In response, the Company is re-engineering the entire line of power supplies to reduce manufacturing costs. The Company has completed one new family of products, replaced two product families and two families are almost complete. The significant growth of Asian sales also had a near-term negative impact on gross margins. As an aggressive new undertaking, the Asian sales effort entails the normal array of start-up costs and pricing initiatives ($60,000). The Company is forecasting strong Asian sales for the remainder of fiscal 2001, and believes that margins on this business should improve as the year progresses. To further strengthen margins, the Company is also implementing a global procurement system that will leverage purchasing power for key electronic components.

ORDER BACKLOG: The Company's order backlog at February 25, 2001 totaled $10,991,000 compared to $17,877,000 at May 28, 2000. The order backlog represents sales for approximately nine weeks and reflected the posture of many OEMs to limit their contractual commitments to the best lead-times of their suppliers. This requires the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products.

NON-OPERATING INCOME AND EXPENSES: Other income of $565,000 for the nine months of fiscal 2001 represented interest income $58,000, currency exchange rate gains by the Korean subsidiary $300,000, realized gain on the sale of securities available for sale $56,000 and income derived from rented portions of the Korean manufacturing facility $15,000. Other income of ($35,000) for the same period in fiscal 2000 represented interest income $20,000, currency exchange rate loses by the Korean subsidiary ($40,000) and income derived from rented portions of the Korean manufacturing facility $15,000. The Company incurred interest expenses of $427,000 in the first nine months of fiscal 2001 and $240,000 in the same period of fiscal 2000, paid on bank credit facilities and long-term borrowings. The interest expense increase is primarily related to additional debt on the new building in Minneapolis.

INCOME TAX: The Company had pre-tax income of $3,430,000 for the first nine months in fiscal 2001 on which it accrued US and Korean income taxes totaling $1,240,000. During the same period in fiscal 2000 the Company had pre-tax income of $1,405,000 on which US and Korean income taxes totaling $368,000 were accrued. The effective tax rate for the first nine months of fiscal 2001 is 36% and 26% in the same period of fiscal 2000. The effective income tax rate has changed year to year due to the anticipated change in Research and Development credits that would be taken.

NET INCOME: The Company reported basic per share earnings of $0.49 for the first nine months of fiscal 2001 based on 4,476,000 outstanding weighted average shares, compared to basic per share earnings of $0.24 for the same period of fiscal 2000, based on 4,378,000 outstanding weighted average shares. For the first nine months of fiscal 2001 the Company reported diluted per share earnings of $0.47 based on 4,706,000 outstanding weighted average shares, compared to diluted per share earnings of $0.22 for the same period in fiscal 2000, which were based on 4,695,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's liquidity and financial position on February 25, 2001, and on May 28, 2000:

                                               February 25,       May 28,
                                                   2001            2000
                                               ------------    ------------
                                                  ($000)          ($000)
Working capital                                     $18,136         $17,708
Cash                                                  1,207         $ 2,419
Securities Available for Sale                                           497

Unutilized bank credit facilities                     4,000         $ 4,041
Cash Provided by(used in) operations                 (1,027)         (2,426)


CURRENT WORKING CAPITAL POSITION

As of February 25, 2001, the Company had current assets of $35,867,000 and current liabilities of $17,731,000, which amounted to working capital of $18,136,000 and current ratio of 2.0 to 1.0. This represents a change from its working capital of $17,708,000 as of May 28, 2000. The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.

CASH AND INVESTMENTS: As of February 25, 2001, the Company had cash and securities totaling $1,207,000, compared to $2,916,000 as of May 28, 2000. The decrease is primarily due to timing of payables and receivables.

CREDIT FACILITIES: The Company maintains two credit facilities. Its primary credit facility is with US Bank and a facility with Korea Exchange Bank supports the South Korean subsidiary.



CASH FLOWS FOR FISCAL 2001

OPERATIONS: Operations used $1,207,000 of cash during the first nine months of fiscal 2001 due principally to the following activities in trade receivables, inventories and accounts payables:
     (a) Increases in trade receivables mainly due to the increased net sales in fiscal 2001 and to a general slow down of payments by our customers used $3,930,000 of cash.
     (b) Increases in inventories used $850,000 of cash. The increases are due primarily to inventory increases in Korea.
     (c) Decreases in accounts payable used $274,000 of cash from liabilities associated with the accelerated payments to our Chinese subcontractors for the Chinese New Year used $1,000,000 of cash while increased purchases of material to support customer orders and emergency stockings of finished product provided $700,000 in cash. Increased liabilities for these purposes are anticipated for the remainder of fiscal year 2001.

INVESTING ACTIVITIES: Investing activities used net cash of $1,874,000 relating to the construction of a new facility in Korea ($1,300,000) the purchase of manufacturing and IS equipment ($1,000,000) and the sale of securities available for sale provided $500,000. The Company is committed to completing the facility in Korea for approximately an additional $1,000,000. This will be paid for by funds already received from the sale of the existing building. This should be complete by the end of the fourth quarter.

FINANCING ACTIVITIES: Financing activities provided net cash of $1,757,000, primarily comprised of borrowings for raw material purchases in Korea and general funding due to the requirements of the building construction in Korea.

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS: The effect of translating the Korean financial statements, which were prepared in Won to US dollars, had a decrease effect on cash of approximately $68,000 during the first nine months of the year. The effect of translating the Chinese financial statements, which were prepared in Yuan to US dollars, had minimal effect on cash for the first nine months of the year.

SUMMARY: The Company's cash and working capital positions are sound and together with its credit facilities, are adequate to support the Company's strategies for the remainder of fiscal 2001.

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

INFORMATION ABOUT REVENUE BY GEOGRAPHY

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

                                                NINE MONTHS ENDED
                                     February 25, 2001     February 27, 2000
                                     ---------------------------------------
                                          ($000)               ($000)

          US                                   $44,786               $35,441
          Korea                                  5,636                 2,235
          Belgium                                2,728                 1,350
          UK                                     5,087                 2,538
          China                                  4,791                   583
          Canada                                 1,987                 1,426
          Other Foreign                          5,148                 1,918
                                     ---------------------------------------
                         Total                 $70,163               $45,491
                                     =======================================

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligation to pay for trade receivable invoices.

ACCOUNTING PRONOUNCEMENTS

On June 4, 2001 the Company is required to adopt Statement of Financial Accounting Standard (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that the Company has no free-standing or embedded derivatives. All agreements that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In December 1999, The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of fiscal 2001. Management is reviewing SAB No. 101 and believes that it will not have a material effect on financial statements on current year.

In the fourth quarter of Fiscal 2001, the Company will be required to adopt the Emerging Issues Task Force (EITF) issue number 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. This EITF will require the Company to reclass certain shipping and handling costs that were netted in sales and cost of goods sold. This will result in a $1,790,000 and $1,074,000 increase to sales and cost of goods sold in the 2000 and 1999 statements of income, respectively. If this EITF was implemented at February 25, 2001 it would have resulted in a $1,137,000 and $1,530,000 increase to sales and cost of sales for the nine months ended February 25, 2001 and February 27, 2000, respectively.


IMPACT OF FOREIGN OPERATIONS AND CURRENCY CHANGES:

Products manufactured by the Korean subsidiary contributed a large portion of total sales. The value of the Won had no significant impact on the Company's consolidated sales for the quarter. The Company will experience normal valuation changes as the Korean and Chinese currency fluctuates. The effect of translating the Korean and Chinese financial statements resulted in a net asset value decrease of $347,000 during the first nine months of the year, the majority relating to the Korean currency fluctuations.

FORWARD LOOKING INFORMATION

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences foreign currency gains and losses, which are reflected in the financial statements, due to the strengthening and weakening of the U.S. dollar against currencies of the Company's foreign subsidiaries. The Company anticipates that it will continue to have exchange gains or losses in the future. The company realized an exchange gain of $300,000 for the nine months ended February 25, 2001 and a loss of $40,000 for the same period ending February 27, 2000.

As of February 25, 2001, the Company only had fixed rate debt outstanding. Thus, interest rate fluctuations would not impact interest expense or cash flows. If the Company were to undertake additional debt, an interest rate changes would impact earnings and cash flows.

                                     PART II

ITEMS 1-3   OTHER INFORMATION: Not Applicable

ITEMS 4     Submission of Matters to a Vote of Security Holders;  Not Applicable


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



AULT INCORPORATED
(REGISTRANT)



DATED:  April 11, 2001              /s/ Frederick M. Green
      ---------------------         -----------------------------------
                                    Frederick M. Green, President
                                    Chief Executive Officer and
                                    Chairman



DATED:  April 11, 2001              /s/ Donald L. Henry
      ---------------------         -----------------------------------
                                    Donald L. Henry
                                    Chief Financial Officer