Form 10-K405
period 2001-06-03
AULT INC
filed 2001-08-21
CIK 723639

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One) [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED JUNE 3, 2001

Commission File Number 0-12611

AULT INCORPORATED
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0842932
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

7105 NORTHLAND TERRACE	55428-1028

Registrant’s telephone number, including area code: (763) 592-1900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 8-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26,298,000 based upon the closing price of the Company’s common stock on the NASDAQ National Market on July 31, 2001, multiplied by the number of outstanding shares of the Company held by persons other than officers, directors and 10% or more shareholders referred to in the “Security Ownership of Principal Shareholders and Management” table referred to under Item 12 herein.

On July 31, 2001, there were outstanding 4,537,522 shares of the Registrant’s common stock.

The Form 10-K consists of 49 pages. The Exhibit Index is located on page 47.

AULT INCORPORATED

FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 3, 2001

PART I

ITEM 1.	BUSINESS

(a)	General Development of Business

Ault Incorporated (herein Ault or Company) was incorporated under the laws of the State of Minnesota in 1961. The Company designs, manufactures, and markets external power conversion products and is a leading domestic supplier of such products to original equipment manufacturers (OEMs) of data communications equipment, telecommunications equipment, portable medical equipment, and microcomputers and related peripherals.

(b)	Financial Information About Industry Segments

The Company operates in only one industry segment – the manufacture and sale of power conversion devices.

(c)	Narrative Description of the Business

Ault’s power conversion products are used to adapt alternating current (AC) to provide a source of power at various levels up to 120 watts for a wide variety of electronic equipment. Most of the Company’s products are located outside the equipment they power as wall plug-in or as in-line components and are generally referred to as external power conversion products. A small portion of the Company’s products are located inside the equipment they power, when this feature is required by OEM customers, and are generally known as internal power conversion devices. External power conversion products, in contrast to more widely used internal power conversion devices, enable designers of electronic equipment to remove heat and hazardous voltages from the end product thereby allowing the end product to function more safely and effectively. Also, by removing the power conversion feature from inside the end product, the OEM is afforded greater flexibility in designing and styling. These advantages have particular application in the Company’s target markets where advances in semiconductor technology have reduced power requirements of many items of equipment to levels supplied by the Company’s products, where rapid growth and strong competition have resulted in competitive pressure to bring new products to market quickly, and where there is increasing emphasis on smaller and portable products that perform increasingly sophisticated functions. Ault’s business strategy is to offer OEMs in these markets an expanding line of high quality power conversion products and devices, related design engineering and flexible customer services.

(1)	Products

Ault’s product line includes the four major types of external power conversion products: switching power supplies, linear power supplies, battery chargers and transformers. The Company’s power conversion products are capable of providing power at most output levels which OEMs expect from an external device. The Company’s design and application engineers work closely with customers to assure that these products are appropriately customized to meet each OEM customer’s precise power conversion product requirements.

The following table summarizes the proportion of sales of each of the Company’s four major product categories for its last three fiscal years ended June 3, 2001:

Sale of Products by Category
as a Percentage of Total Sales

	Years Ended
Product Type	June 3, 2001	May 28, 2000	May 30, 1999

Switching Power Supplies	39%	41%	49%
Linear Power Supplies	41	31	17
Transformers	12	17	25
Battery Chargers	8	11	9
Total	100%	100%	100%

Power Supplies. The Company’s power supplies provide all power conversion elements for electronic equipment in power outputs ranging from 1 to 120 watts. These products contain a component level transformer, which reduces the voltage level, as well as other circuitry and components which convert alternating current (AC) to direct current (DC) and, in most cases, maintain voltage within specific limits.

•	Switching Power Supplies. The Company believes the market for switching power supplies is generally the fastest growing segment of the overall external power conversion product market. Switching power supplies use switching transistors to convert power from AC to DC and are more energy efficient and considerably smaller and lighter in weight than linear units with comparable power outputs. For power requirements exceeding 12 watts, switching power supplies are generally more cost effective. The Company currently manufactures these products up to 120 watts of power. The applications in which these products are currently used include telecommunications products, data communications products, modems, computers and computer peripherals, medical equipment, microprocessor controlled systems, security systems, automatic teller terminals, test equipment, multiplexers, digital cameras and point of sales equipment.

The Company’s switching power supply products include a family of universal input power supplies which provide output power from input power sources ranging from 90 to 265 volts AC. This family of power supplies can be used in virtually any country for applications such as local area networks (LANs), printer and fiber optic links. The Company also designs universal input switching power supplies specifically for medical markets. The Company believes it offers the widest range of external switching power supply products currently available for medical applications.

The Company designs and manufactures switching power supplies principally for external applications, but also designs and manufactures these products for internal power when such action enhances customer relations.

•	Linear Power Supplies. Linear power supplies are larger and generally less expensive than switching power supplies because their design is based on technology employing steel laminations with windings of copper wire rather than switching transistors. Linear power supplies tend to be used when the wattage output required is relatively low. Ault manufactures linear power supplies that provide up to 11 watts of regulated power and 35 watts of unregulated power. The Company’s linear power supplies are used in a variety of applications, including modems, telecommunications products, local area networks, microprocessor controlled systems, test equipment and multiplexers.

•	Transformers. The Company manufactures a wide variety of wall plug-in transformers, as part of its full range of power conversion products. Transformers are used primarily in applications where OEMs desire to remove heat, electromagnetic interference and weight from electronic equipment, while incorporating the rest of the power conversion system within the product. These products reduce AC voltage from approximately 110 volts (230 volts in some countries) down to lower voltage that range from 5 to 60 volts AC. The Company’s product line also includes highly customized transformers that operate within stringent power output tolerances, features that are not offered by most of the Company’s competitors. The Company’s transformers are utilized in a broad spectrum of applications, including modems, telephone sets, multimedia products and scanners.

•	Battery Chargers. Ault has been an innovator in battery charging technology since the early 1980s. Ault specializes in providing custom designed, advanced solutions for manufacturers of portable and battery powered equipment. Applications for the Company’s battery chargers include medical devices, mobile telecom devices, notebook computers, global positioning equipment and radio frequency communications products.

The Company’s products serve the entire range of widely used battery chemistries such as nickel cadmium, sealed lead acid, gel cell and nickel-metal hydride. In addition, the Company has developed battery chargers for the particular requirements of emerging battery chemistries such as zinc air, lithium ion and lithium polymer. The Company is committed to supporting these new emerging chemistries and to developing battery charger products to be introduced as this new battery chemistries become commercially accepted.

The Company sells primarily “smart” battery chargers as distinguished from trickle chargers. Smart charger products use integrated circuits to control various charging characteristics while allowing for fast charge time and extended battery life. Trickle charging is typically used for slow (8 to 10 hours) charging and/or standby battery maintenance.

The Company believes that the demand for high quality battery chargers will continue to increase to accommodate the growing sophistication of portable electronic equipment.

(2)	Markets and Customers

The Company’s marketing efforts are directed primarily toward OEMs producing non-consumer electronic equipment for broadband modems, wireless and wire line telecommunications product, personal information appliances, computer peripherals, medical applications, as well as industrial and retail data acquisition. These markets are characterized by trends toward smaller, portable products capable of performing increasingly sophisticated functions, as well as intense competitive pressure to rapidly introduce new products and product enhancements. Based on its expertise in customizing a broad range of products to meet customer requirements, the Company believes it is well positioned to serve the needs of its OEM customers as they respond to these trends and competitive factors.

Historically, the most significant market for the Company’s products has been OEMs of telecommunications/data communications equipment (broadband modems, wireless and wire line), and in fiscal 2001 sales in this market represented approximately 64% of net sales. The Company’s products power cable and ADSL modems, network termination equipment (devices which interface between telephone network and the customer’s PBX or other telephone system), line conditioning equipment (devices which prepare telephone lines for the transmission of computer generated data), and various items of equipment ancillary to business telephones, including speaker phones, automatic dialers, caller identification units and alpha numeric displays, low to medium speed PC modems and multiplexers (equipment which enables the simultaneous transmission of multiple channels of information over the same telephone line).

Over the past several years the telecommunications/data communications market has grown at a rapid rate and the Company is devoting significant portions of its product development effort toward introduction of new product families for applications in this combined market.

In fiscal 2001 approximately 20% of the Company’s net sales were to OEMs of computers and computer peripherals such as digitizers, printers, plotters, portable terminals, point of sale scanners and optical character readers, LAN hardware and multimedia speakers for computer applications.

Approximately 10% of net sales in fiscal 2001 were to OEMs of portable medical equipment such as infusion pumps, patient monitoring systems, apnea monitors, and portable terminals for patient history input diagnostics.

The balance of approximately 6% of the Company’s net sales in fiscal 2001 was to OEMs of various industrial equipment, including digital cameras, flat panel displays and mine safety devices.

(3)	Design Engineering and Product Development

Design engineering teams at the Company’s facilities in the United States, Peoples Republic of China and South Korea are responsible for developing new power conversion products and customizing existing products to meet customer needs. The Company also utilizes the significant engineering resources of its Asian subcontractors for the development of products targeted for subcontract manufacturing. The Company’s product development activities are divided equally between developing products to satisfy customer needs and new products based upon anticipated customer needs and market trends. New product development opportunities are evaluated based upon criteria such as global market potential, return on investment and technological advantages. The Company believes that its collaborative efforts with customers, combined with its forward-looking concern for power technology and market trends, have enabled it to gain a reputation as a leading innovator in the development of new external power conversion products.

(4)	Sales and Distribution

The Company markets its products primarily in the U.S. and Canada through a network of 20 manufacturer representatives employing approximately 115 salespersons, each of whom represents, in addition to Ault’s products, several different but complementary product lines of other manufacturers. The Company also sells through four national distributor organizations, which employ over 1,000 salespersons, and twelve regional distributors, which employ over 100 salespersons. The Company selects representatives based upon their industry knowledge as well as account expertise with products that are synergistic with the Company’s products. Individual salespersons are trained, mentored and technically assisted by the Company’s application engineers and other sales administration staff. Any reduction in the efforts of these manufacturer representatives or distributors could adversely affect the Company’s business and operating results.

The Company begins the sales process by identifying a potential customer or market; researching the target or potential customer’s total business, product and strategic needs; and then preparing a total solution proposal that includes engineering, product development, safety agency approvals, logistics and project development processes, coordinating pilot runs and assisting OEMs with their product introductions.

The Company focuses its selling efforts primarily on OEMs in the U.S. and Canada. However, many of the larger OEM customers of the Company manufacture and sell their products globally. As a result, the Company has extended its presence to markets throughout the world. The Company’s sales in the Pacific Rim are primarily to customers in South Korea, China and Australia.

The Company markets its products in Europe through a network of distributors who are managed through the Company’s European sales office.

(5)	Safety Agency Certification

The power conversion system is potentially the most hazardous element in most electronic equipment because the power supply modifies standard power to a level appropriate for such equipment. Virtually all of the Company’s customers require that the power conversion products supplied by the Company meet or exceed established international safety and quality standards, since many of the Company’s products are used in conjunction with equipment that is distributed through the world. In response to these customer requirements, the vast majority of the Company’s products are designed and manufactured in accordance with certification requirements of many safety agencies, including Underwriters Laboratories Incorporated (UL) in the United States; the Canadian Standards Association (CSA) in Canada; Technischer Uberwachungs-Verein (TUV) in Germany; the British Approval Board for Telecommunication (BABT) in the United Kingdom; the International Electrotechnical Committee (IEC), a European standards organization and (CE) a standard for the European Community. In addition, some of the Company’s products have also received Japanese Ministry of International Trade and Industry (MITI) approval. For certain safety applications, the Company’s products conform to FCC Class B requirements which regulate the levels of electronic magnetic interference that may be emitted by electronic equipment. Unlike most of its competitors, the Company is a certified test laboratory for UL, CSA and TUV and is able to conduct most certification tests at its plant in Minneapolis. This procedure reduces the time required to obtain safety certifications.

(6)	Innovative Team Approach

The Company uses a team-based organizational structure consisting of seven teams. The Company’s customer base is divided into six geographical regions with a specific Ault team assigned to manage the needs of customers in each region. A seventh team, Ault Express, manages the requirements of customers who have orders below minimum annual levels. Each team is headed by a coordinator selected by Ault’s President and an assistant coordinator who is elected annually by the team. The teams consist of people from all areas of the business, including salespersons from manufacturer representative organizations and national distributors as well as the Company’s own production personnel, engineers, technicians, administrative personnel and others. Guided by a written statement of corporate values, these teams are charged with responsibility for all aspects of the customer relationship, including sales, manufacturing, design engineering and other support functions with a view to achieving continuous improvements in customer service. The Company believes that its innovative implementation of this team-based organizational structure provides competitive advantages by increasing communication with customers as well as facilitating responsiveness to the needs of the Company’s diverse worldwide customer base. In 1996, Ault received recognition for its innovative approach from the trade publication of the American Manufacturing Association.

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

No single company dominates the overall external power conversion product market, and the Company’s competitors vary depending upon the particular power conversion product category. The companies with which Ault competes most directly in each of its major product categories are: Leader Electronics, Inc. and Golden Pacific Electronics, Inc. for transformers; Dee Van Enterprise Co., Ltd and Sino American Electronics Company, Ltd. for linear power supplies; Potrans Electrical Corp., Ltd. and Phihong Enterprise Co., Ltd. for switching power supplies; and Engineering Design Sales, Inc. and Xenotronics Company for battery chargers.

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

The Company provides a total solution approach to the OEM’s entire external power conversion product needs through its commitment to reliable partnerships and its delivery of high quality products supported by solution-oriented design engineering. The presence of Ault Korea and Ault China and the arrangements with subcontract manufacturers in China and Thailand, allow the Company to compete effectively when price is the primary consideration.

Internal power conversion products continue to be used for most electronic equipment, and as a result the Company experiences competition from numerous OEMs and independent suppliers offering internal products. With the trend toward lower power requirements in portable electronic equipment and with the increasing availability of smaller, competitively priced internal switching power supplies, certain customers of the Company may choose to return to internal power supplies in place of the external power conversion products they currently purchase. In response to this issue, the Company stresses the several advantages of external power conversion products, which generally can be obtained with only a relatively small increase in unit cost and produces internal products.

(8)	Manufacturing and Sources of Supply

The Company’s manufacturing operations consist of assembly and integration of electronic components to meet product specifications and design requirements for a variety of power conversion applications. Manufacturing is currently conducted at the Company’s facility in Minneapolis, Minnesota; Seoul, South Korea; Xianghe, China; Shanghai, China and at four locations in China and Thailand using subcontract manufacturers. Ault typically manufactures prototypes and low volume products at its facility in Minneapolis, Minnesota.

Electronic components and raw material used in the Company’s products are generally available from a large number of suppliers, although from time to time shortages of particular items are experienced.

Quality and reliability are emphasized in both the design and manufacture of the Company’s products. This emphasis is reflected in the ISO 9001 certification of the Company’s Minneapolis facility in 1991 and of its South Korea facility in 1998. The Company tests 100% of its finished products against its own and the customers’ specifications, then ships the products in custom-engineered, protective packaging to minimize any damage during shipment.

The Company has subcontract manufacturing arrangements with two business partners in Thailand and two in China. The Company does not have long-term commitments with it’s subcontractors and the subcontractors build product for the Company pursuant to individual purchase orders. The Company selects its subcontract manufacturers based upon their ability to manufacture high quality products, the sufficiency of their engineering capabilities to support products being manufactured; and their ability to meet required delivery times.

(9)	Significant Customers: Backlog

The Company sells its products to over 400 customers and it is the Company’s objective to maintain a diversified customer base and to avoid, where practicable, dependence upon a single customer. In fiscal 2001, no customers accounted for more than 10% of sales.

The Company’s order backlog at June 3, 2001 totaled $10,792,000 compared to $17,877,000 at May 28, 2000. The order backlog represents sales for approximately eight weeks and reflects the posture of many OEMs to limit their contractual commitments to the best lead-times of their suppliers. This requires the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products.

The Company enters into buying commitments and other scheduling agreements with certain customers. For its larger customers, these agreements allow for order increases and decreases within scheduled limits and include cancellation charges for completed and in-process products and procured materials. Most products are shipped within 4 to 10 weeks of an order.

(10)	Warranties

The Company provides up to a three-year parts and labor warranty against defects in materials or workmanship on all of its products. Servicing and repairs are conducted at the Company’s manufacturing facilities in Minneapolis and South Korea. The Company’s warranty expenses have not been significant.

(11)	Patents

The Company holds no significant patents.

(12)	Seasonality

As indicated in ITEM 8(b) SUPPLEMENTAL FINANCIAL INFORMATION, net sales of the Company have reflected a certain degree of seasonality. The Company’s first quarter falls during the summer months and during the first quarter of fiscal 1999 and fiscal 2000, the Company recorded levels of sales which were generally lower than sales that were recorded for the succeeding periods, although this pattern was not repeated in fiscal 2001. Fiscal 2001 did not have the typical lower sales in the first quarter due to the economic slowdown of the fourth quarter. The Company attributes this seasonality to the buying patterns of its customers, the timing of industry trade shows where new products are introduced and to other factors. The Company believes that similar seasonality trends will be experienced in the future.

(13)	Employees

As of July 31, 2001, the Company employed approximately 471 full-time employees at its facilities as follows:

	South Korea	China	Shanghai	US	Total

Manufacturing	112	150	8	29	299
Engineering	13	22	5	10	50
Marketing	7	6	2	16	31
General and Administrative	20	9	14	48	91

Total	152	187	29	103	471

None of the Company’s employees are represented by a labor organization and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are good.

(14)	Executive Officers of the Registrant

Certain information with respect to the executive officers of the Company is set forth:

Name	Age	Position	Officer Since

Frederick M. Green	58	President and Chief Executive Officer and Director	1980

Donald L. Henry	45	Vice President, Treasurer, Chief Financial Officer and Assistant Secretary (Previously 11 years with Abbott Laboratories most recently: Controller Fermentation Operations, Controller Corporate Plant engineer, Financial Planning and Analysis Manager)	1999

Xiaodong Wang	43	Vice President – Asia Pacific (Previously 2 years with XD Company as CEO and President and 7 years with Simplot Company most recently: General Manager of China Operations, International Project Manager)	2000

Gregory L. Harris	48	Vice President – Business Development	1988

(15)	Risk Factors

The following risk factors are relevant to an understanding of the business matters discussed herein:

•	Technological Change and New Product Development. The electronic equipment market is characterized by rapidly changing technology and shorter product life cycles. The Company’s future success will continue to depend upon its ability to enhance its current products and to develop new products that keep pace with technological developments and respond to changes in customer requirements. Any failure by the Company to respond adequately to technological changes and customer requirements or any significant delay in new product introductions could have a material adverse effect on the Company’s business and results of operations. In addition, there can be no assurance that new products to be developed by the Company will achieve market acceptance. See “Business-Design Engineering and Product Development.”

•	Fluctuation in Financial Results. The Company’s financial results are subject to fluctuation due to various factors, including general business cycles in the Company’s markets, the mix of products sold, the stage of each product in its life cycle and the rate and cost of development of new products. In addition, component and material costs, the timing of orders from and shipments of products to customers and deferral or cancellation of orders from major customers could adversely affect financial results. Price competition in the markets in which the Company competes is intense, and could result in a decline in gross margin, which in turn could adversely impact the Company’s profitability.

•	Dependence on Outside Contractors. The Company currently depends on third parties located in foreign countries for a significant portion of the manufacture and assembly of certain of its products. Some of these countries are economically troubled areas. The Company’s reliance on such outside contractors reduces its control over quality and delivery schedules. While the Company takes an active role in overseeing quality control with its third party manufacturers, the failure by one or more of these subcontractors to deliver quality products or to deliver products in a timely manner could have a material adverse effect on the Company’s operations. In addition, the Company’s third-party manufacturing arrangements are short-term in nature and could be terminated with little or no notice. If this happened, the Company would be compelled to seek alternative sources to manufacture certain of its products. There can be no assurance that any such attempts by the Company would result in suitable arrangements with new third-party manufacturers. See “Manufacturing and Sources of Supply.”

•	Dependence on Key Personnel; Management of Growth. The Company’s success depends in part upon the continued services of many of its highly skilled personnel involved in management, engineering and sales, and upon its ability to attract and retain additional highly qualified employees. The loss of service of any of these key personnel could have a material adverse effect on the Company. The Company does not have key-person life insurance on any its employees. In addition, the Company’s future success will depend on the ability of its officers and key employees to manage growth successfully and to attract, retain, motivate and effectively utilize the team approach to manage its employees. If the Company’s management is unable to manage growth effectively, the Company’s business and results of operations could be adversely affected.

(d)	Financial Information About Foreign and Domestic Operations and Export Sales

Export Sales by Ault’s U.S. operations in fiscal year 2001 represented 29.0% of the Company’s gross sales most of which were to OEMs in Europe and Canada. All other revenues were derived from sales in the U.S. For other financial information about foreign and domestic operations and export sales including the amount of export sales for the last 3 years, refer to “Note 9 – Segment Information and Foreign Operations” under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 2.	PROPERTIES

The Company’s headquarters and US manufacturing facility is located in Brooklyn Park, a suburb of Minneapolis, Minnesota and is approximately 65,000 square feet in size.

Ault Korea Corporation operated in a 36,000 square foot facility in Suwon City in the province of Kyungki-Do, Korea. The Company has relocated to a new facility, also located in Suwon City, during fiscal 2002.

Ault China Corporation occupies a 40,000 square foot facility in The Province of Xianghe in China. The land use rights expires in the year 2050.

Ault Shanghai Corporation occupies a 9,000 square foot leased facility in Shanghai, China.

Management considers all of the Company’s properties to be well maintained and current manufacturing arrangements, including subcontract arrangements in China and Thailand, are believed to be adequate for manufacturing requirements.

ITEM 3.	LEGAL PROCEEDINGS

No material litigation or other claims are presently pending against the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information

Ault common shares are traded on the NASDAQ market under the symbol AULT. The following table presents the range of closing bid prices for the Company’s common stock on the NASDAQ Market for fiscal 2001 and 2000.

	Fiscal 2001		Fiscal 2000
Quarter	$ High	$ Low	$ High	$ Low

1st	7.375	4.938	7.437	7.038
2nd	9.250	6.125	6.946	6.565
3rd	7.906	5.688	8.222	7.680
4th	6.500	4.000	7.794	7.240

(b)	Holders

As of July 31, 2001 there were 291 shareholders of record for the Company’s common stock. This number of record stockholders does not include beneficial owners of common stock whose shares are held of record by Depository Trust under the name CEDE & Co.

(c)	Dividends

Ault has not paid cash dividends on its common shares, and the present policy of its Board of Directors to retain any earnings for use in the business, does not anticipate paying cash dividends on its common shares in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL SUMMARY

	(Amounts in Thousands, Except Per Share Data)

	YEARS ENDED
	June 3, 2001	May 28, 2000	May 30, 1999	May 31, 1998	June 1, 1997

Net Sales	$85,692	$67,913	$52,013	$42,002	$40,861
Gross Profit	18,657	16,236	14,018	10,761	10,523
Operating Expenses	15,228	13,001	11,426	8,883	7,941

Operating Income	3,429	3,235	2,592	1,878	2,582

Non Operating Income (Expense)	172	(311)	256	49	(307)

Income Before Income Taxes	3,601	2,924	2,848	1,927	2,275

Income Taxes (Benefit)	1,355	1,061	860	609	(90)
Cumulative Effect of Accounting
Change, Net of Tax	(50)
Net Income	$2,196	$1,863	$1,988	$1,318	$2,365
Net Income Per Share:
Basic	$0.49	$0.42	$0.47	$0.32	$0.79
Diluted	0.47	0.40	0.45	0.31	0.72

Total Assets	$43,457	$46,256	$33,303	$25,417	$26,094
Property Equipment and Leasehold
Improvements, Net	$12,576	$10,537	$6,808	$4,479	$3,568
Working Capital	17,840	17,708	16,364	15,304	15,231
Long-term Debt, less current maturities	3,035	3,657	1,187	414	441
Stockholders’ Equity	$28,129	$25,805	$23,442	$19,628	$18,936

All financial information is restated to reflect the adoption of a new accounting standard related to shipping and handling fees and costs. This restatement did not change net income or shareholders equity.

The 2001 results include a non-cash, pre-tax cumulative effect of accounting change of $77,000 expense ($50,000 after tax, or $0.01 per share).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s working capital position at June 3, 2001, and at May 28, 2000:

	June 3, 2001	May 28, 2000

	($000)	($000)
Working capital	17,840	17,708
Cash and cash equivalents	3,723	2,419
Available-for-sale investments		497

Unutilized bank credit facilities	4,767	4,041
Cash provided by (used in) operations	1,953	(2,426)

Current Working Capital Position

At June 3, 2001, the Company had current assets of $29,618,000 and current liabilities of $11,778,000 representing working capital of $17,840,000 and a current ratio of 2.5. This represents an increase in working capital from $17,708,000 at May 28, 2000. The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has committed to $505,000 of capital expenditures as of June 3, 2001. These expenditures are to complete the new facility in Korea and will be funded through operations.

Cash and Investments: At June 3, 2001, the Company had cash and securities totaling $3,723,000, up from $2,916,000 at May 28, 2000. This increase in cash was principally due to cash flows generated from operations.

Credit Facilities: The Company maintains credit facilities with US Bank and with Korea Exchange Bank. See Note 3, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The credit arrangement with US Bank includes:

(a)	A revolving credit facility of $4.0 million, secured by Company assets. At June 3, 2001, there were no borrowings against this facility.
(b)	One or more term loans, each up to $400,000. At June 3, 2001, borrowings totaling $273,000 were outstanding on two term loans.

The South Korean credit facility is approximately $4.77 million of which borrowings at June 3, 2001 totaled $4,003,087

CASH FLOWS FOR FISCAL 2001

Operations: Operations provided $1,953,000 of cash during fiscal 2001 due principally to the following activities:

(a)	Net income, depreciation, and amortization increased cash by $3,287,000.
(b)	Decreases in trade receivables mainly due to the decreased net sales in the fourth quarter of fiscal 2001 provided $3,523,000 of cash. It is anticipated that trade receivables will increase in fiscal 2002 as revenues increase.
(c)	Decreases in inventories provided $818,000 of cash. The decreases are due to the decreased net sales in the fourth quarter of fiscal 2001.

(d)	Decreases in accrued expenses and accounts payable used $5,866,000 of cash from liabilities associated with purchases of material to support customer orders.

Investing Activities: Investing activities used net cash of $2,607,000 relating to the construction of the new manufacturing/office facility in Korea.

Financing Activities: Financing activities provided net cash of $2,033,000, comprised principally of borrowings in connection with the construction of the new manufacturing/office facility in Korea.

Effect of Foreign Currency Exchange Rate Fluctuations: The effect of translating the Korean financial statements, which were prepared in Won, to US dollars, adversely affected cash by approximately $74,000 during the year. The effect of translating the Chinese financial statements, which were prepared in Yuan to US dollars, had minimal effect on cash for the year.

Summary: The Company’s cash and working capital positions are sound and, together with its credit facilities, are adequate to support the Company’s strategies for fiscal 2002.

CASH FLOWS FOR FISCAL 2000

Operations: Operations used $2,426,000 of cash during fiscal 2000 due principally to the following activities:

(a)	Net income, depreciation, and amortization increased cash by $2,753,000.
(b)	Increases in trade receivables mainly due to the increased net sales in fiscal 2000 used $5,432,000 of cash.
(c)	Increases in inventories used $5,210,000 of cash. The increases were due principally to customer requirements that the Company carry additional finished products to support short-term needs. This is a normal business practice in the power supply market.
(d)	Increases in accrued expenses and accounts payable provided $6,570,000 of cash from liabilities associated with purchases of material to support customer orders.

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

RESULTS OF OPERATIONS

Fiscal Year Ended June 3, 2001

$000	Fiscal	Fiscal	Increase / (Decrease)
	2001	2000	Amount	Percent

Net Sales	$85,692	$67,913	$17,779	26%
Operating Income	3,429	3,235	194	6%

Net sales were $85,692,000 for fiscal 2001 up 26% from $67,913,000 for fiscal 2000. The growth was primarily due to significantly higher power supply shipments to major OEMs of high-speed ADSL modems of $9,817,000. The Company is also benefiting from growing business volumes with OEMs serving the medical equipment of $3,714,000 and OEMs of PDAs of $4,651,000. The Company experienced lower sales in the fourth quarter of fiscal 2001 related to the economic slowdown. The Company believes the slowdown is temporary and will turn around in fiscal 2002.

The gross margin for fiscal 2001 was 21.8%, compared to 23.9% for fiscal 2000. The significant growth of Asian sales had an impact on gross margins. As an aggressive new undertaking, the Asian sales effort entails the normal array of pricing initiatives of $1,269,000. The Company is continuing to forecast strong Asian sales in fiscal 2002, and believes that margins on this business should improve as the year progresses. Margins were also affected by a growth in sales of lower-margin linear power supplies to ASDL customers of $490,000.

Operating income totaled $3,429,000 for fiscal 2001 and $3,235,000 for the same period in fiscal 2000 or 4.0% and 4.8% of net sales, respectively. Operating expense increased principally due to (1) fiscal 2000 expenses were reduced by the sale of the Korean facility by $1,500,000 (2) increased costs of Asian Group to manage the increased sales in the region of $500,000 and (3) increased commissions paid to sales representatives on the increased sales of $560,000 (4) an increase in bad debt expense of $500,000 related to a customer-filing chapter 11 and (5) decrease in engineering expenses from the consolidation of the Maryland design center at the end of fiscal 2000 of $510,000. As a percent of sales, operating expenses decreased to 17.8% in fiscal 2001 from 19.1% in fiscal 2000. The decrease is due to the increase in sales while maintaining the operating expenses at the same level as fiscal 2000.

The Company’s order backlog at June 3, 2001 totaled $10,792,000 compared to $17,877,000 at May 28, 2000. The order backlog represents sales for approximately eight weeks and reflects the posture of many OEMs to limit their contractual commitments to the best lead-times of their suppliers. This requires the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products.

Other income is $709,000 for fiscal 2001 and $95,000 for the same period in fiscal 2000. The increase is from (1) the sale of securities available for sale in fiscal 2001 of $56,000 and (2) currency exchange rate gains by the Korean subsidiary of $500,000 in fiscal 2001. The Company incurred interest expenses of $537,000 in fiscal 2001 and $406,000 in fiscal 2000. The increase is due to the mortgage on the new facility in Minneapolis for the whole year in 2001 adding $65,000 and the increase in bank debt in Korea added $60,000 of interest expense.

The effective tax rate was 37.6% for fiscal year 2001, 36.3% for fiscal year 2000, and 30.2% for fiscal year 1999. The effective income tax rate has changed in fiscal 2001 compared to fiscal 2000 due to (1) the subsidiaries overseas lower tax rate and (2) the subsidiaries loss overseas creating a deferred asset with a full valuation offset due to the determination that the realization of the deferred tax asset is not more likely than not.

Fiscal Year Ended May 28, 2000

$000	Fiscal	Fiscal	Increase / (Decrease)
	2000	1999	Amount	Percent

Net Sales	$67,913	$52,012	$15,901	31%
Operating Income	3,235	2,592	643	25%

Net sales were $67,913,000 for fiscal 2000 up 31% from $52,012,000 for fiscal 1999. The growth was primarily due to significantly higher power supply shipments to major OEMs of high-speed ADSL modems. The Company is also benefiting from growing business volumes with OEMs serving the wireless communications, medical equipment and cable modems markets. The Company is a supplier for several major cable modem manufacturers.

The gross margin for fiscal 2000 was 23.9%, compared to 27.0% for fiscal 1999. Several factors partially offset the positive impact of Ault’s strong fiscal 2000 sales growth. During the second half, gross margins were affected by a shift in sales mix toward lower-margin linear power supplies of $1,350,000. In response, the Company is re-engineering the entire line of power supplies to reduce manufacturing costs. The significant growth of Asian sales also had an impact on gross margins of $300,000. As an aggressive new undertaking, the Asian sales effort entails the normal array of start-up costs and pricing initiatives of $260,000. Finally, significantly higher air and maritime freight costs as well as high capacity utilization in shipping from Asia, resulting from the dramatic increase in fuel prices, also affected margins by $155,000. The Company has started passing through increased fuel costs. To further strengthen margins, the Company in fiscal 2000 implemented a global procurement system that will leverage purchasing power for key electronic components.

Operating income totaled $3,235,000 for fiscal 2000 and $2,592,000 for the same period in fiscal 1999 equaling, 4.8% and 5.0% of net sales, respectively. The operating expense change was incurred principally due to (1) facility sales and relocations favorable of $1,250,000 (2) Asian start-up costs $300,000 (3) increased commissions paid to sales representatives of $600,000 and (4) continued support of strategic initiatives of $800,000, including new product and sales development:

Facility Sale and Relocation: The Company realized a gain on the sale of Korean real estate of $1,500,000, which was partially offset by the relocation of the Gaithersburg, Maryland site to Minneapolis, as well as the moves of both the Shanghai sales office and the Beijing factory.

New Product Development: Service to customers continues as a strong strategic focus of the Company. The Company’s engineering activities are directed to developing products for various customer applications. In addition to data convergence and portable medical products, these applications include uninterruptible power supplies, hubs, routers and switchers for the networking market.

Sales Development: During the latter half of fiscal 1999, the Company opened sales offices in Shanghai and in Europe and strengthened the Korean sales office.

The Company’s order backlog at May 28, 2000 totaled $17,877,000 compared to $12,963,000 at May 30, 1999. The order backlog represents sales for approximately 12 weeks and reflects the posture of many OEMs to limit their contractual commitments to the best lead-times of their suppliers. This requires the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products.

Other income (loss) of $101,000 for fiscal 2000 and of ($6,000) for the same period in fiscal 1999 represented principally currency exchange rate gains (losses) by the Korean subsidiary and income derived from rented portions of the Korean manufacturing facility. The Company had interest income of $101,000 for fiscal 2000 and $292,000 for the same period in fiscal 1999. The Company incurred interest expenses of $406,000 in fiscal 2000 and $146,000 in fiscal 1999. The increase is primarily due to the mortgage on the new facility in Minneapolis.

Information about Products and Services: The Company’s business operations are comprised of principally one activity—the design, manufacture and sale of equipment for converting electric power to a level used by OEMs principally in computer peripherals, data communications/telecommunications and medical markets to charge batteries and/or power equipment. The Company supports these power requirements by making available to the OEM products that have various technical features. These products are managed as one product segment under the Company’s internal organizational structure and the Company does not consider any financial distinctive measures, including net profitability and segmentation of assets to be meaningful to performance assessment.

Information About Revenue by Geography

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

	FISCAL YEAR ENDED
	June 3, 2001 ($000)	May 28, 2000 ($000)

US	$54,170	$53,475
Canada	2,690	2,667
Ireland	4,351	1,663
Korea	7,461	4,381
Belgium	2,820	2,495
China	5,971	116
Other Foreign	8,229	3,116

Total	$85,692	$67,913

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligation to pay for trade receivable invoices.

Impact of Foreign Operations and Currency Changes

Products manufactured by the Korean subsidiary comprised a large portion of total sales. The Company will experience normal valuation changes as the Korean and Chinese currency fluctuates. The effect of translating the Korean and Chinese financial statements resulted in a net asset value decrease of $387,000 during the year, the majority relating to the Korean currency fluctuations.

Forward Looking Statements

From time to time, in reports filed with the Securities and Exchange Commission (SEC), in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future results of operations or business developments that are typically preceded by the words “believes”, “expects”, “anticipates”, “intends” or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by original equipment manufacturers (OEMs) in the telecommunications, data communications, computer peripherals and the medical markets; buying patterns of the Company’s existing and prospective customers; the impact of new products introduced by competitors; delays in new product introductions; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components; fuel prices; and other risks affecting the Company’s target markets generally.

Accounting Pronouncements

On June 4, 2001 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that the Company has no free-standing or embedded derivatives. All agreements that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company’s policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues. As a result, the Company changed the method of accounting for certain sales transactions. Historically, the Company recognized revenue upon shipment of products to certain customers because, even though some products were shipped FOB destination, we used a common carrier and thus gave up substantially all the risks of ownership. Under the new accounting method adopted retroactive to May 29, 2000, the Company now recognizes revenue upon delivery of products to these customers. The cumulative effect of the change on prior years resulted in a charge to income of $50,000 (net of taxes of $27,000) for the year ended June 3, 2001. The pro forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

For the three months ended August 27, 2000, the Company recognized $234,000 in revenue that was included in the cumulative effect adjustment as of May 29, 2000. The effect of the revenue in the first quarter was to increase income by $50,000 (after reduction for income taxes of $27,000).

In June 2001, the Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for the Company’s fiscal year beginning June 3, 2002, however, the Company may elect early adoption of this statement on June 4, 2001, the beginning of its 2002 fiscal year. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences foreign currency gains and losses, which are reflected in the financial statements, due to the strengthening and weakening of the U.S. dollar against currencies of the Company’s foreign subsidiaries. The Company anticipates that it will continue to have exchange gains or losses in the future. The Company realized an exchange gain of $500,000 for fiscal 2001 and $21,000 for fiscal 2000.

As of June 3, 2001, the Company only had fixed rate debt outstanding. Thus, interest rate fluctuations would not impact interest expense or cash flows. If the Company were to undertake additional debt, interest rate changes could impact earnings and cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(a)	Financial Statements Index to Consolidated Financial Statements	Page

•	Independent Auditors’ Reports	20

•	Consolidated Balance Sheets, June 3, 2001 and May 28, 2000.	22

•	Consolidated Statements of Income for the Years Ended June 3, 2001, May 28, 2000, and May 30, 1999.	24

•	Consolidated Statements of Stockholders’ Equity for the Years Ended June 3, 2001, May 28, 2000, and May 30, 1999.	25

•	Consolidated Statements of Cash Flows for the Years Ended June 3, 2001, May 28, 2000, and May 30, 1999.	26

•	Notes to Consolidated Financial Statements	27

(b)	Supplemental Financial Information

•	Quarterly Financial Data	39

INDEPENDENT AUDITORS’ REPORT

Stockholders and Board of Directors
Ault Incorporated and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Ault Incorporated and Subsidiaries (the Company) as of June 3, 2001 and May 28, 2000 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index as Item 14.(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these 2001 and 2000 consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the 2001 and 2000 consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the 2001 and 2000 consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall 2001 and 2000 consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such 2001 and 2000 consolidated financial statements present fairly, in all material respects, the financial position of Ault Incorporated and Subsidiaries as of June 3, 2001 and May 28, 2000 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte &Touche LLP

Minneapolis, Minnesota
July 6, 2001

INDEPENDENT AUDITOR’S REPORT

Stockholders and Board of Directors
Ault Incorporated and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Ault Incorporated and Subsidiaries (the Company) as of May 30, 1999, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ault Incorporated and Subsidiary as of May 30, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

McGLADREY &PULLEN, LLP

Minneapolis, Minnesota
July 9, 1999

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 3, 2001 AND MAY 28, 2000

ASSETS	June 3, 2001	May 28, 2000

CURRENT ASSETS:
Cash and cash equivalents	$3,723,381	$2,418,671
Available-for-sale investments		497,461
Trade receivables, less allowance for doubtful accounts of
$621,000 in 2001; $94,000 in 2000 (Note 10)	12,360,828	15,898,979
Inventories (Note 2)	12,422,880	14,260,569
Prepaid and other expenses	746,599	982,675
Deferred taxes (Note 4)	364,000	211,000

Total current assets	29,617,688	34,269,355

OTHER ASSETS:
Intangibles, less accumulated amortization of $251,000 in 2001;
$150,000 in 2000	1,253,427	1,353,702
Deferred taxes (Note 4)		72,000
Other	9,792	24,406

	1,263,219	1,450,108

PROPERTY, PLANT & EQUIPMENT:
Land	1,674,555	1,583,072
Building	5,553,970	5,260,933
Machinery and equipment	7,517,079	7,122,671
Office furniture and equipment	1,432,868	1,264,761
Data processing equipment	2,215,101	1,675,346
Construction in progress	1,533,252

	19,926,825	16,906,783

Less accumulated depreciation	7,351,053	6,369,858

	12,575,772	10,536,925

	$43,456,679	$46,256,388

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 3, 2001 AND MAY 28, 2000

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 3, 2001	May 28, 2000

CURRENT LIABILITIES:
Note payable to bank (Note 3)	$4,003,087	$2,158,377
Current maturities of long-term debt	617,101	802,413
Accounts payable	5,285,355	11,762,692
Accrued compensation	467,294	537,490
Accrued commissions	708,360	745,609
Other	368,214	135,235
Income Tax Payable	328,135	419,061

Total current liabilities	11,777,546	16,560,877

LONG-TERM DEBT, less current maturities (Note 3)	3,035,253	3,657,067
DEFERRED TAX LIABILITY (Note 4)	213,000
RETIREMENT AND SEVERANCE BENEFITS (Note 1)	301,819	233,162

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY (Notes 5, 6, and 7):
Preferred stock, no par value; authorized 1,000,000 shares;
none issued
Common stock, no par value; authorized 10,000,000 shares;
issued and outstanding 4,528,522 shares in 2001;
4,445,432 shares in 2000	20,683,920	20,275,483
Notes receivable arising from the sale of common stock	(100,000)	(145,000)
Accumulated other comprehensive loss	(935,260)	(548,074)
Retained Earnings	8,480,401	6,222,873

	28,129,061	25,805,282

	$43,456,679	$46,256,388

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 3, 2001, MAY 28, 2000, AND MAY 30, 1999

	June 3, 2001	May 28, 2000	May 30, 1999

NET SALES	$85,691,580	$67,912,725	$52,012,526

COST OF GOODS SOLD	67,034,317	51,676,426	37,994,086

Gross profit	18,657,263	16,236,299	14,018,440

OPERATING EXPENSES (INCOME):
Marketing	6,016,358	5,450,546	4,375,893
Design engineering	2,881,898	3,583,088	2,425,303
General and administrative	6,329,300	5,492,362	4,625,370
Gain on sale of facility		(1,524,879)

	15,227,556	13,001,117	11,426,566

OPERATING INCOME	3,429,707	3,235,182	2,591,874

NONOPERATING INCOME (EXPENSE):
Interest expense	(536,890)	(405,936)	(146,016)
Interest income	162,126	100,981	292,308
Other	546,432	(6,027)	109,950

	171,668	(310,982)	256,242

INCOME BEFORE INCOME TAXES	3,601,375	2,924,200	2,848,116

INCOME TAXES (Note 4)	1,355,191	1,060,644	860,000

NET INCOME BEFORE ACCOUNTING CHANGE	2,246,184	1,863,556	1,988,116

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAX	(49,995)

NET INCOME	$2,196,189	$1,863,556	$1,988,116

EARNINGS PER SHARE (Note 1):
Basic:
Net Income before accounting change	$0.50	$0.42	$0.47
Cumulative effect of accounting change	(0.01)

Basic earnings per share	$0.49	$0.42	$0.47

Diluted:
Net income before accounting change	$0.48	$0.40	$0.45
Cumulative effect of accounting change	(0.01)

Diluted earnings per share	$0.47	$0.40	$0.45

Pro forma amounts assuming the accounting change is applied
retroactively (In thousands except per-share amounts)
Income available to common shareholders	$2,196	$2,038	$1,803
Net income per common share:
Basic	0.49	0.46	0.43
Diluted	0.47	0.44	0.41
Weighted average common shares outstanding:
Basic	4,493	4,391	4,196
Diluted	4,691	4,662	4,414

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 3, 2001, MAY 28, 2000, AND MAY 30, 1999

	Common Stock		Notes Receivable From Sale of Common	Retained	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Stock	Earnings	(Loss)	Equity

BALANCE AT MAY 31, 1998	4,161,758	18,358,797	(203,750)	2,371,201	(898,127)	19,628,121

Comprehensive income:
Net income				1,988,116		1,988,116
Net change in foreign currency
translation adjustment					298,790	298,790

Total comprehensive income						2,286,906

Issuance of 132,166 shares of common
stock in accordance with stock purchase
plan and stock option plan (Notes 5 and 6)	132,166	636,203				636,203
Issuance of 78,895 shares of common
stock in connection with acquisition
of LZR Electronics, Inc. (Note 1)	78,865	500,000				500,000
Repayment of note receivable from sale
of common stock			58,750			58,750
Income tax benefit from stock options
exercised		332,000				332,000

BALANCE AT MAY 30, 1999	4,372,789	19,827,000	(145,000)	4,359,317	(599,337)	23,441,980

Comprehensive income:
Net income				1,863,556		1,863,556
Net change in foreign currency
translation adjustment					51,263	51,263

Total comprehensive income						1,914,819
Issuance of 66,143 shares of common
stock in accordance with stock purchase
plan and stock option plan (Notes 5 and 6)	66,143	324,168				324,168
Income tax benefit from stock options
exercised		86,000				86,000
Stock Grants	6,500	38,315				38,315

BALANCE AT MAY 28, 2000	4,445,432	$20,275,483	$(145,000)	$6,222,873	$(548,074)	$25,805,282

Comprehensive income:
Net income				2,196,189		2,196,189
Net change in foreign currency
translation adjustment					(387,186)	(387,186)

Total comprehensive income						1,809,003
Issuance of 90,945 shares of common
stock in accordance with stock purchase
plan and stock option plan (Notes 5 and 6)	90,945	285,230				285,230
Adjust retained earnings for the change in
subsidiary fiscal year end				61,339		61,339
7,855 shares of common stock acquired and
retired for payment of receivables	(7,855)	(57,927)	45,000			(12,927)
Income tax benefit from stock options
exercised		131,000				131,000
Stock Compensation		50,134				50,134

BALANCE AT JUNE 3, 2001	4,528,522	$20,683,920	$(100,000)	$8,480,401	$(935,260)	$28,129,061

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 3, 2001, MAY 28, 2000, AND MAY 30, 1999

	June 3, 2001	May 28, 2000	May 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,196,189	$1,863,556	$1,988,116
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	991,031	752,535	620,805
Amortization	100,275	136,580	191,576
Adjustment related to change in subsidiary year-end	61,339
Stock compensation	50,134	38,315
(Gain)/loss on disposal of property and equipment		(1,608,423)	1,437
Realized gain from the sale of securities available for sale	(56,060)
Deferred taxes	132,000	87,000	71,198
Change in assets and liabilities, net of effect of acquisition:
(Increase) decrease in:
Trade receivables	3,522,698	(5,432,082)	(4,024,584)
Inventories	817,715	(5,209,964)	(253,329)
Prepaid and other expenses	(40,167)	(280,932)	(17,715)
Increase (decrease) in:
Accounts payable	(6,127,775)	6,205,437	583,830
Accrued expenses	261,680	364,336	(117,863)
Income tax payable	43,850	657,489	(188,830)

Net cash provided by (used in) operating activities	1,952,909	(2,426,153)	(1,145,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,161,004)	(5,593,031)	(1,988,716)
Proceeds from disposition of property and equipment		2,719,870
Acquisition of LZR Electronics, Inc.			(2,554,509)
Decrease in intangibles and other assets		85,855	39,645
Proceeds from the sale of securities	553,521	352,453	16,260

Net cash used in investing activities	(2,607,483)	(2,434,853)	(4,487,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving credit agreement	2,511,318	731,144	729,133
Proceeds from long-term borrowings		3,305,467	1,490,724
Proceeds from issuance of common stock	227,303	324,168	636,203
Payments received from notes receivable arising from sale of
common stock	45,000		58,750
Principal payments on long-term borrowings	(750,826)	(435,642)	(170,246)

Net cash provided by financing activities	2,032,795	3,925,137	2,744,564
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
CHANGES ON CASH	(73,511)	51,263	256,598

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,304,710	(884,606)	(2,631,517)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,418,671	3,303,277	5,934,794

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,723,381	$2,418,671	$3,303,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest (Net of Capitalized interest of $55,010 in 2001, $144,930 in 2000,
and $0 in 1999)	$536,890	$386,488	$145,588
Taxes	1,446,117	433,000	971,000
Supplemental Schedule of Noncash Investing and Financing Activities:
Construction payable for new facility			734,972

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 3, 2001 AND MAY 28, 2000

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – The Company and its subsidiaries operate in one business segment which includes the design, manufacturing, and marketing of power conversion products, principally to original equipment manufacturers of data communications equipment, microcomputers and related peripherals, telecommunications equipment, and portable medical equipment. Sales are to customers worldwide, and credit is granted based upon the credit policies of the Company.

A summary of the Company’s significant accounting policies follows:

Principles of Consolidation – The consolidated financial statements include the accounts of Ault Incorporated, its wholly owned subsidiaries, Ault Shanghai and Ault Korea Corporation, and its wholly owned subsidiary, Ault Xianghe Co. Ltd. (located in China), which commenced operations in May 1997. All significant intercompany transactions have been eliminated. The foreign currency translation adjustment represents the translation into United States dollars of the Company’s investment in the net assets of its foreign subsidiary in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52.

Change in Fiscal Year – Effective May 29, 2000 the company changed its fiscal year end for its Korean subsidiary from May 31 to April 30 and will consolidate the subsidiary for financial reporting purposes on a one-month lag basis. This change was done to facilitate timely and accurate consolidation and in order to meet financial reporting deadlines of the Company. The results of operations for the subsidiary for May 2000 ($61,000 net loss) was included in the consolidated results of operations for the first quarter of fiscal 2001. Retained earnings was adjusted during the first quarter of fiscal 2001 to eliminate the subsidiary net loss for May 2000, which was included in operations for the year-ended May 28, 2000. The effect of the change in year-end for future periods is expected to be insignificant.

Fiscal Year – The Company operates on a 52- to 53-week fiscal year. The fiscal years for the financial statements presented end on June 3, 2001, May 28, 2000, and May 30, 1999. The year ending June 3, 2001 contains 53 weeks while the years ending May 28, 2000 and May 30, 1999 contain 52 weeks.

Cash and Cash Equivalents – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of short-term commercial paper.

Available-for-Sale Investments – Investments were classified as available-for-sale securities and consisted primarily of preferred stock, including securities that may be sold in response to changes in market interest, needs for liquidity, or changes in the availability or yield of alternative investments. These securities were carried at fair market value prior to their sale in fiscal 2001.

Inventories – Inventories are stated at the lower of cost (first-in, first-out) or market.

Intangibles – Intangibles consist primarily of goodwill, which is being amortized using the straight-line method over its economic useful life, which has been estimated to be 15 years.

Depreciation – Depreciation is based on the estimated useful lives of the individual assets. The methods and estimated useful lives are as follows:

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 3, 2001 AND MAY 28, 2000

	Method	Years

Building	Straight-line	36
Machinery and equipment	Straight-line	3-10
Office furniture and equipment	Straight-line	5-15
Data processing equipment	Double declining balance and straight-line	3-5

Financial Instruments – The fair value of the long-term debt is estimated based on the use of discounted cash flow analysis using interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. Management estimates the carrying value of the long-term debt approximates fair value. All other financial instruments approximate fair value because of the short-term nature of these instruments.

Retirement and Severance Benefits – Retirement and severance benefits represents the accrual of compensation expense, net of deposits, for the Korean operations’ employees that is payable upon termination of employment.

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

Revenue Recognition – The Company recognizes revenue for all domestic shipments at the shipping point. The terms for the domestic shipments are FOB shipping point. For international shipments the Company recognizes revenue at the FOB point. Substantially all of the Company’s product held by distributors are stocked for OEM’s and are non-cancelable, non-returnable. Payment from distributors are no different that other customers, 0.5% 10 net 30.

Freight Billing/Expense – Customer billings for freight are included in sales and the freight costs are included in costs of sales in accordance with Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). Previously the billings and costs were netted in sales and cost of goods sold. Prior period billings have been reclassified to sales, which had no effect on previously reported net income. This resulted in an increase to sales and cost of sales of $1,790,000 and $1,074,000 in the 2000 and 1999 statements of income, respectively.

Design Engineering – Design engineering costs are those incurred for research, design, and development of new products and redesign of existing products. These costs are expensed as incurred.

Advertising Expense – The Company expenses advertising costs as incurred. Advertising expenses of approximately $106,000, $171,000, and $229,000 were charged to operations during the periods ended June 3, 2001, May 28, 2000, and May 30, 1999, respectively.

Sale of Korean Facility – The Company’s facility in Korea was expropriated by the government for the construction of a provincial road. In the fourth quarter of the year ended May 28, 2000, the company

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 3, 2001 AND MAY 28, 2000

received expropriation proceeds and recognized a gain on the disposition of $1,524,879. At June 3, 2001 the company was still operating in the facility and has moved into the new facility subsequent to fiscal year end.

Income Taxes – Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Research and development credits and job credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company’s tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amount.

Long-Lived Assets – In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

Earnings per Share – Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period adjusted by common share equivalents related to stock options (when dilutive), warrants, and the employee stock purchase plan. Options to purchase 299,527, 196,812, and 227,413 shares of common stock were outstanding during the fiscal years ended June 3, 2001, May 28, 2000, and May 30, 1999, respectively, but were excluded from the computation of common stock equivalents because they were anti-dilutive.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 3, 2001 AND MAY 28, 2000

The following table reflects the calculation of basic and diluted earnings per share:

	June 3, 2001	May 28, 2000	May 30, 1999

Numerator –
Income available to common shareholders	$2,196,189	$1,863,556	$1,988,116

Denominator:
Basic – weighted-average shares outstanding	4,493,120	4,391,333	4,195,849
Effect of dilutive shares:
Stock options outstanding and employee stock purchase
plan	198,170	270,887	218,443
Warrants outstanding			173

Diluted – weighted-average shares outstanding	4,691,290	4,662,220	4,414,465

Basic earnings per share	$0.49	$0.42	$0.47

Diluted earnings per share	$0.47	$0.40	$0.45

Use of Estimates in the Preparation of Financial Statements – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income – The Company’s fiscal 2001 comprehensive income consists of net income and foreign currency translation adjustments.

Reclassifications – Certain fiscal year 2000 and 1999 amounts have been reclassified to be consistent with the 2001 presentation. These reclassifications had no impact on net income or stockholders’ equity as previously reported.

Accounting Pronouncements – On June 4, 2001 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that the Company has no free-standing or embedded derivatives. All agreements that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as normal purchases or sales. The Company’s policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues. As a result, the Company changed the method of accounting

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 3, 2001 AND MAY 28, 2000

for certain sales transactions. Historically, the Company recognized revenue upon shipment of products to certain customers because, even though some products were shipped FOB destination, we used a common carrier and thus gave up substantially all the risks of ownership. Under the new accounting method adopted retroactive to May 29, 2000, the Company now recognizes revenue upon delivery of products to these customers. The cumulative effect of the change on prior years resulted in a minor non-cash charge to income of $50,000 (net of taxes of $27,000) for the year ended June 3, 2001. The pro forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

For the three months ended August 27, 2000, the Company recognized $234,000 in revenue that was included in the cumulative effect adjustment as of May 29, 2000. The effect of the revenue in the first quarter was to increase income by $50,000 (after reduction for income taxes of $27,000).

In June 2001, the Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for the Company’s fiscal year beginning June 3, 2002, however, the Company may elect early adoption of this statement on June 4, 2001, the beginning of its 2002 fiscal year. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

2.	INVENTORIES

The components of inventory at June 3, 2001 and May 28, 2000 are as follows:

	June 3, 2001	May 28, 2000

Raw materials	$6,583,676	$7,275,273
Work-in-process	550,118	406,626
Finished Goods	5,289,086	6,578,670

	$12,422,880	$14,260,569

3.	FINANCING ARRANGEMENT AND LONG-TERM DEBT

Financing Arrangement – The Company has a financing agreement, which includes a $4,000,000 revolving line-of-credit agreement through December 1, 2001. Interest on advances is at the bank’s reference rate less one-half percent, 6.5 percent and 9.0 percent at June 3, 2001 and May 28, 2000. All advances are due on demand and are secured by substantially all assets of the Company. There were no advances outstanding on the revolving line of credit at June 3, 2001 or May 28, 2000. Also, the Company’s Korean subsidiary maintains an unsecured $4,770,000 credit facility agreement to cover bank overdrafts, short-term financing, and export financing at a rate of 6.25% on June 3, 2001. Advances outstanding relating to the Korean facility were $4,003,087 and $2,158,377 at June 3, 2001 and May 28, 2000, respectively.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 3, 2001 AND MAY 28, 2000

Long-Term Debt –

	June 3, 2001	May 28, 2000

7.97% term loan, due in monthly installments of $7,320,
including interest to November 2001, secured by equipment	$42,915	$123,796
7.2% term loan, due in monthly installments of $7,978, including
interest to December 2003, secured by equipment	230,482	306,621
6.75% note payable, quarterly interest payments until August
1999, thereafter due in quarterly principal installments of
$46,588, plus interest, through November 2001, unsecured
guaranteed by Korean government	125,377	293,702
6.75% note payable, quarterly interest payments until April 2000, thereafter due in quarterly principal installments of $52,464 plus interest, through April 2002, unsecured guaranteed by Korean
government	188,253	440,866
7.94% term loan, due in monthly installments of $6,144, including
interest to September 2004, secured by furniture	210,598	265,230
8.05% term loan, due in monthly installments of $28,756, including interest to February 2015, secured by the Company’s headquarter
building in Minneapolis	2,854,729	2,965,416
Other, paid in 2001	—	63,849

Total	3,652,354	4,459,480

Less current maturities	617,101	802,413

	$3,035,253	$3,657,067

Maturities of long-term debt for years subsequent to June 3, 2001 are as follows:

2002	$617,101
2003	281,507
2004	270,413
2005	170,442
2006	164,881
Thereafter	2,148,010

$3,652,354

4.	INCOME TAXES

Pretax income (loss) for domestic and foreign operations was as follows:

	June 3, 2001	May 28, 2000	May 30, 1999

Domestic	$3,890,363	$1,235,890	$2,729,229
Foreign	(288,988)	1,688,310	118,887

Total	$3,601,375	$2,924,200	$2,848,116

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 3, 2001 AND MAY 28, 2000

The components of the provision for income taxes are as follows:

	June 3, 2001	May 28, 2000	May 30, 1999
Current:
Domestic	$1,031,191	$407,644	$699,000
Foreign		537,000	10,000
State	192,000	29,000	74,000
Deferred	132,000	87,000	77,000

	$1,355,191	$1,060,644	$860,000

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the fiscal years ended June 3, 2001, May 28, 2000, and May 30, 1999, due to the following:

	June 3, 2001	May 28, 2000	May 1999

Computed expected tax provision	$1,224,000	$1,049,000	$968,000
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	11,000	15,000	8,000
State income taxes, net of federal benefit	85,000	93,000	67,000
Foreign taxes	(180,000)	(37,000)	(30,000)
Current year R&D tax credits:
Domestic	(10,000)	(117,000)	(80,000)
State			(79,000)
Change in valuation allowance	180,000
Other	45,191	57,644	6,000

	$1,355,191	$1,060,644	$860,000

Net deferred taxes consist of the following components:

	June 3, 2001	May 28, 2000
Deferred tax assets:
Allowance for doubtful accounts	$233,000	$35,000
Future income tax benefit from stock options exercised	52,000	72,000
Accrued vacation	45,000	45,000
Accrued warranty	50,000	29,000
Equipment and leasehold improvements	(265,000)
Tax credit carryforwards and other	31,000	86,000
Foreign deferred tax asset	180,000
Foreign valuation allowance	(180,000)
Unicap adjustment	5,000	16,000

	$151,000	$283,000

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 3, 2001 AND MAY 28, 2000

The components giving rise to the net deferred tax asset described above have been included in the consolidated balance sheet:

	June 3, 2001	May 28, 2000

Current assets	$364,000	$211,000
Noncurrent assets (liabilities)	(213,000)	72,000

The Company has assessed its past earnings history and trends, budgeted sales, and expiration of dates of carryforwards and has determined that it is more likely than not that its deferred tax assets will be realized. However $180,000 of foreign deferred assets has a full valuation allowance against it, as it is not more likely than not to be realized.

At June 3, 2001, the Company had research and development tax credit carryforwards of approximately $99,000 available to reduce future income taxes in Minnesota for income tax purposes. These credits expire in varying amounts beginning in 2009 through 2015.

5.	EMPLOYEE BENEFIT PLANS

401K Employer Match Plan – The Company has a 401(K) plan covering substantially all U.S. employees. The Company is required to match 25% of the employees’ first 6% of contributions and may make additional contributions to the plan to the extent authorized by the Board of Directors. The contribution amounts charged to operating expenses in the fiscal years ended June 3, 2001, May 28, 2000, and May 30, 1999 approximated $67,000, $63,000, and $45,000, respectively.

Stock Purchase Plan – On March 10, 1996, the Company established a stock purchase plan in which up to 100,000 shares of common stock may be purchased by employees. The purchase price is equal to the lesser of 85% of the fair market value of the shares on the date the phase commences or 85% of the fair market value of the shares on the termination date of the phase. Each phase is one year from the commencement date of a phase. There were 15,740, 11,359, and 11,766 shares purchased under this plan during the fiscal year ended June 3, 2001, May 28, 2000, and May 30, 1999, respectively.

6.	STOCK OPTION PLAN

The Company’s 1986 and 1996 stock option plan has reserved 600,000 and 1,050,000 common shares, respectively, for issuance under qualified and nonqualified stock options for its key employees and directors. Option prices are the market value of the stock at the time the option was granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000, and 1999 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have changed to the pro forma amounts indicated below:

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 3, 2001 AND MAY 28, 2000

	June 3, 2001	May 28, 2000	May 30, 1999

Net income, as reported	$2,196,189	$1,863,556	$1,988,116
Net income, pro forma	1,709,021	1,212,179	1,305,841
Net income, per share, basic, as reported	0.49	0.42	0.47
Net income, per share, diluted, as reported	0.47	0.40	0.45
Net income, per share, basic, pro forma	0.38	0.28	0.31
Net income, per share, diluted, pro forma	0.36	0.26	0.29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999:

	June 3, 2001	May 28, 2000	May 30, 1999

Expected dividend yields	$—	$—	$—
Expected stock price volatility	76.58%	81.20%	71.51%
Risk-free interest rate	6.63%	6.85%	5.24%
Expected life of options	7.41 years	7.81 years	4 years

Additional information relating to all outstanding options as of June 3, 2001, May 28, 2000, and May 30, 1999 is as follows:

	June 3, 2001		May 28, 2000		May 30, 1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	832,964	$5.22	675,250	$5.14	512,550	$4.44
Options exercised	(83,463)	3.20	(54,786)	4.38	(120,400)	4.79
Options expired	(42,825)	5.69	(5,000)	7.75	(18,000)	8.50
Options granted	151,000	7.02	217,500	5.45	301,100	3.98

Options outstanding at end of year	857,676	$5.71	832,964	$5.22	675,250	$5.14

Options exercisable at end of year	641,027	$5.69	515,789	$5.28	352,300	$5.02

Weighted-average fair value of
options granted during the year		$5.52		$4.84		$3.14

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 3, 2001 AND MAY 28, 2000

The following table summarizes information about stock options outstanding at June 3, 2001:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at June 3, 2001	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at June 3, 2001	Weighted- Average Exercise Price

$1.19 – $1.63	26,000	3.5	$1.11	24,000	$1.20
1.64 – 2.75	63,500	3.4	2.36	63,500	2.36
2.76 – 3.88	218,874	6.6	3.77	161,975	3.77
3.89 – 6.53	209,718	7.3	6.00	142,218	6.07
6.54 – 8.63	339,584	6.9	7.76	249,334	7.99

$1.19 – $8.63	857,676	6.6	$5.71	641,027	$5.69

7.	STOCKHOLDERS’ EQUITY

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

The Company has a shareholders’ rights plan. Under this plan, a Class A, Junior Participating Preferred Stock with no par value was created. In addition, a dividend of one right was declared for each share of common stock at an exercise price of $36 per right and a redemption price of $0.001 per right. Each right is equal to a right to purchase one one-hundredth of a share of the Class A, Junior Participating Preferred Stock. 100,000 shares of preferred stock are reserved for the exercise of the rights. No rights were exercised during the years ended June 3, 2001, May 28, 2000, and May 30, 1999.

The Company has notes receivable from certain officers of the Company arising from the sale of common stock recorded as an offset to stockholders’ equity. The notes are due in September 2001.

In December 1996, the Company completed a secondary stock offering of 1,840,000 shares of common stock. In connection with this offering, warrants to purchase 112,000 shares of common stock were issued and are outstanding. These warrants are exercisable at $7.80 per share through December 2001.

8.	COMMITMENT AND CONTINGENCIES

Operating Leases – The Company leased its United States plant under an operating lease through August 1999 before moving into its newly constructed facility. In addition, certain equipment and motor vehicles are leased under operating leases with terms of approximately 36 months.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 3, 2001 AND MAY 28, 2000

Approximate minimum annual rental commitments at June 3, 2001 are as follows:

2002	101,760
2003	47,478
2004	23,813

$173,051

Total rental expense for the fiscal years ended June 3, 2001, May 28, 2000, and May 30, 1999 was approximately $66,000, $304,000, and $511,000, respectively.

9.	SEGMENT INFORMATION AND FOREIGN OPERATIONS

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires disclosure of certain information for each reportable segment, including general information, profit and loss information, segment assets, etc.

The Company conducts its business within one reportable segment: the power conversion product industry. Foreign manufacturing is done by the Korean subsidiary, including its wholly owned subsidiary located in China, and certain nonaffiliated companies in China and Thailand. All United States manufacturing is done by Ault Incorporated. A summary of the Company’s revenues, net income, and identifiable assets by geographic area is presented below:

	June 3, 2001	May 28, 2000	May 30, 1999
Revenues:
Domestic operations	$76,323,990	$63,531,358	$50,440,481
Korean and Chinese operations – customers	9,367,590	4,381,367	1,572,045
Korean and Chinese operations – parent	13,957,754	12,228,917	8,310,867
Eliminations	(13,957,754)	(12,228,917)	(8,310,867)

Consolidated	$85,691,580	$67,912,725	$52,012,526

Net income (loss):
Domestic operations	$2,466,909	$792,583	$1,879,164
Korean and Chinese operations	(288,987)	1,038,863	44,812
Eliminations	18,267	32,110	64,140

Consolidated	$2,196,189	$1,863,556	$1,988,116

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 3, 2001 AND MAY 28, 2000

Identifiable assets:
Domestic operations	$37,517,703	$40,242,985	$31,287,114
Korean and Chinese operations	15,683,510	14,965,140	8,770,190
Eliminations	(9,744,534)	(8,951,737)	(6,754,021)

Consolidated	$43,456,679	$46,256,388	$33,303,283

Sales from the subsidiary to the parent company are based upon profit margins, which represent competitive pricing of similar products.

Long-Lived Assets	June 3, 2001	May 28, 2000	May 30, 1999

Domestic Operations	$6,444,191	$6,581,433	$2,558,000
Korean and Chinese Operations	6,131,581	3,955,492	4,249,876

Consolidated	$12,575,772	$10,536,925	$6,807,876

Export Sales – The Company also had foreign export sales amounting to 25.9, 14.8, and 14.0 percent of total sales for the fiscal years ended June 3, 2001, May 28, 2000, and May 30, 1999, respectively.

Other Foreign Production – In addition to the manufacturing done by the Korean subsidiary, the Company has subcontracting agreements for the purchase of finished assemblies from certain manufacturers in China and Thailand. Total purchases under these agreements were approximately $35,710,000, $29,944,000, and $20,525,000 for the fiscal years ended June 3, 2001, May 28, 2000, and May 30, 1999, respectively.

10.	MAJOR CUSTOMER

During the fiscal year ended June 3, 2001, the Company had a major customer with 5.0% of total sales and 11.1% of total accounts receivable. The Company had no customers with revenues or accounts receivable of more than 10% of the total during the fiscal year ended May 28, 2000. During the fiscal year ended May 30, 1999, the Company had a major customer with 13.3% of total sales and 9.2% of total accounts receivable.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 3, 2001 AND MAY 28, 2000

11.	Selected Quarterly Financial Data (Unaudited)

2001 (In thousands except per-share data)	First Quarter as Previously Reported	As Restated	Second Quarter as Previously Reported	As Restated	Third Quarter as Previously Reported	As Restated	Fourth Quarter	Year

Net Sales	22,017	21,918	26,605	26,573	22,679	22,677	14,524	85,692
Gross Profit	4,724	4,699	5,836	5,821	4,944	4,932	3,205	18,657
Operating Income	910	885	1,384	1,369	998	986	190	3,430
Net Income Before
Accounting change	651	635	823	813	716	708	90	2,246
Cumulative effect of
accounting change,
net of tax		(50)						(50)
Net Income	651	585	823	813	716	708	90	2,196

Earnings per common
share:
Basic	0.15	0.14	0.18	0.18	0.16	0.16	0.02	0.50
Cumulative effect of
accounting change		(0.01)						(0.01)
Basic earnings per
common share	0.15	0.13	0.18	0.18	0.16	0.16	0.02	0.49
Diluted	0.14	0.14	0.17	0.17	0.15	0.15	0.02	0.48
Cumulative effect of
accounting change		(0.01)						(0.01)
Diluted earnings per
common share	0.14	0.13	0.17	0.17	0.15	0.15	0.02	0.47

2000 (In thousands except per-share data)	First Quarter as Previously Reported	Pro forma	Second Quarter as Previously Reported	Pro forma	Third Quarter as Previously Reported	Pro forma	Fourth Quarter as Previously Reported	Pro forma	Total Year as Previously Reported	Pro forma

Net Sales	13,751	13,794	14,751	15,238	18,519	18,815	20,892	20,943	67,913	68,790
Gross Profit	3,576	3,590	3,703	3,874	4,416	4,492	4,541	4,550	16,236	16,506
Operating Income	314	328	485	656	881	957	1,556	1,565	3,236	3,506
Net Income	212	222	311	422	514	563	826	832	1,863	2,039

Earnings per common
share:
Basic	0.05	0.05	0.07	0.10	0.12	0.13	0.19	0.19	0.42	0.46
Diluted	0.05	0.05	0.07	0.09	0.11	0.12	0.18	0.18	0.40	0.44

The above quarterly financial information does not agree to previously filed quarterly reports on Form 10-Q as we have restated all financial information for the adoption of EITF 00-10.

In addition, as restated and pro forma quarterly financial information reflects the impact of the adoption of SAB 101 retroactive to May 29, 2000.

ITEM 8(b).	SUPPLEMENTAL FINANCIAL INFORMATION

See note 11 in the notes to the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 405 under Registration S-K with respect to the Company’s executive officers is contained under Item 1, Narrative Description of The Business — Executive Officers of the Registrant. The information required by this item with respect to directors will be presented under the caption “Election of Directors” in the Company’s definitive proxy statement for its Annual Meeting to be held on September 25, 2001 and is expressly incorporated herein by reference. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days from the end of the Company’s 2001 fiscal year.

Information called for by item 405 under Regulation S-K with respect to the information relating to compliance with 16(a) of the Exchange Act is presented under the caption “Compliance with Section 16(a) of the Securities Exchange Act 1934” in the Company’s definitive proxy statement for its Annual Meeting to be held on September 25, 2001 and is expressly incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 403 under Regulation S-K, to the extent applicable, will be set forth under the caption “Executive Compensation and Other Information” under “General” in the Company’s definitive proxy materials for its September 25, 2001 Annual Meeting to be filed within 120 days from the end of the Company’s fiscal 2001 which information is expressly incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K, to the extent applicable, will be set forth under the caption “Security Ownership of Principal Shareholders and Management” in the Company’s definitive proxy statement for its September 25, 2001 Annual Meeting to be filed within 120 days from the end of the Company’s fiscal year 2001, which information is expressly incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

PART IV.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS

(1)	The following financial statements are included in Part II, Item 8:	Page

Independent Auditors’ Reports	20

Consolidated Financial Statements

— Balance Sheets, June 3, 2001 and May 28, 2000.	22

— Consolidated Statements of Income for the Years Ended June 3, 2001, May 28, 2000 and May 30, 1999.	24

— Consolidated Statements of Stockholders’ Equity for the Years Ended June 3, 2001, May 28, 2000 and May 30, 1999.	25

— Consolidated Statements of Cash Flows for the Years Ended June 3, 2001, May 28, 2000 and May 30, 1999.	26

— Notes to Consolidated Financial Statements	27

(2)	The following financial statements schedule for the years ended June 3, 2001, May 28, 2000 and May 30, 1999 are submitted herein following the signature page of this report.

— Independent Auditors’ Report on the Supplementary Information Schedule for 1999	44

— Schedule II – Valuation and Qualifying Accounts	45

All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

(a)	The Exhibits required to be filed with this report or incorporated by reference are listed in the Exhibit Index, which follows the Financial Statements Schedules.

(b)	Reports on Form 8-K during three months ended June 3, 2001 – None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ault Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED

/s/ Frederick M. Green	August 8, 2001
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

*Principal Financial Officer and Principal Accounting Officer

Signature	Title	Date

/s/ Frederick M. Green
Frederick M. Green	President, Chief Executive Officer and Director	August 8, 2001

/s/ Donald Henry
Donald Henry	Vice President, Treasurer, Chief Financial Officer,	August 8, 2001
Assistant Secretary and Controller*

/s/ Marvonia P. Walker
Marvonia P. Walker	Director	August 8, 2001

/s/ Frank L. Sims
Frank L. Sims	Director	August 8, 2001

/s/ Delbert W. Johnson
Delbert W. Johnson	Director	August 8, 2001

/s/ John G. Kassakian
John G. Kassakian	Director	August 8, 2001

/s/ David L. Larkin
David L. Larkin	Director	August 8, 2001

/s/ Carol Barnett
Carol Barnett	Director	August 8, 2001

/s/ John Colwell, Jr
John Colwell, Jr	Director	August 8, 2001

***************************************************

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

AULT INCORPORATED

FOR

YEAR ENDED JUNE 3, 2001

***************************************************

FINANCIAL STATEMENT SCHEDULES

***************************************************

INDEPENDENT AUDITORS’ REPORT
ON THE SUPPLEMENTARY INFORMATION

To the Board of Directors
Ault Incorporated and Subsidiaries
Minneapolis, Minnesota

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the May 30, 1999, basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
July 9, 1999

SCHEDULE II
AULT INCORPORATED AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 3, 2001, May 28, 2000, and May 30, 1999

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Year ended June 3, 2001:
Allowance for doubtful accounts	$94,000	$572,000	$45,000	(a)	$621,000
Reserve for warranties	78,000	304,000	249,000		133,000

Year ended May 28, 2000:
Allowance for doubtful accounts	30,000	35,000	(29,000	)(a)	94,000
Reserve for warranties	74,000	130,000	126,000		78,000

Year ended May 30, 1999:
Allowance for doubtful accounts	31,000	47,000	48,000	(a)	30,000
Reserve for warranties	83,000	32,000	41,000		74,000

(a) Represents charge-off of accounts receivable, net of recoveries.

***************************************************

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

AULT INCORPORATED

FOR

YEAR ENDED JUNE 3, 2001

***************************************************

EXHIBITS

***************************************************

AULT INCORPORATED

EXHIBIT INDEX TO
FORM 10-K FOR THE YEAR ENDED
June 3, 2001

Required Registration S-K
Exhibit Items

SK Reference

	Title of Documents	Location

3(a)	Restated Articles of Incorporation, as	Filed as Exhibit 3(a) to Form 10-K for fiscal 1988
	amended	and incorporated herein by reference

3(b)	Bylaws, as amended	Filed as Exhibit 3(b) to Registration Statement
No. 2-85224 and incorporated herein by reference

3(c)	Amendment to Articles of Incorporation	Filed herewith as Exhibit 3(c) Fiscal 1999

4.1	Rights Agreement	Filed electronically on Form 8-K for March 1996 and
incorporated herein by reference

10.1	Management Incentive Compensation	Filed as Exhibit 10(b) to Registration Statement
	Plan	2-85224 and incorporated herein by reference

10.2	1986 Employee Stock Option Plan	Filed as Exhibit 10(c) to Form 10-K for fiscal 1987
and incorporated herein by reference

10.3	Financing Agreement on Credit Facility	Filed as Exhibit 10(f) to Form 10-K for fiscal 1995
and incorporated herein by reference

10.4	First and Second Amendments to	Filed electronically as Exhibit 10(g) to Form 10-K for
	Financing Agreement on Credit Facility	fiscal 1996 and herein incorporated by reference

10.5	Employee Stock Purchase Plan	Filed electronically Commission File #333-4609 and
herein incorporated by reference

10.6	1986 Employee Stock	Filed electronically. Commission File # 333-4609
	Option Plan, Amended	and herein incorporated by reference

10.7	1996 Employee Stock	Filed electronically. Commission File # 333-4609 and
	Option Plan	herein incorporated by reference

21	Subsidiary of Registrant	Filed as Exhibit 21 to Form 10-K for fiscal 1997 and
incorporated herein by reference.

23	Consent of Independent Auditors	Filed herewith at page 48 and 49

Pursuant to provisions of Item 601(b)(A)(iii)(a) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt of the Company are not being filed and in lieu thereof, Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.