Form 10-Q
period 2001-09-02
AULT INC
filed 2001-10-09
CIK 723639

--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 02, 2001

                         Commission file number 0-12611

                                AULT INCORPORATED

                      MINNESOTA                      41-0842932
        ---------------------------------            ----------
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

                          YES __X__         NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                               Outstanding at
             Class of Common Stock             September 18, 2001
             ---------------------             ------------------
                  No par value                 4,537,522 shares


                                 Total pages 13
                            Exhibits Index on Page 12


--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Amounts Per Share)

                                                                 (Unaudited)
                                                             Three Months Ended
                                                        -----------------------------
                                                        September 2,      August 27,
                                                            2001             2000
                                                        ------------     ------------
Net Sales                                               $     10,301     $     21,918

Cost of Goods Sold                                             7,892           17,219
                                                        ------------     ------------
   Gross Profit                                                2,409            4,699

Operating Expenses:
   Marketing                                                   1,011            1,530
   Design Engineering                                            688              772
   General & Administrative                                    1,120            1,512
                                                        ------------     ------------
                                                               2,819            3,814
                                                        ------------     ------------

   Operating (Loss) Income                                      (410)             885

Non Operating Income (Expense):
   Interest Expense                                             (148)            (152)
   Interest Income                                                31               27
   Other                                                        (184)             200
                                                        ------------     ------------
                                                                (301)              75
                                                        ------------     ------------

Income (Loss) Before Income Taxes                               (711)             960

Income Tax (Benefit) Expense                                     (65)             325
                                                        ------------     ------------

Net Income (Loss) Before Accounting Change                      (646)             635

Cumulative Effect of Accounting Change, Net of Tax                                (50)
                                                        ------------     ------------

Net (Loss) Income                                       $       (646)    $        585
                                                        ============     ============

Earnings (Loss) Per Share
        Basic:
          Net (Loss) Income Before Accounting Change    $      (0.14)    $       0.14
          Cumulative Effect of Accounting Change                                (0.01)
                                                        ------------     ------------
          Basic (Loss) Earnings Per Share               $      (0.14)    $       0.13
                                                        ============     ============
        Diluted:
          Net (Loss) Income Before Accounting Change    $      (0.14)    $       0.14
          Cumulative Effect of Accounting Change                                (0.01)
                                                        ------------     ------------
          Basic (Loss) Earnings Per Share               $      (0.14)    $       0.13
                                                        ============     ============

Common and equivalent shares outstanding:
        Basic                                              4,535,551        4,455,432
        Diluted                                            4,535,551        4,655,880

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                           (Unaudited)
                                                                   September 2,       June 3,
                                                                       2001             2001
                                                                   ------------    ------------
Assets:
Current Assets
     Cash and Cash Equivalents                                     $      3,010    $      3,723
     Trade Receivables, Less Allowance for Doubtful Accounts of
       $636,000 at September 2, 2001; $621,000 at June 3, 2001            9,403          12,361
     Inventories (Note 2)                                                11,925          12,423
     Prepaid and Other Expenses                                             599             747
     Deferred Taxes                                                         364             364
                                                                   ------------    ------------
           Total Current Assets                                          25,301          29,618

Other Assets:
     Intangibles, less accumulated amortization of $276,000 at
       September 2, 2001; $251,000 at June 3, 2001                        1,228           1,253
     Other                                                                   11              10
                                                                   ------------    ------------
                                                                          1,239           1,263

Property Equipment and Leasehold
   Improvements:
     Land                                                                 1,676           1,675
     Building                                                             7,743           5,554
     Machinery and Equipment                                              7,560           7,517
     Office Furniture                                                     1,454           1,433
     E.D.P. Equipment                                                     2,218           2,215
     Construction in Progress                                                             1,533
                                                                   ------------    ------------
                                                                         20,651          19,927

     Less Accumulated Depreciation                                        7,456           7,351
                                                                   ------------    ------------

                                                                         13,195          12,576
                                                                   ------------    ------------

                Total Assets                                       $     39,735    $     43,457
                                                                   ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                           (Unaudited)
                                                                  September 2,       June 3,
                                                                     2001              2001
                                                                  ------------     ------------
Liabilities and Stockholders' Equity:
Current Liabilities
     Note Payable to Bank                                         $      3,401     $      4,003
     Current Maturities of Long-Term Debt (Note 3)                         586              617
     Accounts Payable                                                    3,489            5,285
     Accrued Compensation                                                  596              467
     Accrued Commissions                                                   435              708
     Other                                                                 385              698
                                                                  ------------     ------------
        Total Current Liabilities                                        8,892           11,778

Long-Term Debt, Less Current Maturities (Note 3)                         2,907            3,035
Deferred Tax Liability                                                     213              213
Retirement and Severance Benefits                                          146              302

Stockholders' Equity:
     Preferred Stock, No Par Value, Authorized,
       1,000,000 Shares; None Issued
     Common Shares, No Par Value, Authorized
        10,000,000 Shares; Issued and Outstanding 4,537,522 on
        September 2, 2001; and 4,528,522 on June 3, 2001;               20,713           20,684
     Notes Receivable arising from the sale of common stock               (100)            (100)
     Accumulated Other Comprehensive Loss                                 (870)            (935)
     Retained Earnings                                                   7,834            8,480
                                                                  ------------     ------------
                                                                        27,577           28,129
                                                                  ------------     ------------

                                                                  $     39,735     $     43,457
                                                                  ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                                                                (Unaudited)
                                                                            Three Months Ended
                                                                       September 2,      August 27,
                                                                           2001             2000
                                                                       ------------     ------------
Cash Flows From Operating Activities
      Net (Loss) Income:                                               $       (646)    $        585
      Adjustments to Reconcile Net (Loss) Income to Net Cash
          Used in Operating Activities:
             Depreciation                                                       267              214
             Amortization                                                        25               25
             Adjustment Related to Change in subsidiary Year End                                  61
      Changes in Assets and Liabilities:
          (Increase) Decrease In:
             Trade Receivables                                                2,705             (158)
             Inventories                                                        605           (1,081)
             Prepaid and Other Expenses                                         453              220
          Increase (Decrease) in:
             Accounts Payable                                                (1,759)          (1,416)
             Accrued Expenses                                                  (418)             269
             Income Tax Payable                                                (207)             306
                                                                       ------------     ------------
                Net Cash Provided by (Used in) Operating Activities           1,025             (975)
                                                                       ------------     ------------

Cash Flows From Investing Activities:
      Purchase of Equipment and Leasehold Improvements                         (887)            (377)
      Decrease in Other Assets                                                                     8
                                                                       ------------     ------------
                Net Cash Used in Investment Activities                         (887)            (369)
                                                                       ------------     ------------

Cash Flows From Financing Activities:
      Net (Payments) Borrowings on Revolving Credit Agreements                 (712)             776
      Proceeds from Issuance of Common Stock                                     29               59
      Principal Payments on Long-Term Borrowings                               (170)            (123)
                                                                       ------------     ------------
                Net Cash (Used in) Provided by Financing Activities            (853)             712
                                                                       ------------     ------------

Effect of Foreign Currency Exchange Rate Changes
   on Cash                                                                        2              (63)
                                                                       ------------     ------------

Decrease in Cash and Cash Equivalents                                          (713)            (695)

Cash and Cash Equivalents at Beginning of Period                              3,723            2,419
                                                                       ------------     ------------

Cash and Cash Equivalents at End of Period                             $      3,010     $      1,724
                                                                       ============     ============

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED SEPTEMBER 2, 2001

1. Summary of Consolidation Principles

The accompanying consolidated financial statements include the accounts of Ault Incorporated, its wholly owned subsidiaries, Ault Shanghai and Ault Korea Corporation, including its wholly owned subsidiary, Ault Xianghe Co. Ltd. All significant intercompany transactions have been eliminated. The foreign currency translation adjustment represents the translation into United States dollars of the Company's investment in the net assets of its foreign subsidiary in accordance with the provisions of FASB Statement No. 52.

Effective May 29, 2000 the company changed its fiscal year end for its Korean subsidiary from May 31 to April 30 and will consolidate the subsidiary for financial reporting purposes on a one-month lag basis. This change was done to facilitate timely and accurate consolidation and in order to meet financial reporting deadlines of the Company. The result of operations for the subsidiary for May 2000 ($61,000 net loss) was included in the consolidated results of operations for the first quarter of fiscal 2001. Retained earnings were adjusted during the first quarter of fiscal 2001 to eliminate the subsidiary net loss for May 2000, which was included in operations for the year-ended May 28, 2000. The effect of the change in year-end for future periods is expected to be insignificant.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. As a result, the Company changed the method of accounting for certain sales transactions. Historically, the Company recognized revenue upon shipment of products to certain customers because, even though some products were shipped FOB destination, we used a common carrier and thus gave up substantially all the risks of ownership. Under the new accounting method adopted retroactive to May 29, 2000, the Company now recognizes revenue upon delivery of products to these customers. The cumulative effect of the change on prior years resulted in a non-cash charge to income of $50,000 (net of taxes of $27,000) for the year ended June 3, 2001.

For the three months ended August 27, 2000, the Company recognized $234,000 in revenue that was included in the cumulative effect adjustment as of May 29, 2000. The effect of the revenue in the first quarter was to increase income by $50,000 (after reduction for income taxes of $27,000).

The balance sheet of the Company as of September 2, 2001, and the related statements of income and cash flows for the three months ended September 2, 2001 have been prepared without being audited. In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiaries as of September 2, 2001, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 3, 2001 Form 10-K.

The results of operations for the interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED SEPTEMBER 2, 2001

2. Inventories

The components of inventory (in thousands) at September 2, 2001 and June 3, 2001 are as follows:

                                                      September 2,       June 3,
                                                          2001            2001
                                                      ------------    ------------
     Raw Materials                                    $      6,352    $      6,584
     Work-in-process                                           611             550
     Finished Goods                                          4,962           5,289
                                                      ------------    ------------
                                                      $     11,925    $     12,423
                                                      ============    ============

3. Long-term Debt

Long-term debt (in thousands) including current maturities contain the following:

                                                              SEPTEMBER 2,       JUNE 3,
                                                                  2001            2001
                                                              ------------    ------------
Various Term Loans, 7.2% - 8.0% interest due in monthly
     installments through December 2003, secured by
     equipment                                                $        239    $        273
Various note payables, 6.75% interest due in quarterly
     installments through April 2002, unsecured
     guaranteed by Korean government                                   238             314
Term loan, 7.94% interest rate due in monthly installments
     through September 2005, secured by furniture                      196             211
Term loan, 8.05% interest rate due in monthly installments
     to February 2015                                                2,820           2,854
                                                              ------------    ------------
          Total                                                      3,493           3,652
     Less Current Maturities                                           586             617
                                                              ------------    ------------
                                                              $      2,907    $      3,035
                                                              ============    ============

4. Stockholders' Equity

                                                                       Three Months Ended
                                                                          September 2,
                                                                              2001
                                                                          ------------
                                                                             ($000)
       Total Stockholders' Equity - June 3, 2001                          $     28,129
       Net Loss                                           $       (646)
       Net change in Foreign currency translation
           adjustment                                               65
                                                          ------------
       Comprehensive Income (Loss)                                                (581)
       Issue 9,000 shares of common stock in
           accordance with stock option plan                                        29
                                                                          ------------
       Total Stockholders' Equity                                         $     27,577
                                                                          ============

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED SEPTEMBER 2, 2001

5. Net Income Per Common Share

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, EARNINGS PER SHARE. The difference between average common and common equivalent shares is the result of outstanding stock options and employee stock purchase plan.

                                                     Three Months Ended
                                                     ------------------
                                            September 2, 2001   August 27, 2000
                                            -----------------   ---------------
Income (Loss) Applicable to Common
   Shareholders (in thousands)                  $       (646)      $        585
Basic - Weighted Average Shares Outstanding        4,535,551          4,455,432
Diluted Effect of Stock Options                           --            200,448
Diluted - Weighted Average Shares Outstanding      4,535,551          4,655,880
Basic Income (Loss) per Share                           (.14)               .13
Diluted Income (Loss) per Share                         (.14)               .13

6. Accounting Pronouncements

On June 4, 2001 the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that the Company has no freestanding or embedded derivatives. All agreements that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as normal purchases or sales. The Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS and No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 142 is effective for the Company in its fiscal year beginning June 3, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
First Quarter Ended September 2, 2001

                                                         Increase / (Decrease)
      ($000)                       Fiscal      Fiscal   -----------------------
                                     2002        2001      Amount      Percent
                                 ----------------------------------------------
      Net Sales                   $10,301     $21,918     ($11,617)       (53%)
      Operating Income (Loss)       (410)         885       (1,295)      (146%)


Net sales were $10,301,000 for the first quarter of fiscal 2002 down 53% from $21,918,000 for the first quarter of fiscal 2001. The decrease is due to the economic slowdown that has affected our largest customers.

Operating income (loss) totaled ($410,000) for the first quarter of fiscal 2002 and $885,000 for the same period in fiscal 2001. Margins for the first quarter of fiscal 2002 were 23.4% of sales compared to 21.4% of sales for the same period in fiscal 2001. During the first quarter of fiscal 2002, the Korean subsidiary moved a new facility. The move resulted in business interruption income from the Korean government and was the primary cause of the margin percent increase. Operating expenses decreased in the first quarter of fiscal 2002 to $2,819,000 from $3,814,000 in the first quarter of fiscal 2001. Commission expenses decreased by $330,000 due to lower revenue in the first three months of fiscal 2002. The Company also reduced expenses and increased efficiencies during the first quarter of 2002. This resulted in a savings of $665,000 for the first quarter of 2002.

ORDER BACKLOG: The Company's order backlog at September 2, 2001 totaled $9,662,000 compared to $10,792,000 at June 3, 2001. The order backlog represents sales for approximately eight weeks. Many OEMs limit their contractual commitments to the best lead-times of their suppliers.

NON-OPERATING INCOME AND EXPENSE: Other expense was $184,000 for the first quarter of fiscal 2002 and other income was $200,000 for the same period in fiscal 2001. The difference is represented by the first quarter of fiscal 2002 having a currency exchange rate loss while the same period of fiscal 2001 had a currency exchange rate gain by the Korean subsidiary. The Company had interest income of $31,000 in the first quarter of fiscal 2002 and $27,000 for the same period in fiscal 2001. The Company incurred interest expenses of $148,000 in the first three months of fiscal 2002 and $152,000 in the same period of fiscal 2001, paid on bank credit facilities and long-term borrowings

INCOME TAX: The Company had pre-tax loss of $711,000 for the three-month period in fiscal 2002 on which it accrued a consolidated income taxes benefit of $65,000. For the three-month period in fiscal 2001 the Company had pre-tax income of $960,000 on which US and Korean income taxes totaling $325,000 were accrued. The effective tax rate was a benefit of 9.1% for the first quarter of 2002, and a charge of 33.9% for the same period in fiscal 2001. In the first quarter of fiscal 2002 the Company has not taken benefit from the foreign loss carryforwards the loss generated because it is not more likely than not they will be able to use such losses.

NET INCOME: The Company reported a basic per share loss of $(0.14) for the first quarter of fiscal 2002 based on 4,536,000 outstanding weighted average shares, compared to basic per share income of $0.13 for the first quarter of fiscal 2001, based on 4,455,000 outstanding weighted average shares. For the three months of fiscal 2002 the Company reported a diluted per share loss of $(0.14) based on 4,536,000 outstanding weighted average shares, compared to diluted per share income of $0.13 for the same period in fiscal 2001, which were based on 4,656,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's liquidity and financial position on September 2, 2001, and on June 3, 2001:

                                               September 2,        June 3,
                                                   2001             2001
                                               ------------     ------------
                                                  ($000)           ($000)
Working capital                                    $16,409         $17,840
Cash                                                 3,010           3,723
Unutilized bank credit facilities                    4,775           4,767
Cash provided by (used in) operations                1,025          (1,953)


CURRENT WORKING CAPITAL POSITION

As of September 2, 2001, the Company had current assets of $25,301,000 and current liabilities of $8,892,000 representing working capital of $16,409,000 and a current ratio of 2.8. This represents a decrease in working capital from $17,840,000 at June 3, 2001. The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has not committed any funds to capital expenditures as of September 2, 2001.

CASH AND INVESTMENTS: As of September 2, 2001, the Company had cash and securities totaling $3,010,000, down from $3,723,000 as of June 3, 2001. This decrease in cash was primarily due to payments on the Company's lines of credit.

CREDIT FACILITIES: The Company maintains two credit facilities, its primary credit facility is with US Bank and a credit facility with The Korea Exchange Bank, which supports the South Korean subsidiary.

CASH FLOWS FOR FISCAL 2002

OPERATIONS: Operations provided $1,025,000 of cash during the three months of fiscal 2002 due principally to the following activities:

     (a)  The loss net of depreciation, and amortization used cash of $354,000.
     (b) Decreases in trade receivables mainly due to the decreased net sales in fiscal 2002 provided $2,705,000 of cash.
     (c) Decreases in inventories provided $605,000 of cash. The decrease is due to the decrease in net sales in fiscal 2002.
     (d) Decreases in accrued expenses and accounts payable used $2,177,000 of cash. The decrease is due to the decrease in net sales for fiscal 2002.

INVESTING ACTIVITIES: Investing activities used net cash of $887,000 relating to the completion of the new Korean facility.

FINANCING ACTIVITIES: Financing activities used net cash of $853,000, primarily comprised of payments on the line of credit in Korea.

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS: The effect of translating the Korean financial statements, which were prepared in Won to US dollars, had an increase effect on cash of approximately $2,000 during the first three months of the year. The effect of translating the Chinese financial statements, which were prepared in Yuan to US dollars, had minimal effect on cash for the first three months of the year.

SUMMARY: The Company's cash and working capital positions are sound and, together with its credit facilities, adequate to support the Company's strategies for the remainder of fiscal 2002.

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

INFORMATION ABOUT REVENUE BY GEOGRAPHY

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

                                                    THREE MONTHS ENDED
                                          September 2, 2001    August 27, 2000
                                         --------------------------------------
                                                ($000)              ($000)

            US                                      $ 7,382            $13,597
            Korea                                     1,121              2,933
            Belgium                                      22              1,247
            UK                                          529              1,101
            China                                       347                783
            Canada                                      416                654
            Other Foreign                               484              1,603
                                         --------------------------------------
                           Total                    $10,301            $21,918
                                         ======================================

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including an obligation to pay for trade receivable invoices.

IMPACT OF FOREIGN OPERATIONS AND CURRENCY CHANGES:

Products manufactured by the Korean subsidiary contributed a large portion of total sales. The Company will experience normal valuation changes as the Korean and Chinese currency fluctuate. The effect of translating the Korean and Chinese financial statements resulted in a net asset increase of $65,000.

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

ACCOUNTING PRONOUNCEMENTS - On June 4, 2001 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that the Company has no freestanding or embedded derivatives. All agreements that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as normal purchases or sales. The Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS and No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 142 is effective for the Company's fiscal year beginning June 3, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences foreign currency gains and losses, which are reflected in the financial statements, due to the strengthening and weakening of the U.S. dollar against currencies of the Company's foreign subsidiaries. The Company anticipates that it will continue to have exchange gains or losses in the future.

As of September 2, 2001, the Company only had fixed rate debt outstanding. Thus, interest rate fluctuations would not impact interest expense or cash flows. If the Company were to undertake additional debt, interest rate changes could impact earnings and cash flows.


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



DATED: October 9, 2001              /s/ Frederick M. Green
      ---------------------         -----------------------------------
                                    Frederick M. Green, President
                                    Chief Executive Officer and
                                    Chairman




DATED: October 9, 2001              /s/ Donald L. Henry
      ---------------------         -----------------------------------
                                    Donald L. Henry
                                    Chief Financial Officer