Form 10-Q
period 2001-12-02
AULT INC
filed 2002-01-14
CIK 723639

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 2, 2001

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

                            YES __X__     NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                Outstanding at
                  Class of Common Stock         December 21, 2001
                  ---------------------         -----------------
                       No par value             4,538,522 shares



                                 Total pages 15
                            Exhibits Index on Page 14

--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Amounts Per Share)

                                                                               (Unaudited)
                                                      ---------------------------------------------------------------
                                                           Second Quarter Ended               Six Months Ended
                                                      -----------------------------     -----------------------------
                                                         Dec. 2           Nov. 26          Dec. 2           Nov. 26
                                                          2001             2000             2001             2000
                                                      ------------     ------------     ------------     ------------
Net Sales                                             $      9,953     $     26,573     $     20,254     $     48,491

Cost of Goods Sold                                           8,587           20,752           16,479           37,971
                                                      ------------     ------------     ------------     ------------
    Gross Profit                                             1,366            5,821            3,775           10,520

Operating Expenses:
    Marketing                                                  953            1,927            1,964            3,457
    Design Engineering                                         603              758            1,291            1,530
    General and Administrative                               2,548            1,767            3,668            3,279
                                                      ------------     ------------     ------------     ------------
                                                             4,104            4,452            6,923            8,266
                                                      ------------     ------------     ------------     ------------
Operating (Loss) Income                                     (2,738)           1,369           (3,148)           2,254

Other Income (Expense):
    Interest Expense                                          (137)            (132)            (285)            (284)
    Interest Income                                             30               23               61               50
    Other                                                      (68)              28             (252)             228
                                                      ------------     ------------     ------------     ------------
                                                              (175)             (81)            (476)              (6)
                                                      ------------     ------------     ------------     ------------

Income (Loss) Before Income Taxes                           (2,913)           1,288           (3,624)           2,248

Income Tax (Benefit) Expense                                  (853)             475             (918)             800
                                                      ------------     ------------     ------------     ------------

Net Income (Loss) Before Accounting Change                  (2,060)             813           (2,706)           1,448

Cumulative Effect of Accounting Change, Net of Tax                                                                (50)
                                                      ------------     ------------     ------------     ------------

Net Income (Loss)                                     $     (2,060)    $        813     $     (2,706)    $      1,398
                                                      ============     ============     ============     ============

Earnings (Loss) Per Share
    Basic:
      Net (Loss) Income Before Accounting Change      $      (0.45)    $       0.18     $      (0.60)    $       0.32
      Cumulative Effect of Accounting Change                                                                    (0.01)
                                                      ------------     ------------     ------------     ------------
      Basic (Loss) Earnings Per Share                 $      (0.45)    $       0.18     $      (0.60)    $       0.31
    Diluted:
      Net (Loss) Income Before Accounting Change      $      (0.45)    $       0.17     $      (0.60)    $       0.31
      Cumulative Effect of Accounting Change                                                                    (0.01)
                                                      ------------     ------------     ------------     ------------
      Basic (Loss) Earnings Per Share                 $      (0.45)    $       0.17     $      (0.60)    $       0.30

Common and Equivalent Shares Outstanding:
    Basic                                                4,537,522        4,479,825        4,536,536        4,468,129
    Diluted                                              4,537,522        4,751,542        4,536,536        4,703,082

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                           (Unaudited)
                                                                    December 2,       June 3,
                                                                       2001            2001
                                                                   ------------    ------------
Assets:
Current Assets
     Cash and Cash Equivalents                                     $      6,691    $      3,723
     Trade Receivables, Less Allowance for Doubtful Accounts of
      $1,844,000 at December 2, 2001; $621,000 at June 3, 2001            6,488          12,361
     Inventories (Note 2)                                                 9,974          12,423
     Prepaid Expenses and Other                                           1,387             747
     Deferred Taxes                                                         364             364
                                                                   ------------    ------------
           Total Current Assets                                          24,904          29,618

Other Assets:
     Intangibles, less accumulated amortization of $301,000 at
       December 2, 2001; $251,000 at June 3, 2001                         1,203           1,253
     Other                                                                  260              10
                                                                   ------------    ------------
                                                                          1,463           1,263

Property Equipment and Leasehold
   Improvements:
     Land                                                                 1,676           1,675
     Building                                                             7,677           5,554
     Machinery and Equipment                                              7,600           7,517
     Office Furniture                                                     1,494           1,433
     E.D.P. Equipment                                                     2,222           2,215
     Construction in Progress                                                             1,533
                                                                   ------------    ------------
                                                                         20,669          19,927

     Less Accumulated Depreciation                                        7,756           7,351
                                                                   ------------    ------------

                                                                         12,913          12,576
                                                                   ------------    ------------

                                                                   $     39,280    $     43,457
                                                                   ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                           (Unaudited)
                                                                   December 2,        June 3,
                                                                      2001             2001
                                                                  ------------     ------------
Liabilities and Stockholders' Equity:
Current Liabilities
     Note Payable to Bank                                         $      5,419     $      4,003
     Current Maturities of Long-Term Debt (Note 3)                         378              617
     Accounts Payable                                                    3,785            5,285
     Accrued Compensation                                                  570              467
     Accrued Commissions                                                   313              708
     Other                                                                 186              698
                                                                  ------------     ------------
        Total Current Liabilities                                       10,651           11,778

Long-Term Debt, Less Current Maturities (Note 3)                         2,898            3,035
Deferred Tax Liability                                                     213              213
Retirement and Severance Benefits                                           34              302

Stockholders' Equity:
     Preferred Stock, No Par Value, Authorized,
       1,000,000 Shares; None Issued
     Common Shares, No Par Value, Authorized
       10,000,000 Shares; Issued and Outstanding 4,537,522 on
       December 2, 2001; and 4,528,522 on June 3, 2001;                 20,713           20,684
     Notes Receivable arising from the sale of common stock               (100)            (100)
     Accumulated Other Comprehensive Loss                                 (903)            (935)
     Retained Earnings                                                   5,774            8,480
                                                                  ------------     ------------
                                                                        25,484           28,129
                                                                  ------------     ------------

                                                                  $     39,280     $     43,457
                                                                  ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                             (Unaudited)
                                                                          Six Months Ended
                                                                     December 2,     November 26,
                                                                        2001             2000
                                                                    ------------     ------------
Cash Flows From Operating Activities
      Net (Loss) Income:                                            $     (2,706)    $      1,398
      Adjustments to Reconcile Net Income to Net Cash
          Used in Operating Activities:
             Depreciation                                                    387              468
             Amortization                                                     50               50
             Provision for Bad Debt                                        1,355              240
             Adjustment Related to Change in subsidiary Year End                               61
             Stock Compensation                                                                44
      Changes in Assets and Liabilities:
          (Increase) Decrease In:
             Trade Receivables                                             4,346           (3,608)
             Inventories                                                   2,799             (682)
             Prepaid and Other Expenses                                       44             (294)
          Increase (Decrease) in:
             Accounts Payable                                             (1,726)           1,750
             Accrued Expenses                                               (756)             637
             Income Tax Payable\Receivable                                (1,059)              19
                                                                    ------------     ------------
                Net Cash Provided by Operating Activities                  2,734               83
                                                                    ------------     ------------

Cash Flows From Investing Activities:
      Purchase of Equipment and Leasehold Improvements                      (724)          (1,071)
      Decrease in Other Assets                                                                  8
                                                                    ------------     ------------
                Net Cash Used in Investment Activities                      (724)          (1,063)
                                                                    ------------     ------------

Cash Flows From Financing Activities:
      Net Borrowings on Revolving Credit Agreements                        1,313            1,311
      Proceeds from Issuance of Common Stock                                  29               74
      Principal Payments on Long-Term Borrowings                            (388)            (385)
                                                                    ------------     ------------
                Net Cash Provided by Financing Activities                    954            1,000
                                                                    ------------     ------------

Effect of Foreign Currency Exchange Rate Changes
   on Cash                                                                     4             (239)
                                                                    ------------     ------------

Increase (Decrease) in Cash and Cash Equivalents                           2,968             (219)

Cash and Cash Equivalents at Beginning of Period                           3,723            2,419
                                                                    ------------     ------------

Cash and Cash Equivalents at End of Period                          $      6,691     $      2,200
                                                                    ============     ============

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED DECEMBER 2, 2001

1 Summary of Consolidation Principles

The accompanying consolidated financial statements include the accounts of Ault Incorporated, its wholly owned subsidiaries, Ault Shanghai, Ault Korea Corporation, and Ault Xianghe Co. Ltd. All significant intercompany transactions have been eliminated. The foreign currency translation adjustment in footnote 4 represents the translation into United States dollars of the Company's investment in the net assets of its foreign subsidiaries in accordance with the provisions of FASB Statement No. 52.

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

The balance sheet of the Company as of December 2, 2001 and the related statements of income and cash flows for the three and six months ended December 2, 2001 and November 26, 2000 have been prepared without being audited. In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiaries as of December 2, 2001 and November 26, 2000, and the results of operations and cash flows for all periods presented.

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

2 Inventories

The components of inventory (in thousands) at December 2, 2001 and June 3, 2001 are as follows:

                                            December 2,      June 3,
                                               2001           2001
                                            -----------    -----------
     Raw Materials                          $     5,773    $     6,584
     Work-in-process                                470            550
     Finished Goods                               3,731          5,289
                                            -----------    -----------
                                            $     9,974    $    12,423
                                            ===========    ===========

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED DECEMER 2, 2001

3 Long-term Debt

Long-term debt (in thousands) including current maturities contain the following:

                                                                December 2,       June 3,
                                                                   2001            2001
                                                               ------------    ------------
Various term loans, 7.2% - 8.0% interest, due in monthly
   installments through December 2003, secured by
   equipment                                                   $        198    $        273
Various note payables, 6.75% interest, due in quarterly
   installments through April 2002, unsecured guaranteed by
   the Korean government                                                100             314
Term loan, 7.94% interest, due in monthly installments
   through September 2005, secured by furniture                         182             211
Term loan, 8.05% interest, due in monthly installments to
   February 2015, secured by Minneapolis building                     2,796           2,854
                                                               ------------    ------------
        Total                                                  $      3,276    $      3,652
   Less current maturities                                              378             617
                                                               ------------    ------------
                                                               $      2,898    $      3,035
                                                               ============    ============

4 Stockholders' Equity

                                                             Six Months Ended
                                                             December 2, 2001
                                                             ----------------
                                                                  ($000)
Total Stockholders' Equity - June 3, 2001                      $     28,129
Net Loss                                         $    (2,706)
Net change in Foreign currency translation
    adjustment                                            32
                                                 -----------
Comprehensive Income (Loss)                                          (2,674)
Issue 9,000 shares of common stock in
    accordance with stock option plan                                    29
                                                               ------------
Total Stockholders' Equity                                     $     25,484
                                                               ============

5 Net Income (Loss) Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. The difference between weighted average common and common equivalent shares is the result of outstanding stock options.

                                                              Six Months Ended
                                                              ----------------
                                                    December 2, 2001      November 26, 2000
                                                    ----------------      -----------------
Income (Loss) Applicable to Common
   Shareholders (in thousands)                            $   (2,706)            $    1,398
Basic - Weighted Average Shares Outstanding                4,536,536              4,468,129
Diluted Effect of Stock Options                                   --                234,953
Diluted - Weighted Average Shares Outstanding              4,536,536              4,703,082
Basic Income (Loss) per Share                             $    (0.60)            $     0.31
                                                          ==========             ==========
Diluted Income (Loss) per Share                           $    (0.60)            $     0.30
                                                          ==========             ==========

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED DECEMER 2, 2001

6 Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS and No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 142 is effective for the Company in its fiscal year beginning June 3, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Second Quarter Ended December 2, 2001

     ($000)                                              Increase / (Decrease)
                                   Fiscal      Fiscal   ------------------------
                                     2002        2001      Amount       Percent
                                ------------------------------------------------
     Net Sales                     $9,953     $26,573     $(16,620)        (63%)
     Operating Income (Loss)       (2,738)      1,369       (4,107)       (300%)


Net sales were $9,953,000 for the second quarter of fiscal 2002 down 63% from $26,573,000 for the second quarter of fiscal 2001. The decrease is due to the economic slowdown, primarily in the telecommunication and data communication industries.

Gross margin for the second quarter was 13.7 percent as a percent of sales, compared with 23.4 percent for the first quarter this year. Second quarter gross margin last year was 21.9 percent. Margins in the second quarter of fiscal year 2002 were affected by an inventory write down of $780,000 due to identification of obsolete inventory caused by the continued economic slowdown.

Operating expenses were $4,104,000 for the second quarter of fiscal 2002 down 7.8% from $4,452,000 for the second quarter of fiscal 2001. Commission expenses decreased by $570,000 due to lower revenues in the second quarter of fiscal 2002. Bad debt expense increased $1,310,000 due to the increased likelihood of bad debts arising from the continued economic slowdown. The Company had a charge of $63,000 for restructuring and severance costs from the November 2001 restructuring. The Company also reduced expenses and increased efficiencies during the second quarter of 2002. This resulted in a savings of $1,151,000 for the second quarter of 2002.


Six Months Ended December 2, 2001

     ($000)                                              Increase / (Decrease)
                                   Fiscal      Fiscal   ------------------------
                                     2002        2001      Amount       Percent
                                ------------------------------------------------
     Net Sales                    $20,254     $48,491     $(28,237)        (58%)
     Operating Income (Loss)       (3,148)      2,254       (5,402)       (240%)


Net sales were $20,254,000 for the first six months of fiscal 2002 down 58% from $48,491,000 for the first six months of fiscal 2001. The decrease is due to the economic slowdown, primarily in the telecommunication and data communication industries.

Operating loss totaled $3,148,000 for the first six months of fiscal 2002 compared to operating income of $2,254,000 for the same period in fiscal 2001. The decrease of $28,237,000 in sales reduced operating income by $6,165,000. This decrease was partially offset by a reduction of commission expense of $900,000. Due to the economic slowdown bad debt reserve was increased by $1,310,000 and the inventory reserve was increased by $780,000. The Company also recorded a charge for restructuring cost of $63,000. The Company's Korean subsidiary recorded a reduction of expenses of $200,000 from a business interruption payment due to moving into their new facility. The Company has been decreasing expenses and increasing efficiencies during the first half of fiscal 2002. This resulted in a savings of $1,816,000 for the first six months of fiscal 2002.

ORDER BACKLOG: The Company's order backlog at December 2, 2001 totaled $9,320,000 compared to $10,792,000 at June 3, 2001. The order backlog represents sales for approximately eleven weeks. Many OEMs limit their contractual commitments to the best lead-times of their suppliers.

NON-OPERATING INCOME AND EXPENSES: Other expense was $252,000 for the first six months of fiscal 2002 and other income was $228,000 for the same period in fiscal 2001. The difference is represented by fiscal 2002 having a currency exchange rate loss of $252,000 while the same period of fiscal 2001 had a currency exchange rate gain of $210,000 by the Korean subsidiary. The Company had interest income of $61,000 in the first half of fiscal 2002 and $50,000 for the same period in fiscal 2001. The Company incurred interest expenses of $252,000 in the first six months of fiscal 2002 and $228,000 in the same period of fiscal 2001, paid on bank credit facilities and long-term borrowings.

INCOME TAX: The Company had a pre-tax loss of $3,624,000 for the first six months in fiscal 2002 on which it accrued a consolidated income tax benefit of $918,000. During the same period in fiscal 2001 the Company had pre-tax income of $2,248,000 on which US and Korean income taxes totaling $800,000 were accrued. The effective tax rate was a benefit of 25.3% for the first six months of fiscal 2002, and a charge of 35.6% for the same period in fiscal 2001. In the first six months of fiscal 2002 the Company has not taken benefit from the foreign loss carryforwards the loss generated because it is not more likely than not they will be able to use such losses.

NET INCOME: The Company reported basic per share loss of $(0.60) for the first six months of fiscal 2002, based on 4,537,000 outstanding weighted average shares, compared to basic per share income of $0.31 for the same period of fiscal 2001, based on 4,468,000 outstanding weighted average shares. For the first six months of fiscal 2002 the Company reported diluted per share loss of $(0.60), based on 4,537,000 outstanding weighted average shares, compared to diluted per share income of $0.30 for the same period in fiscal 2001, which was based on 4,703,000 outstanding weighted average shares.


LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's liquidity and financial position on December 2, 2001, and on June 3, 2001:

                                                      December 2,      June 3,
                                                          2001           2001
                                                      -----------    -----------
                                                         ($000)         ($000)
Working capital                                           $14,253        $17,840
Cash and cash equivalents                                   6,691          3,723
Unutilized bank credit facilities                           2,775          4,767
Cash Provided by operations (six and twelve months
    ended respectfully)                                     2,734          1,953


CURRENT WORKING CAPITAL POSITION

As of December 2, 2001, the Company had current assets of $24,904,000 and current liabilities of $10,651,000, which amounted to working capital of $14,253,000 and a current ratio of 2.3 to 1.0. This represents a decrease from its working capital of $17,840,000 as of June 3, 2001. The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has not committed any funds to capital expenditures as of December 2, 2001.

CASH AND INVESTMENTS: As of December 2, 2001, the Company had cash and securities totaling $6,691,000, compared to $3,723,000 as of June 3, 2001. The increase was due to an increase in bank debt of $2,000,000 and cash generated in operations.

CREDIT FACILITIES: The Company maintains two credit facilities. Its primary credit facility is with US Bank and a facility with Korea Exchange Bank supports the South Korean subsidiary.

CASH FLOWS FOR FISCAL 2002

OPERATIONS: Operations provided $2,734,000 of cash during the first six months of fiscal 2002 due principally to the following activities:

(a)      The loss net of depreciation and amortization used cash of $2,269,000.

(b) Decreases in trade receivables mainly due to the decreased net sales in fiscal 2002 provided $5,701,000 of cash net of write offs.

(c) Decreases in inventories provided $2,799,000 of cash net of write offs. The decrease is due to the decreases in net sales in fiscal 2002.

(d) Decreases in accrued expenses and accounts payable used $3,541,000 of cash. The decrease is due to the decrease in net sales for fiscal 2002.

INVESTING ACTIVITIES: Investing activities used net cash of $724,000 relating to the completion of the new Korean facility.

FINANCING ACTIVITIES: Financing activities provided net cash of $954,000, comprised of an additional $2,000,000 borrowing on the US line of credit, $687,000 payment on the Korean line of credit, $388,000 payment on long term debt, and $29,000 from proceeds from the issuance of common stock.

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS: The effect of translating the Korean financial statements, which were prepared in Won to US dollars, had an increase effect on cash of approximately $4,000 during the first six months of the year. The effect of translating the Chinese financial statements, which were prepared in Yuan to US dollars, had minimal effect on cash for the first six months of the fiscal year.

SUMMARY: The Company's cash and working capital positions are sound and together with its credit facilities, are adequate to support the Company's strategies for the remainder of fiscal 2002.

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

INFORMATION ABOUT REVENUE BY GEOGRAPHY

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

                                                  Six Months Ended
                                        December 2, 2001   November 26, 2000
                                        ----------------   -----------------
                                             ($000)               ($000)

            US                                   $14,846             $30,304
            Korea                                  2,208               4,871
            Belgium                                  111               2,704
            UK                                     1,208               3,121
            China                                    680               1,631
            Canada                                   454               1,621
            Other Foreign                            747               4,239
                                        ----------------   -----------------
                           Total                 $20,254             $48,491
                                        ================   =================

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS and No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 142 is effective for the Company in its fiscal year beginning June 3, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.


IMPACT OF FOREIGN OPERATIONS AND CURRENCY CHANGES:

The Company will experience normal valuation changes as the Korean and Chinese currency fluctuates. The effect of translating the Korean and Chinese financial statements resulted in a net asset increase of $32,000 during the first six months of fiscal 2002.

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

The Company is exposed to certain market risks on outstanding variable interest rate obligations totaling $2 million at December 2, 2001. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which would result in an annual interest expense increase of approximately $20,000

                                     PART II

ITEMS 1-3     OTHER INFORMATION: Not Applicable

ITEM 4        Submission of Matters to a Vote of Security Holders;

The following matter was voted upon at the Annual Meeting of Stockholders held on September 25, 2001, and received the votes set forth below:

All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

                                      For                   Withheld
                                -----------------      ------------------
F. Green                               4,326,415                  67,323
J. Colwell                             4,326,315                  67,423
C. Barnett                             4,326,315                  67,423
D. Johnson                             4,326,315                  67,423
J. Kassakian                           4,326,415                  67,323
F. Sims                                4,326,315                  67,423
M. Walker                              4,326,415                  67,323
D. Larkin                              4,326,315                  67,423


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



AULT INCORPORATED
(REGISTRANT)



DATED:                              /s/ Frederick M. Green
      ---------------------         -----------------------------------
                                    Frederick M. Green, President
                                    Chief Executive Officer and
                                    Chairman




DATED:                              /s/ Donald L. Henry
      ---------------------         -----------------------------------
                                    Donald L. Henry
                                    Chief Financial Officer