Form 10-Q
period 2002-03-03
AULT INC
filed 2002-04-12
CIK 723639

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 3, 2002

                         Commission file number 0-12611

                                AULT INCORPORATED

                     MINNESOTA                         41-0842932
             ------------------------                  ----------
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

                              YES _X_      NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
             Class of Common Stock                   April 10, 2002
             ---------------------                  ----------------
                 No par value                       4,553,610 shares


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

                                                                              (Unaudited)
                                                      -----------------------------------------------------------
                                                          Third Quarter Ended             Nine Months Ended
                                                      ---------------------------     ---------------------------
                                                        March 3         Feb. 25         March 3        Feb. 25
                                                         2002            2001            2002            2001
                                                      -----------     -----------     -----------     -----------
Net Sales                                             $     9,484     $    22,677     $    29,738     $    71,168
Cost of Goods Sold                                          7,527          17,745          24,006          55,716
                                                      -----------     -----------     -----------     -----------
    Gross Profit                                            1,957           4,932           5,732          15,452

Operating Expenses:
    Marketing                                                 865           1,552           2,829           5,009
    Design Engineering                                        611             792           1,902           2,322
    General and Administrative                              1,126           1,602           4,794           4,881
                                                      -----------     -----------     -----------     -----------
                                                            2,602           3,946           9,525          12,212
                                                      -----------     -----------     -----------     -----------
Operating (Loss) Income                                      (645)            986          (3,793)          3,240

Other Income (Expense):
    Interest Expense                                         (124)           (143)           (409)           (427)
    Interest Income                                            31               8              92              58
    Other                                                      47             279            (205)            507
                                                      -----------     -----------     -----------     -----------
                                                              (46)            144            (522)            138
                                                      -----------     -----------     -----------     -----------

Income (Loss) Before Income Taxes                            (691)          1,130          (4,315)          3,378

Income Tax (Benefit) Expense                                  (81)            422            (999)          1,222
                                                      -----------     -----------     -----------     -----------

Net Income (Loss) Before Accounting Change                   (610)            708          (3,316)          2,156

Cumulative Effect of Accounting Change, Net of Tax                                                             50
                                                      -----------     -----------     -----------     -----------

Net Income (Loss)                                     $      (610)    $       708     $    (3,316)    $     2,106
                                                      ===========     ===========     ===========     ===========

Earnings (Loss) Per Share
    Basic:
      Net (Loss) Income Before Accounting Change      $     (0.13)    $      0.16     $     (0.73)    $      0.48
      Cumulative Effect of Accounting Change                                                                (0.01)
                                                      -----------     -----------     -----------     -----------
      Basic (Loss) Earnings Per Share                 $     (0.13)    $      0.16     $     (0.73)    $      0.47
    Diluted:
      Net (Loss) Income Before Accounting Change      $     (0.13)    $      0.15     $     (0.73)    $      0.46
      Cumulative Effect of Accounting Change                                                                (0.01)
                                                      -----------     -----------     -----------     -----------
      Diluted (Loss) Earnings Per Share               $     (0.13)    $      0.15     $     (0.73)    $      0.45

Common and Equivalent Shares Outstanding:
    Basic                                               4,538,489       4,495,121       4,537,187       4,475,793
    Diluted                                             4,538,489       4,773,523       4,537,187       4,705,762

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                (Unaudited)
                                                                            March 3,   June 3,
                                                                              2002      2001
                                                                            -------    -------
Assets:
Current Assets
     Cash and Cash Equivalents                                              $ 4,665    $ 3,723
     Trade Receivables, Less Allowance for Doubtful Accounts of $597,000
      at March 3, 2002; $621,000 at June 3, 2001                              5,792     12,361
     Inventories (Note 2)                                                     9,350     12,423
     Prepaid Expenses and Other                                               1,416        747
     Deferred Taxes                                                             364        364
                                                                            -------    -------
           Total Current Assets                                              21,587     29,618

Other Assets:
     Intangibles, less accumulated amortization of $326,000 at March 3,
       2002; $251,000 at June 3, 2001                                         1,178      1,253
     Other                                                                      258         10
                                                                            -------    -------
                                                                              1,436      1,263

Property Equipment and Leasehold
   Improvements:
     Land                                                                     1,704      1,675
     Building                                                                 7,691      5,554
     Machinery and Equipment                                                  7,623      7,517
     Office Furniture                                                         1,513      1,433
     E.D.P. Equipment                                                         2,225      2,215
     Construction in Progress                                                 1,533
                                                                            -------    -------
                                                                             20,756     19,927

     Less Accumulated Depreciation                                            8,032      7,351
                                                                            -------    -------

                                                                             12,724     12,576
                                                                            -------    -------

                                                                            $35,747    $43,457
                                                                            =======    =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                       (Unaudited)
                                                                  March 3,      June 3,
                                                                    2002         2001
                                                                  --------     --------
Liabilities and Stockholders' Equity:
Current Liabilities
     Note Payable to Bank                                         $  2,851     $  4,003
     Current Maturities of Long-Term Debt (Note 3)                     277          617
     Accounts Payable                                                3,576        5,285
     Accrued Compensation                                              555          467
     Accrued Commissions                                               332          708
     Other                                                             201          698
                                                                  --------     --------
        Total Current Liabilities                                    7,792       11,778

Long-Term Debt, Less Current Maturities (Note 3)                     2,827        3,035
Deferred Tax Liability                                                 213          213
Retirement and Severance Benefits                                       58          302

Stockholders' Equity:
     Preferred Stock, No Par Value, Authorized,
       1,000,000 Shares; None Issued
     Common Shares, No Par Value, Authorized
        10,000,000 Shares; Issued and Outstanding 4,538,522 on
        March 3, 2002; and 4,528,522 on June 3, 2001;               20,713       20,684
     Notes Receivable arising from the sale of common stock           (100)        (100)
     Accumulated Other Comprehensive Loss                             (920)        (935)
     Retained Earnings                                               5,164        8,480
                                                                  --------     --------
                                                                    24,857       28,129
                                                                  --------     --------

                                                                  $ 35,747     $ 43,457
                                                                  ========     ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                             (Unaudited)
                                                                          Nine Months Ended
                                                                         March 3,  February 25,
                                                                           2002        2001
                                                                         -------     -------
Cash Flows From Operating Activities
      Net (Loss) Income:                                                 $(3,316)    $ 2,106
      Adjustments to Reconcile Net Income to Net Cash
          Used in Operating Activities:
             Depreciation                                                    662         733
             Amortization                                                     75          75
             Provision for Bad Debt                                        1,415
             Adjustment Related to Change in subsidiary Year End              61
             Realized Gain from Sale of Securities Available for Sale
                                                                                         (56)
             Stock Compensation                                               51
      Changes in Assets and Liabilities:
          (Increase) Decrease In:
             Trade Receivables                                             4,954      (3,930)
             Inventories                                                   3,348        (766)
             Prepaid and Other Expenses                                      142         300
          Increase (Decrease) in:
             Accounts Payable                                             (1,910)       (274)
             Accrued Expenses                                               (707)        706
             Income Tax Payable\Receivable                                (1,168)        (33)
                                                                         -------     -------
                Net Cash Provided (Used) by Operating Activities           3,495      (1,027)
                                                                         -------     -------

Cash Flows From Investing Activities:
      Purchase of Equipment and Leasehold Improvements                      (810)     (2,428)
      Proceeds from the sale of Securities                                   554
                                                                         -------     -------
                Net Cash Used in Investment Activities                      (810)     (1,874)
                                                                         -------     -------

Cash Flows From Financing Activities:
      Net Borrowings (Payments) on Revolving Credit Agreements            (1,218)      2,128
      Proceeds from Issuance of Common Stock                                  29         203
      Retire Common Stock                                                    (13)
      Principal Payments on Long-Term Borrowings                            (557)       (561)
                                                                         -------     -------
                Net Cash Provided (Used) by Financing Activities          (1,746)      1,757
                                                                         -------     -------

Effect of Foreign Currency Exchange Rate Changes
   on Cash                                                                     3         (68)
                                                                         -------     -------

Increase (Decrease) in Cash and Cash Equivalents                             942      (1,212)

Cash and Cash Equivalents at Beginning of Period                           3,723       2,419
                                                                         -------     -------

Cash and Cash Equivalents at End of Period                               $ 4,665     $ 1,207
                                                                         =======     =======

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED MARCH 3, 2002
---------------------------------

1 Summary of Consolidation Principles
-------------------------------------

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

The balance sheet of the Company as of March 3, 2002 and the related statements of operations and cash flows for the three and nine months ended March 3, 2002 and February 25, 2001 have been prepared without being audited. In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiaries as of March 3, 2002 and February 25, 2001, and the results of operations and cash flows for all periods presented.

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


2 Inventories
-------------

The components of inventory (in thousands) at March 3, 2002 and June 3, 2001 are as follows:

                                 March 3,      June 3,
                                   2002         2001
                                 --------     --------
     Raw Materials                $5,375       $6,584
     Work-in-process                 496          550
     Finished Goods                3,479        5,289
                                 --------     --------
                                  $9,350      $12,423
                                 ========     ========

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED MARCH 3, 2002
---------------------------------

3 Long-term Debt
----------------

Long-term debt (in thousands) including current maturities contain the following:

                                                              March 3,   June 3,
                                                                2002      2001
                                                               ------    ------
Various term loans, 7.2% - 8.0% interest, due in monthly
   installments through December 2003, secured by
   equipment                                                   $  170    $  273
Various note payables, 6.75% interest, due in quarterly
   installments through April 2002, unsecured guaranteed by
   the Korean government                                           --       314
Term loan, 7.94% interest, due in monthly installments
   through September 2005, secured by furniture                   167       211
Term loan, 8.05% interest, due in monthly installments to
   February 2015, secured by Minneapolis building               2,767     2,854
                                                               ------    ------
        Total                                                  $3,104    $3,652
   Less current maturities                                        277       617
                                                               ------    ------
                                                               $2,827    $3,035
                                                               ======    ======


4 Stockholders' Equity
----------------------

                                                       Nine Months Ended
                                                         March 3, 2002
                                                         -------------
                                                             ($000)
Total Stockholders' Equity - June 3, 2001                           $28,129
Net Loss                                            $(3,316)
Net change in Foreign currency translation
   adjustment                                            15
                                                    -------
Comprehensive Income (Loss)                                          (3,301)
Issue 9,000 shares of common stock in
   accordance with stock option plan                                     29
                                                                    -------
Total Stockholders' Equity                                          $24,857
                                                                    ========


5 Net Income (Loss) Per Common Share
------------------------------------

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. The difference between weighted average common and common equivalent shares is the result of outstanding stock options.

                                                         Nine Months Ended
                                                    --------------------------
                                                       March 3,    February 25,
                                                        2002          2001
                                                    -----------    -----------
Income (Loss) Applicable to Common
   Shareholders (in thousands)                      $    (3,316)   $     2,106
Basic - Weighted Average Shares Outstanding           4,537,187      4,475,793
Diluted Effect of Stock Options                              --        229,969
Diluted - Weighted Average Shares Outstanding         4,537,187      4,705,762
Basic Income (Loss) per Share                       $     (0.73)   $      0.47
                                                    ===========    ===========
Diluted Income (Loss) per Share                     $     (0.73)   $      0.45
                                                    ===========    ===========

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED MARCH 3, 2002
---------------------------------

6 Accounting Pronouncements
---------------------------

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS and No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 142 is effective for the Company in its fiscal year beginning June 3, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Third Quarter Ended March 3, 2002
---------------------------------

                                                          Increase/(Decrease)
      ($000)                        Fiscal    Fiscal      -------------------
                                     2002      2001        Amount    Percent
                                   --------  -------      --------  ---------
      Net Sales                     $9,484   $22,677      $(13,192)     (58%)
      Operating Income (Loss)         (645)      986        (1,631)    (165%)

Net sales were $9,484,000 for the third quarter of fiscal 2002 down 58% from $22,676,000 for the third quarter of fiscal 2001. The decrease is due to the economic slowdown, primarily in the telecommunication and data communication industries.

Gross margin for the third quarter was 20.6 percent as a percent of sales, compared with 21.7 percent for the third quarter of last year. The decrease is due to rework cost of $50,000 in Asia and a $25,000 payment to a former business partner in Asia.

Operating expenses were $2,602,000 for the third quarter of fiscal 2002 down 34.1% from $3,946,000 for the third quarter of fiscal 2001. Commission expenses decreased by $250,000 due to lower revenues in the third quarter of fiscal 2002. The Company also reduced expenses and increased efficiencies during the third quarter of 2002. This resulted in a savings of $1,094,000 for the third quarter of 2002.


Nine Months Ended March 3, 2002
-------------------------------

                                                          Increase/(Decrease)
      ($000)                        Fiscal    Fiscal      -------------------
                                     2002      2001        Amount    Percent
                                   --------  -------      --------  ---------
      Net Sales                     $29,738  $71,167      $(41,429)      (58%)
      Operating Income (Loss)        (3,793)   3,240        (7,033)     (217%)

Net sales were $29,738,000 for the first nine months of fiscal 2002 down 58% from $71,167,000 for the first nine months of fiscal 2001. The decrease is due to the economic slowdown, primarily in the telecommunication and data communication industries.

Operating loss totaled $3,793,000 for the first nine months of fiscal 2002 compared to operating income of $3,240,000 for the same period in fiscal 2001. The decrease of $41,429,000 in sales reduced operating income by $9,140,000. Due to the economic slowdown bad debt expense was increased by $1,310,000 and the inventory obsolescence expense was increased by $780,000. The Company also recorded a charge for restructuring cost of $63,000. This decrease was partially offset by a reduction of commission expense of $1,150,000. The Company's Korean subsidiary recorded a reduction of expenses of $200,000 from a business interruption payment due to moving into their new facility. The Company has been decreasing expenses and increasing efficiencies during the first nine months of fiscal 2002. This resulted in a savings of $2,910,000 for the first nine months of fiscal 2002.

ORDER BACKLOG: The Company's order backlog at March 3, 2002 totaled $8,578,000 compared to $10,792,000 at June 3, 2001. The order backlog represents sales for approximately eleven weeks. Many OEMs limit their contractual commitments to the best lead-times of their suppliers.

NON-OPERATING INCOME AND EXPENSES: Other expense was $205,000 for the first nine months of fiscal 2002 and other income was $507,000 for the same period in fiscal 2001. The difference is represented by fiscal 2002 having a currency exchange rate loss of $135,000 while the same period of fiscal 2001 had a currency exchange rate gain of $300,000 by the Korean subsidiary. The Company had interest income of $92,000 in the first nine months of fiscal 2002 and $58,000 for the same period in fiscal 2001. The Company incurred interest expenses of $409,000 in the first nine months of fiscal 2002 and $427,000 in the same period of fiscal 2001, paid on bank credit facilities and long-term borrowings.

INCOME TAX: The Company had a pre-tax loss of $4,315,000 for the first nine months in fiscal 2002 on which it accrued a consolidated income tax benefit of $999,000. During the same period in fiscal 2001 the Company had pre-tax income of $3,378,000 on which US and Korean income taxes totaling $1,222,000 were accrued. The effective tax rate was a benefit of 23.2% for the first nine months of fiscal 2002, and a charge of 36.2% for the same period in fiscal 2001. In the first nine months of fiscal 2002 the Company has not taken benefit from the foreign loss carryforwards that the loss generated because it is not likely that the benefit will be utilized.

NET INCOME: The Company reported basic per share loss of $(0.73) for the first nine months of fiscal 2002, based on 4,537,000 outstanding weighted average shares, compared to basic per share income of $0.47 for the same period of fiscal 2001, based on 4,476,000 outstanding weighted average shares. For the first nine months of fiscal 2002 the Company reported diluted per share loss of $(0.73), based on 4,537,000 outstanding weighted average shares, compared to diluted per share income of $0.45 for the same period in fiscal 2001, which was based on 4,706,000 outstanding weighted average shares.


LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's liquidity and financial position on March 3, 2002, and on June 3, 2001:
                                             March 3,     June 3,
                                               2002        2001
                                             --------    --------
                                              ($000)      ($000)
Working capital                              $ 13,795    $ 17,840
Cash and cash equivalents                       4,665       3,723
Unutilized bank credit facilities               4,849       4,767
Cash Provided by operations (nine and
   twelve months ended, respectfully)           3,495       1,953


CURRENT WORKING CAPITAL POSITION

As of March 3, 2002, the Company had current assets of $21,587,000 and current liabilities of $7,792,000, which amounted to working capital of $13,795,000 and a current ratio of 2.8 to 1.0. This represents a decrease from its working capital of $17,840,000 as of June 3, 2001. The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has not committed any funds to capital expenditures as of March 3, 2002.

CASH AND INVESTMENTS: As of March 3, 2002, the Company had cash and securities totaling $4,665,000, compared to $3,723,000 as of June 3, 2001. The increase was due to cash generated in operations.

CREDIT FACILITIES: The Company maintains two credit facilities. Its primary credit facility is with US Bank and a facility with Korea Exchange Bank supports the South Korean subsidiary.

CASH FLOWS FOR FISCAL 2002

OPERATIONS: Operations provided $3,495,000 of cash during the first nine months of fiscal 2002 due principally to the following activities:

         (a) The loss net of depreciation, amortization and bad debt reserve used cash of $1,164,000.
         (b) Decreases in trade receivables mainly due to the decreased net sales in fiscal 2002 provided $4,954,000 of cash.
         (c) Decreases in inventories provided $3,348,000 of cash net of obsolescence expense. The decrease is due to the decreases in net sales in fiscal 2002.
         (d) Decreases in accrued expenses and accounts payable used $3,785,000 of cash. The decrease is due to the decrease in net sales for fiscal 2002.

INVESTING ACTIVITIES: Investing activities used net cash of $810,000 relating to the completion of the new Korean facility.

FINANCING ACTIVITIES: Financing activities used net cash of $1,746,000, comprised of $1,218,000 payment on the Korean line of credit, $557,000 payment on long-term debt, and $29,000 from proceeds from the issuance of common stock.

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS: The effect of translating the Korean financial statements, which were prepared in Won to US dollars, had an increase effect on cash of approximately $3,000 during the first nine months of the year. The effect of translating the Chinese financial statements, which were prepared in Yuan to US dollars, had minimal effect on cash for the first nine months of the fiscal year.

SUMMARY: The Company's cash and working capital positions are sound, and together with its credit facilities, are adequate to support the Company's strategies for the remainder of fiscal 2002 and into fiscal 2003.

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

INFORMATION ABOUT REVENUE BY GEOGRAPHY

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:
                                 Nine Months Ended
                               March 3,   February 25,
                                 2002         2001
                               --------------------
                                ($000)       ($000)

       US                      $20,577      $45,791
       Korea                     3,304        5,636
       Belgium                     305        2,728
       UK                        1,820        5,087
       China                     1,693        4,791
       Canada                      684        1,987
       Other Foreign             1,355        5,148
                               --------------------
               Total           $29,738      $71,168
                               ====================

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS and No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Intangible assets with finite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 142 is effective for the Company in its fiscal year beginning June 3, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.



IMPACT OF FOREIGN OPERATIONS AND CURRENCY CHANGES:

The Company will experience normal valuation changes as the Korean and Chinese currency fluctuates. The effect of translating the Korean and Chinese financial statements resulted in a net asset increase of $15,000 during the first nine months of fiscal 2002.

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

As of March 3, 2002, the Company only had fixed rate debt outstanding. Thus, interest rate fluctuations would not impact interest expense or cash flows. If the Company were to undertake additional debt, an interest rate change would impact earnings and cash flows.

                                     PART II

ITEMS 1-3    OTHER INFORMATION: Not Applicable

ITEM 4       Submission of Matters to a Vote of Security Holders: Not Applicable

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



AULT INCORPORATED
(REGISTRANT)



DATED:   04/10/02                   /s/ Frederick M. Green
      ---------------------         -----------------------------------
                                    Frederick M. Green, President
                                    Chief Executive Officer and
                                    Chairman




DATED:   04/10/02                   /s/ Donald L. Henry
      ---------------------         -----------------------------------
                                    Donald L. Henry
                                    Chief Financial Officer