Form 10-K
period 2002-06-02
AULT INC
filed 2002-08-27
CIK 723639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED JUNE 2, 2002


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 8-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $13,293,000 based upon the closing price of the Company's common stock on the NASDAQ National Market on August 8, 2002, multiplied by the number of outstanding shares of the Company held by persons other than officers, directors and 10% or more shareholders referred to in the "Security Ownership of Principal Shareholders and Management" table referred to under Item 12 herein.

On August 8, 2002, there were outstanding 4,573,110 shares of the Registrant's common stock.


The Form 10-K consists of 51 pages. The Exhibit Index is located on page 49.

                                AULT INCORPORATED

                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 2, 2002

                                     PART I


ITEM 1.  BUSINESS

(a)   GENERAL DEVELOPMENT OF BUSINESS

Ault Incorporated (herein Ault or the Company) was incorporated under the laws of the State of Minnesota in 1961. The Company designs, manufactures, and markets external power conversion products and is a leading domestic supplier of such products to original equipment manufacturers (OEMs) of data communications equipment, telecommunications equipment, portable medical equipment, and microcomputers and related peripherals.

On July 16, 2002, the Company purchased a portion of the operating assets of the Power General division of Nidec America Corporation. The Power General division developed, manufactured, and sold high efficiency DC/DC converters and custom power supplies at various power levels up to 1200 watts under the Power General brand name. Pursuant to the Purchase Agreement, the Company paid the Seller $366,000 in cash and issued $2,074,000 face amount of the Company's newly-created Series B 7% Convertible Preferred Stock, no par value (the "Preferred Stock"). The Preferred Stock issued to Seller is convertible into 488,000 shares of the Company's Common Stock. The Company has agreed to file a registration statement covering the shares of Common Stock issuable upon conversion of the Preferred Stock with the Securities and Exchange Commission. The Company will maintain Power General's engineering group in Massachusetts and move Power General's manufacturing operations and related functions to Ault's other facilities in North America and Asia.

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

      The following table summarizes the proportion of sales of each of the Company's four major product categories for its last three fiscal years ended June 2, 2002:

                          SALE OF PRODUCTS BY CATEGORY
                         AS A PERCENTAGE OF TOTAL SALES


                                               Years Ended
      Product Type
                                     June 2,       June 3,       May 28,
                                      2002          2001           2000

      Switching Power Supplies         48%           39%           41%
      Linear Power Supplies            32            41            31
      Transformers                     11            12            17
      Battery Chargers                  9             8            11
      Total                           100%          100%          100%


      POWER SUPPLIES. The Company's traditional power supplies provide all power conversion elements for electronic equipment in power outputs ranging from 1 to 120 watts. The recent purchase of certain assets and certain liabilities of Power General Corporation provides power conversion elements up to 1200 watts. These products contain a component level transformer, which reduces the voltage level, as well as other circuitry and components which convert alternating current (AC) to direct current
      (DC) and, in most cases, maintain voltage within specific limits.

* SWITCHING POWER SUPPLIES. The Company believes the market for switching power supplies is generally the fastest growing segment of the overall external power conversion product market. Switching power supplies use switching transistors to convert power from AC to DC and are more energy efficient and considerably smaller and lighter in weight than linear units with comparable power outputs. For power requirements exceeding 12 watts, switching power supplies are generally more cost effective. The Company currently manufactures these products up to 120 watts of power. The applications in which these products are currently used include telecommunication products, data communication products, modems, computers and computer peripherals, medical equipment, microprocessor controlled systems, security systems, automatic teller terminals, test equipment, multiplexers, digital cameras and point of sale equipment.

      The Company's switching power supply products include a family of universal input power supplies, which provide output power from input power sources ranging from 90 to 265 volts AC. This family of power supplies can be used in virtually any country for applications such as local area networks (LANs), printer and fiber optic links. The Company also designs universal input switching power supplies specifically for medical markets. The Company believes it offers the widest range of external switching power supply products currently available for medical applications.

      The Company designs and manufactures switching power supplies principally for external applications, but also designs and manufactures these products for internal power when such action enhances customer relations.

* LINEAR POWER SUPPLIES. Linear power supplies are larger and generally less expensive than switching power supplies because their design is based on technology employing steel laminations with windings of copper wire rather than switching transistors. Linear power supplies tend to be used when the wattage output required is relatively low. Ault manufactures linear power supplies that provide up to 11 watts of regulated power and 35 watts of unregulated power. The Company's linear power supplies are used in a variety of applications including modems, telecommunications products, local area networks, microprocessor controlled systems, test equipment and multiplexers.

* TRANSFORMERS. The Company manufactures a wide variety of wall plug-in transformers as part of its full range of power conversion products. Transformers are used primarily in applications where OEMs desire to remove heat, electromagnetic interference and weight from electronic equipment, while incorporating the rest of the power conversion system within the product. These products reduce AC voltage from approximately 110 volts (230 volts in some countries) down to lower voltage that range from 5 to 60 volts AC. The Company's product line also includes highly customized transformers that operate within stringent power output tolerances, features that are not offered by most of the Company's competitors. The Company's transformers are utilized in a broad spectrum of applications including modems, telephone sets, multimedia products and scanners.

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

* HIGH-EFFICIENCY DC/DC CONVERTERS. During fiscal 2002, Ault expanded its product offering to include high-efficiency DC/DC converters. The Company made this decision in response to customer requests for "on-the-board" power solutions in order to fulfill the "total solution" approach to power conversion products OEMs qualify as preferred vendors. In addition, many OEMs use distributed power architecture in the design of their latest systems or devices. High-efficiency DC/DC converters are excellent components for distributed architecture because they provide outstanding performance in a small footprint. Ault's current offering focuses on the isolated single output quarter-bricks, dual output quarter-bricks and single output half-bricks.

* MOBILE PRODUCTS. In late fiscal 2002, the Company made another product expansion decision - to develop a line of mobile products for business travelers and key service industries. The product focus is on auto adapters in single and dual output with a primary sales emphasis on laptop OEMs and value-added resellers (VARs). The Company anticipates nearly 65% of the market to be business travel and service applications in the insurance, trucking and delivery industries. The remainder of the applications will be emergency fire and medical services (20%); military and government (10%); and a small amount of miscellaneous uses (5%). The first product is scheduled for release in the first quarter of fiscal 2003.

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

      Historically, the most significant market for the Company's products has been OEMs of telecommunications/data communications equipment (broadband modems, wireless and wire line); in fiscal 2002 sales in this market represented approximately 36% of net sales. The Company's products power cable and ADSL modems, network termination equipment (devices which interface between telephone network and the customer's PBX or other telephone system), line conditioning equipment (devices which prepare telephone lines for the transmission of computer generated data), and various items of equipment ancillary to business telephones, including speaker phones, automatic dialers, caller identification units and alpha numeric displays, low to medium speed PC modems and multiplexers (equipment which enables the simultaneous transmission of multiple channels of information over the same telephone line).

      Over the past several years the telecommunications/data communications market has grown at a rapid rate and the Company has devoted significant portions of its product development efforts toward introduction of new product families for applications in this combined market.

      During fiscal year 2002, however, the telecommunications industry was hit particularly hard by the economic downturn. While the Company did not lose any OEM customers, all of them experienced severe setbacks in revenue generation, employee resources and the execution of new designs/projects. A couple of telecommunications segments, however, did remain active: wireless and networking. There are emerging applications such as broadband wireless routers and wireless Ethernet devices that require cost-effective switching power supplies in the 12-32-watt range. The Company's latest offering of standard product has proven to be strong sellers because they meet the power requirements for many of the leading edge, high-tech designs.

      In fiscal 2002 approximately 18% of the Company's net sales were to OEMs of computers and computer peripherals such as digitizers, printers, plotters, portable terminals, point of sale scanners and optical character readers, LAN hardware and multimedia speakers for computer applications.

      Approximately 26% of net sales in fiscal 2002 were to OEMs of portable medical equipment such as infusion pumps, patient monitoring systems, apnea monitors, and portable terminals for patient history input diagnostics.

      The balance of approximately 20% of the Company's net sales in fiscal 2002 was to OEMs of various industrial equipment, including digital cameras, flat panel displays and mine safety devices, as well military/aerospace applications such as secure-line telephones.

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

(4)   SALES AND DISTRIBUTION

      The Company markets its products primarily in the U.S. and Canada through a network of 15 manufacturer representatives employing approximately 125 salespersons, each of whom represents, in addition to Ault's products, several different but complementary product lines of other manufacturers. The Company also sells through four national distributor organizations, which employ over 1,000 salespersons, and twelve regional distributors, which employ over 100 salespersons. The Company selects representatives based upon their industry knowledge as well as account expertise with products that are synergistic with the Company's products. Individual salespersons are trained, mentored and technically assisted by the Company's application engineers and other sales administration staff. Any reduction in the efforts of these manufacturer representatives or distributors could adversely affect the Company's business and operating results.

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

(5)   SAFETY AGENCY CERTIFICATION

      The power conversion system is potentially the most hazardous element in most electronic equipment because the power supply modifies standard power to a level appropriate for such equipment. Virtually all of the Company's customers require that the power conversion products supplied by the Company meet or exceed established international safety and quality standards, since many of the Company's products are used in conjunction with equipment that is distributed through the world. In response to these customer requirements, the vast majority of the Company's products are designed and manufactured in accordance with certification requirements of many safety agencies, including Underwriters Laboratories Incorporated
      (UL) in the United States; the Canadian Standards Association (CSA) in Canada; Technischer Uberwachungs-Verein (TUV) in Germany; the British Approval Board for Telecommunication (BABT) in the United Kingdom; the International Electrotechnical Committee (IEC), a European standards organization and (CE) a standard for the European Community. In addition, some of the Company's products have also received Japanese Ministry of International Trade and Industry (MITI) approval. For certain safety applications, the Company's products conform to FCC Class B requirements, which regulate the levels of electronic magnetic interference that may be emitted by electronic equipment. Unlike most of its competitors, the Company is a certified test laboratory for UL, CSA and TUV and is able to conduct most certification tests at its plant in Minneapolis. This procedure reduces the time required to obtain safety certifications.

(6)   INNOVATIVE TEAM APPROACH

      The Company uses a team-based organizational structure consisting of six teams. The Company's customer base is divided into five geographical regions with a specific Ault team assigned to manage the needs of customers in each region. A sixth team, Ault Express, manages the requirements of customers who have orders below minimum annual levels. Each team is headed by a coordinator selected by Ault's President. The teams consist of people from all areas of the business, including salespersons from manufacturer representative organizations and national distributors as well as the Company's own production personnel, engineers, technicians, administrative personnel and others. Guided by a written statement of corporate values, these teams are charged with responsibility for all aspects of the customer relationship, including sales, manufacturing, design engineering and other support functions with a view to achieving continuous improvements in customer service. The Company believes that its innovative implementation of this team-based organizational structure provides competitive advantages by increasing communication with customers as well as facilitating responsiveness to the needs of the Company's diverse worldwide customer base. In 1996, Ault received recognition for its innovative approach from the trade publication of the American Manufacturing Association.

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

      No single company dominates the overall external power conversion product market, and the Company's competitors vary depending upon the particular power conversion product category. The companies with which Ault competes most directly in each of its major product categories are: Leader Electronics, Inc. and Golden Pacific Electronics, Inc. for transformers; Dee Van Enterprise Co., Ltd. and Friwo EMC, Inc. for linear power supplies; Potrans Electrical Corp., Ltd. and Phihong Enterprise Co., Ltd. for switching power supplies; and Engineering Design Sales, Inc. and Xenotronics Company for battery chargers.

      The Company competes on the basis of the quality and performance of its products, the breadth of its product line, customer service, dependability in meeting delivery schedules, design engineering services, and price. The Company believes it is currently one of a small number of companies that design, manufacture and obtain certifying agency approvals for the full range of external power conversion devices, which OEMs consider in designing their electronic product.

      The Company provides a total solution approach to the OEM's entire external power conversion product needs through its commitment to reliable partnerships and its delivery of high quality products supported by solution-oriented design engineering. The presence of Ault Korea and Ault China and the arrangements with subcontract manufacturers in China and Thailand allow the Company to compete effectively when price is the primary consideration.

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

      The Company competes with a broad range of manufacturers in the DC/DC converter market. The industry is fragmented, with manufactures concentrating their sales and marketing on specific customer requirements in specific markets. The Company's primary competitors are Synqor, DI/DT, Ericsson, Artesyn, and Galaxy. In the past 12 months, all of the key players in the DC/DC market have introduced models in the isolated, high-efficiency quarter-brick and half-brick models. The largest single market segment for the sale of these high-efficiency models is the telecommunication industry and since this segment has suffered severely in the down economy, there has been little business generated for these products. To date, no single competitor dominates the DC/DC market in terms of market share.

      The estimated size of the mobile products market in North America is $50-$65 million. The major competitors, Targus, Lind and Mobility, specialize in this market segment. These three companies dominate the market with combined revenues of approximately $47 million. The rest of the market includes smaller companies with limited sales to a handful of key customers.


(8)   MANUFACTURING AND SOURCES OF SUPPLY

      The Company's manufacturing operations consist of assembly and integration of electronic components to meet product specifications and design requirements for a variety of power conversion applications. Manufacturing is currently conducted at the Company's facilities in Minneapolis, Minnesota; Seoul, South Korea; Xianghe, China; Shanghai, China and at four locations in China and Thailand using subcontract manufacturers. Ault typically manufactures prototypes and low volume products at its facility in Minneapolis, Minnesota.

      Electronic components and raw material used in the Company's products are generally available from a large number of suppliers, although from time to time shortages of particular items are experienced.

      Quality and reliability are emphasized in both the design and manufacture of the Company's products. This emphasis is reflected in the ISO 9001 certification of the Company's Minneapolis facility in 1991 and of its South Korea facility in 1998. The Company tests 100% of its finished products against its own and the customers' specifications, and then ships the products in custom-engineered protective packaging to minimize any damage during shipment.

      The Company has subcontract manufacturing arrangements with two business partners in Thailand and two in China. The Company does not have long-term commitments with its subcontractors and the subcontractors build product for the Company pursuant to individual purchase orders. The Company selects its subcontract manufacturers based upon their ability to manufacture high quality products, the sufficiency of their engineering capabilities to support products being manufactured; and their ability to meet required delivery times.

(9)   SIGNIFICANT CUSTOMERS: BACKLOG

      The Company sells its products to over 400 customers and it is the Company's objective to maintain a diversified customer base and to avoid, where practicable, dependence upon a single customer. In fiscal 2002, 2001, and 2000 no customers accounted for more than 10% of sales.

      The Company's order backlog at June 2, 2002 totaled $8,365,000 compared to $10,792,000 at June 3, 2001. The order backlog represents sales for approximately ten weeks and reflects the posture of many OEMs to limit their contractual commitments to the best lead-times of their suppliers. This requires the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products.

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

 (12) SEASONALITY

      In the past net sales of the Company have reflected a certain degree of seasonality. The Company's first quarter falls during the summer months and during the first quarter of fiscal 2000, the Company recorded levels of sales which were generally lower than sales that were recorded for the succeeding periods, although this pattern was not repeated in fiscal 2001 or fiscal 2002. Fiscal 2001 and fiscal 2002 did not have the typical lower sales in the first quarter due to the economic slowdown, which began in the fourth quarter of fiscal 2001. The Company attributes this seasonality to the buying patterns of its customers, the timing of industry trade shows where new products are introduced and to other factors. The Company believes that similar seasonality trends as experienced in fiscal 2000 are expected in the future.

(13)  EMPLOYEES

      As of July 31, 2002, the Company employed approximately 603 full-time employees at its facilities as follows:

                                     South
                                     Korea     China      US        Total

      Manufacturing                    90        299       32       421
      Engineering                      20         14        8        42
      Marketing                         7          8       13        28
      General and Administrative       20         49       43       112
                                      ---        ---      ---       ---

      Total                           137        370       96       603

      None of the Company's employees are represented by a labor organization and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are good.

(14)  EXECUTIVE OFFICERS OF THE REGISTRANT

      Certain information with respect to the executive officers of the Company is set forth:



      Name                 Age  Position                                                  Officer Since

      Frederick M. Green   59   President and Chief Executive Officer and Director        1980

      Donald L. Henry      46   Vice President, Treasurer, Chief Financial Officer and    1999
                                Assistant Secretary (Previously 11 years with Abbott
                                Laboratories, most recently: Controller Fermentation
                                Operations, Controller Corporate Plant engineering,
                                Financial Planning and Analysis Manager)

      Xiaodong Wang        44   Vice President - Asia Pacific (Previously 2 years with    2000
                                XD Company as CEO and President and 7 years with
                                Simplot Company most recently:  General Manager of
                                China Operations, International Project Manager)

      Gregory L. Harris    49   Vice President - Business Development                     1988



(15)  RISK FACTORS

      The following risk factors are relevant to an understanding of the business matters discussed herein:

      * THE ELECTRONIC EQUIPMENT MARKET IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY AND SHORTER PRODUCT LIFE CYCLES. The Company's future success will continue to depend upon its ability to enhance its current products and to develop new products that keep pace with technological developments and respond to changes in customer requirements. Any failure by the Company to respond adequately to technological changes and customer requirements or any significant delay in new product introductions could have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that new products to be developed by the Company will achieve market acceptance. See "Business-Design Engineering and Product Development."

      * PRICE COMPETITION IN THE MARKETS IN WHICH THE COMPANY COMPETES IS INTENSE, AND COULD RESULT IN A DECLINE IN GROSS MARGIN, WHICH IN TURN COULD ADVERSELY IMPACT THE COMPANY'S PROFITABILITY. The Company's financial results are subject to fluctuation due to various factors, including general business cycles in the Company's markets, the mix of products sold, the stage of each product in its life cycle and the rate and cost of development of new products. In addition, component and material costs, the timing of orders from and shipments of products to customers and deferral or cancellation of orders from major customers could adversely affect financial results.

      * THE COMPANY'S RELIANCE ON SUCH OUTSIDE CONTRACTORS REDUCES ITS CONTROL OVER QUALITY AND DELIVERY SCHEDULES. The Company currently depends on third parties located in foreign countries for a significant portion of the manufacture and assembly of certain of its products. While the Company takes an active role in overseeing quality control with its third party manufacturers, the failure by one or more of these subcontractors to deliver quality products or to deliver products in a timely manner could have a material adverse effect on the Company's operations. In addition, the Company's third-party manufacturing arrangements are short-term in nature and could be terminated with little or no notice. If this happened, the Company would be compelled to seek alternative sources to manufacture certain of its products. There can be no assurance that any such attempts by the Company would result in suitable arrangements with new third-party manufacturers. See "Manufacturing and Sources of Supply."

      * THE COMPANY'S SUCCESS DEPENDS IN PART UPON THE CONTINUED SERVICES OF MANY OF ITS HIGHLY SKILLED PERSONNEL INVOLVED IN MANAGEMENT, ENGINEERING AND SALES, AND UPON ITS ABILITY TO ATTRACT AND RETAIN ADDITIONAL HIGHLY QUALIFIED EMPLOYEES. The loss of service of any of these key personnel could have a material adverse effect on the Company. The Company does not have key-person life insurance on any of its employees. In addition, the Company's future success will depend on the ability of its officers and key employees to manage growth successfully and to attract, retain, motivate and effectively utilize the team approach to manage its employees. If the Company's management is unable to manage growth effectively, the Company's business and results of operations could be adversely affected.

      * WHILE WE ACTIVELY TRAIN AND TECHNICALLY ASSIST THE INDIVIDUAL SALES REPRESENTATIVES REPRESENTING OUR PRODUCTS, A REDUCTION IN THE SALES EFFORTS BY OUR CURRENT MANUFACTURER REPRESENTATIVES AND DISTRIBUTORS OR TERMINATION OF THEIR RELATIONSHIPS WITH US COULD ADVERSELY AFFECT OUR SALES AND OPERATING. The Company markets and sells our products primarily through independent manufacturer representatives and distributors that are not under our direct control. We employ a limited number of internal sales personnel.

      * TO SATISFY CUSTOMER DEMAND AND TO OBTAIN GREATER PURCHASING DISCOUNTS, WE CARRY INCREASED INVENTORY LEVELS OF CERTAIN PRODUCTS. Our financial results may be adversely affected when our inventory exceeds the demand for those products. Our gross margin can be adversely affected by increases in costs of raw materials. There can be no assurance that raw material cost increases or the cost of carrying increased finished goods inventory will not have a material adverse effect on our financial results.

      * A PROLONGED REDUCTION IN DEMAND FOR OUR PRODUCTS WILL CONTINUE TO IMPACT OUR FINANCIAL SUCCESS. In fiscal year 2002, our sales declined in large part due to a substantial downturn in sales to the telecommunications and data communications markets. A continuation of this weakness in the telecommunications and data communications markets may have the effect of further reducing our revenue.

      * INTEGRATION OF POWER GENERAL INTO OUR EXISTING BUSINESS QUICKLY AND AT REASONABLE COST WILL DETERMINE THE SUCCESS OF THE ACQUISITION THAT TOOK PLACE ON JULY 16, 2002. In connection with the integration of a new product line, we must adapt our facilities and assign qualified personnel to manufacture and market the new products, along with our existing products, on a competitive basis. We also must monitor and control costs of our expanding operations. We may not take the measures described above when necessary or we may not execute them properly or they may prove ineffective. If we are not able to successfully manage the integration of the Power General Assets into our existing business, our business and financial results will suffer.

      * CIVIL UNREST, LABOR DISRUPTIONS, OR ACTS OF AGGRESSION COULD IMPEDE OUR ABILITY TO OPERATE IN OUR FOREIGN LOCATIONS AND WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE BUSINESS AND CONSEQUENTLY, OUR OPERATING RESULTS. Manufacturing occurs at our facilities in South Korea and China and through manufacturing relationships in the People's Republic of China ("China") and Thailand. While this Pacific Rim manufacturing strategy enables us to compete worldwide against other suppliers of external power conversion products, it also involves risks. Our manufacturing operations in South Korea, China and Thailand have not been affected by labor disruptions, civil unrest or political instability, the risk of civil unrest and political instability is present in each of these countries.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Export sales by Ault's U.S. operations in fiscal year 2002 represented 20.4% of the Company's gross sales, most of which were to OEMs in Europe and Canada. All other revenues were derived from sales in the U.S. For other financial information about foreign and domestic operations and export sales including the amount of export sales for the last 3 years, refer to "Note 9 - Segment Information and Foreign Operations" under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 2.        PROPERTIES

The Company owns and occupies its headquarters and U.S. manufacturing facility in Brooklyn Park, a suburb of Minneapolis, Minnesota and is approximately 65,000 square feet in size.

Ault Korea Corporation owns and occupies a 54,000 square foot facility in Suwon City in the province of Kyungki-Do, Korea.

Ault China Corporation owns and occupies a 40,000 square foot facility in the Province of Xianghe in China. The land use rights expire in the year 2050.

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

                                    PART II.

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

(a)   Market Information

Ault common shares are traded on the NASDAQ market under the symbol AULT. The following table presents the range of closing bid prices for the Company's common stock on the NASDAQ Market for fiscal 2002 and 2001.


                                         Fiscal 2002                                            Fiscal 2001
                                         -----------                                            -----------
                                     $                        $                        $                        $
                  Quarter           High                     Low                      High                     Low

                    1st             6.110                    5.050                    7.375                    4.938
                    2nd             5.338                    3.500                    9.250                    6.125
                    3rd             4.700                    3.660                    7.906                    5.688
                    4th             5.050                    4.000                    6.500                    4.000

(b)   Holders

As of August 8, 2002 there were 290 shareholders of record for the Company's common stock. This number of record stockholders does not include beneficial owners of common stock whose shares are held of record by Depository Trust under the name CEDE & Co.

(c)   Dividends

Ault has not paid cash dividends on its common shares, and the present policy of its Board of Directors is to retain any earnings for use in the business. The Board of Directors does not anticipate paying cash dividends on its common shares in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL SUMMARY

(Amounts in Thousands, Except Per Share Data)


                                                                                  YEARS ENDED
                                                   June 2,           June 3,          May 28,         May 30,        May 31,
                                                    2002              2001            2000            1999           1998
                                                                       (1)            (2)
Net sales                                        $  41,032         $  85,692       $  67,913       $  52,013      $  42,002
Gross profit                                         7,944            18,657          16,236          14,018         10,761
Operating expenses                                  11,968            15,228          13,001          11,426          8,883

   Operating income (loss)                         (4,024)             3,429           3,235           2,592          1,878

Non operating income (expense)                       (234)               172           (311)             256             49

 Income (loss) before income taxes                 (4,258)             3,601           2,924           2,848          1,927

  Income taxes (benefit)                             (694)             1,355           1,061             860            609
  Cumulative effect of accounting
      change, net of tax                                                (50)
Net income (loss)                               $  (3,564)          $  2,196        $  1,863        $  1,988       $  1,318
Net income (loss) per share:
   Basic                                         $  (0.78)          $   0.49        $   0.42        $   0.47       $   0.32
   Diluted                                          (0.78)              0.47            0.40            0.45           0.31

Total assets                                     $  36,697         $  43,457       $  46,256       $  33,303      $  25,417
Property, plant and equipment net                $  12,442         $  12,576       $  10,537        $  6,808       $  4,479
Working capital                                     14,084            17,840          17,708          16,364         15,304
Long-term debt, less current maturities              2,754             3,035           3,657           1,187            414
Stockholders' equity                                24,753            28,129          25,805          23,442         19,628


(1) The 2001 results include a non-cash, pre-tax cumulative effect of accounting change related to the adoption of Staff Accounting Bulletin No. 101 of $77 expense ($50 after tax, or $0.01 per share).

(2) The 2000 results include a gain on the disposition of the Korean facility of $1,525.

      (3) ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that involve significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. We believe the accounting policies described below meet these characteristics. Our significant accounting policies are more fully described in the notes to the consolidated financial statements included in our annual report on Form 10-K.

INVENTORY VALUATION - Inventory is written down for estimated surplus and discontinued inventory items. The amount of the write-down is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, economic and political conditions, and other relevant facts and circumstances. Unexpected changes in the aforementioned factors would result in materially different amounts for this item.


LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company's working capital position at June 2, 2002, and at June 3, 2001:


                                             June 2,            June 3,
                                              2002                2001
                                     --------------    -------------------
                                            ($000)                 ($000)
Working capital                             14,084                 17,840
Cash and cash equivalents                    4,775                  3,723
Unutilized bank credit facilities            4,975                  4,767
Cash provided by operations                  3,559                  1,953

CURRENT WORKING CAPITAL POSITION

At June 2, 2002, the Company had current assets of $22,840,000 and current liabilities of $8,756,000 representing working capital of $14,084,000 and a current ratio of 2.6. This represents a decrease in working capital from $17,840,000 at June 3, 2001. The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has not committed to any capital expenditures as of June 2, 2002.

CASH AND INVESTMENTS: At June 2, 2002, the Company had cash and securities totaling $4,775,000, up from $3,723,000 at June 3, 2001. This increase in cash was principally due to cash flows generated from operations.

CREDIT FACILITIES: The Company maintains credit facilities with US Bank and with Korea Exchange Bank. See Note 3, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The credit arrangement with US Bank includes:

      (a) A revolving credit facility of $4.0 million, secured by company assets. At June 2, 2002, there were no borrowings against this facility.
      (b) At June 2, 2002, borrowings totaling $149,000 were outstanding on one term loan.

The South Korean credit facility is approximately $3.86 million of which borrowings at June 2, 2002 totaled $2,889,636.

CASH FLOWS FOR FISCAL 2002

OPERATIONS: Operations provided $3,559,000 of cash during fiscal 2002 due principally to the following activities:

      (a) The loss net of depreciation of $972,000, amortization of $100,000, inventory write off of $999,000, and bad debt reserve of $1,416,000, in total used cash of $77,000.
      (b) Decreases in trade receivables due to the decreased net sales provided $3,322,000 of cash.
      (c) Decreases in inventories net of obsolescence write-downs provided $3,227,000 of cash. The decreases are due to the decreased net sales.
      (d) Decreases in accrued expenses and accounts payable used $3,087,000 of cash from liabilities associated with purchases of material to support customer orders.

INVESTING ACTIVITIES: Investing activities used net cash of $839,000 mainly relating to the completion of the new manufacturing/office facility in Korea.

FINANCING ACTIVITIES: Financing activities used net cash of $1,674,000, comprised of:

      (a)   Payments of the Korean line of credit used $1,211,000 of cash.
      (b)   Payments of long-term debt used $585,000 of cash.
      (c)   Proceeds from stock options exercised provided $122,000 of cash.

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS: The effect of translating the Korean financial statements, which were prepared in Won, to U.S. dollars, increased cash by approximately $6,000 during the year. The effect of translating the Chinese financial statements, which were prepared in Yuan to U.S. dollars, had minimal effect on cash for the year.

SUMMARY: The Company's cash and working capital positions are sound and, together with its credit facilities, are adequate to support the Company's strategies for fiscal 2003.

CASH FLOWS FOR FISCAL 2001

OPERATIONS: Operations provided $1,953,000 of cash during fiscal 2001 due principally to the following activities:

      (a) Net income, depreciation, and amortization increased cash by $3,287,000.
      (b) Decreases in trade receivables mainly due to the decreased net sales in the fourth quarter of fiscal 2001 provided $3,523,000 of cash.
      (c) Decreases in inventories provided $818,000 of cash. The decreases are due to the decreased net sales in the fourth quarter of fiscal 2001.
      (d) Decreases in accrued expenses and accounts payable used $5,862,000 of cash from liabilities associated with purchases of material to support customer orders.

INVESTING ACTIVITIES: Investing activities used net cash of $2,607,000 relating principally to the construction of the new manufacturing/office facility in Korea.

FINANCING ACTIVITIES: Financing activities provided net cash of $2,033,000, comprised principally of borrowings in connection with the construction of the new manufacturing/office facility in Korea.

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS: The effect of translating the Korean financial statements, which were prepared in Won, to U.S. dollars, adversely affected cash by approximately $74,000 during the year. The effect of translating the Chinese financial statements, which were prepared in Yuan to U.S. dollars, had minimal effect on cash for the year.

RESULTS OF OPERATIONS
FISCAL YEAR ENDED JUNE 2, 2002

                                                                       Increase  /  (Decrease)
      $000                         Fiscal           Fiscal             --------------------------
                                   2002             2001               Amount        Percent
                                   ---------------- ------------------ ------------- ------------
      Net Sales                      $41,032          $85,692            $(44,660)       (52)%
      Operating Income (Loss)         (4,024)           3,429              (7,453)      (217)%


Net sales were $41,032,000 for fiscal 2002, down 52% from $85,692,000 for fiscal 2001. The decrease was due to significantly lower power supply shipments to major OEMs of telecommunication/data communication equipment of $40,071,000 and computer and computer peripheral equipment of $9,752,000 primarily due to the economic slowdown. The decrease was partially offset by an increase in shipments to the medical markets of $2,099,000, and the industrial markets of $3,064,000.

The gross margin for fiscal 2002 was 19.4%, compared to 21.8% for fiscal 2001. Margins were decreased primarily due to an inventory write down of $999,000 due to the identification of obsolete inventory caused by the continued economic slowdown.

Operating loss totaled $4,024,000 for fiscal 2002 compared to operating income of $3,429,000 for the same period in fiscal 2001. The decrease in operating income is primarily due to (1) decreased sales in fiscal year 2002 decreased operating income $9,736,000 (2) the inventory write down decreased the operating income by $999,000 (3) increased bad debt expense decreased operating income by $818,000 (4) the decreased sales decreased the commission expense of the Company and increased the operating income by $1,120,000 (5) the Company has been decreasing expenses and increasing efficiencies during fiscal 2002, which decreased the operating loss by $2,993,000.

The Company's order backlog at June 2, 2002 totaled $8,365,000 compared to $10,792,000 at June 3, 2001. While the backlog has dropped from the previous year, customers are reducing lead times for shipments; as a result the backlog is lower with a minimum expected impact on the revenue level. This requires the Company to place greater reliability on its ability to forecast customer needs and requirements for on-time shipment of products.

Nonoperating expense is $234,000 for fiscal 2002 compared to nonoperating income was $172,000 for the same period in fiscal 2001. The decrease in income is primarily from (1) the gain on the sale of securities in fiscal 2001 of $56,000, and (2) currency exchange rate gains by the Korean subsidiary of $400,000 less in fiscal 2002 as compared to fiscal 2001. The Company incurred interest expenses of $495,000 in fiscal 2002 and $537,000 in fiscal 2001. The decrease is due to the decrease in bank debt in Korea.

The effective tax rate was 16.3% for fiscal year 2002, 37.6% for fiscal year 2001, and 36.3% for fiscal year 2000. The effective income tax rate has changed in fiscal 2002 compared to fiscal 2001 due to the subsidiaries loss overseas creating a deferred asset with a full valuation offset due to the determination that currently the realization of the deferred tax asset is not more likely than not.

FISCAL YEAR ENDED JUNE 3, 2001

                                                                       Increase   /   (Decrease)
      $000                         Fiscal           Fiscal             --------------------------
                                   2001             2000               Amount        Percent
                                   ---------------- ------------------ ------------- ------------
      Net Sales                      $85,692          $67,913            $17,779       26%
      Operating Income                 3,429            3,235                194        6%


Net sales were $85,692,000 for fiscal 2001, up 26% from $67,913,000 for fiscal 2000. The growth was primarily due to significantly higher power supply shipments to major OEMs of high-speed ADSL modems of $9,817,000. The Company is also benefiting from growing business volumes with OEMs serving the medical equipment market of $3,714,000 and OEMs of PDAs of $4,651,000. The Company experienced lower sales in the fourth quarter of fiscal 2001 related to the economic slowdown.

The gross margin for fiscal 2001 was 21.8%, compared to 23.9% for fiscal 2000. The significant growth of Asian sales had an impact on gross margins. As an aggressive new undertaking, the Asian sales effort entails the normal array of pricing initiatives of $1,269,000. Margins were also affected by a growth in sales of lower-margin linear power supplies to ASDL customers of $490,000.

Operating income totaled $3,429,000 for fiscal 2001 and $3,235,000 for the same period in fiscal 2000 or 4.0% and 4.8% of net sales, respectively. Operating expense increased principally due to (1) fiscal 2000 expenses were reduced by a gain on the sale of the Korean facility by $1,500,000, (2) increased costs of Asian Group to manage the increased sales in the region of $500,000, (3) increased commissions paid to sales representatives on the increased sales of $560,000, (4) an increase in bad debt expense of $500,000 related to a customer-filing chapter 11, and (5) decrease in engineering expenses from the consolidation of the Maryland design center at the end of fiscal 2000 of $510,000. As a percent of sales, operating expenses decreased to 17.8% in fiscal 2001 from 19.1% in fiscal 2000. The decrease is due to the increase in sales while maintaining the operating expenses at the same level as fiscal 2000.


The Company's order backlog at June 3, 2001 totaled $10,792,000 compared to $17,877,000 at May 28, 2000.

Nonoperating income was $171,000 for fiscal 2001 and nonoperating expense was $311,000 for the same period in fiscal 2000. The increase in income was primarily from (1) the sale of securities available for sale in fiscal 2001 of $56,000 and (2) currency exchange rate gains by the Korean subsidiary of $500,000 in fiscal 2001. The Company incurred interest expenses of $537,000 in fiscal 2001 and $406,000 in fiscal 2000. The increase is due to the mortgage on the new facility in Minneapolis for the whole year in 2001 added $65,000 and the increase in bank debt in Korea added $60,000 of interest expense.

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

On July 16, 2002, the Company purchased a portion of the operating assets of the Power General division of Nidec America Corporation. The Power General division developed, manufactured, and sold high efficiency DC/DC converters and custom power supplies at various power levels up to 1200 watts under the Power General brand name. Pursuant to the Purchase Agreement, the Company paid the Seller $366,000 in cash and issued $2,074,000 face amount of the Company's newly-created Series B 7% Convertible Preferred Stock, no par value (the "Preferred Stock"). The Preferred Stock issued to the Seller is convertible into 488,000 shares of the Company's Common Stock. The Company has agreed to file a registration statement covering the shares of Common Stock issuable upon conversion of the Preferred Stock with the Securities and Exchange Commission. The Company will maintain Power General's engineering group in Massachusetts and move Power General's manufacturing operations and related functions to Ault's other facilities in North America and Asia.

INFORMATION ABOUT REVENUE BY GEOGRAPHY

Distribution of revenue from the U.S., from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

                                                  FISCAL YEAR ENDED
                                                 June 2,           June 3,
                                                    2002              2001
                                                  ($000)            ($000)
                                                 -------           -------

                  U.S.                           $27,693           $54,170
                  Canada                           1,041             2,690
                  Ireland                            632             4,351
                  Korea                            4,952             7,461
                  Belgium                            215             2,820
                  China                            2,686             5,971
                  Other Foreign                    3,813             8,229
                                                 -------           -------
                  Total                          $41,032           $85,692
                                                 =======           =======

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligation to pay for trade receivable invoices.

IMPACT OF FOREIGN OPERATIONS AND CURRENCY CHANGES

Products manufactured by the Korean subsidiary comprised a large portion of total sales. The Company will experience normal valuation changes as the Korean and Chinese currency fluctuates. The effect of translating the Korean and Chinese financial statements resulted in a net asset value increase of $14,000 during the year, the majority relating to the Korean currency fluctuations.

FORWARD LOOKING STATEMENTS

From time to time, in reports filed with the Securities and Exchange Commission
(SEC), in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future results of operations or business developments that are typically preceded by the words "believes," "expects," "anticipates," "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by original equipment manufacturers (OEMs) in the telecommunications, data communications, computer peripherals and the medical markets; buying patterns of the Company's existing and prospective customers; the impact of new products introduced by competitors; delays in new product introductions; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components; dependence on outside contractors; reliance on third party distribution; integration of the Power General assets; dependence on foreign operations; and other risks affecting the Company's target markets generally.

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

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. As a result, the Company changed the method of accounting for certain sales transactions. Historically, the Company recognized revenue upon shipment of products to certain international customers because, even though some products were shipped FOB destination, we used a common carrier and thus gave up substantially all the risks of ownership. Under the new accounting method adopted retroactive to May 29, 2000, the Company now recognizes revenue at the time risk of ownership passes. The cumulative effect of the change on prior years resulted in a charge to income of $50,000 (net of taxes of $27,000) for the year ended June 3, 2001. The pro forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactively to the prior period.

For the three months ended August 27, 2000, the Company recognized $234,000 in revenue that was included in the cumulative effect adjustment as of May 29, 2000. The effect of the revenue in the first quarter was to increase income by $50,000 (after reduction for income taxes of $27,000).

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS and No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. In fiscal 2002, 2001 and 2000 the amortization expense was $100,000 each year. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 142 is effective for the Company's fiscal year beginning June 3, 2002. The Company has determined that the adoption of these standards will not be material.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING TRANSACTIONS. SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS 144 on June 3, 2002. The Company is in the process of evaluating the impact SFAS 144 will have on its consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences foreign currency gains and losses, which are reflected in the financial statements, due to the strengthening and weakening of the U.S. dollar against currencies of the Company's foreign subsidiaries. The Company anticipates that it will continue to have exchange gains or losses in the future. The Company realized an exchange gain of $100,000 for fiscal 2002, $500,000 for fiscal 2001, and $21,000 for fiscal 2000.

As of June 2, 2002, the Company only had fixed rate debt outstanding. Thus, interest rate fluctuations would not impact interest expense or cash flows. If the Company were to undertake additional debt, interest rate changes could impact earnings and cash flows.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations and commercial commitments as of June 2, 2002 (in thousands):

                                                Payments due by Period

                                   Total       Less than 1 year       1-3 years           4-5 years        After 5 years
Contractual Obligations:
Long-term debt                         $3,035               $282                $441               $343              $1,969
Operating leases                          119                 77                  37                  5
    Total contractual
    obligations                        $3,154               $359                $478               $348              $1,969



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(a) Financial Statements
         Index to Consolidated Financial Statements

                                                                                                                   Page

         *            Independent Auditors' Report                                                                   23

         *            Consolidated Balance Sheets, June 2, 2002 and June 3, 2001.                                    24

         *            Consolidated Statements of Operations for the Years Ended
                      June 2, 2002, June 3, 2001, and May 28, 2000.                                                  26

         *            Consolidated Statements of Stockholders' Equity for the Years Ended                            27
                      June 2, 2002, June 3, 2001, and May 28, 2000.

         *            Consolidated Statements of Cash Flows for the Years Ended                                      28
                      June 2, 2002, June 3, 2001, and May 28, 2000.

         *            Notes to Consolidated Financial Statements                                                     29

(b) Supplemental Financial Information

         *           Quarterly Financial Data                                                                        41



                          INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Ault Incorporated and Subsidiaries
Minneapolis, Minnesota


We have audited the accompanying consolidated balance sheets of Ault Incorporated and Subsidiaries (the Company) as of June 2, 2002, and June 3, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 2, 2002. Our audits also included the financial statement schedule listed in the index as
Item 14.(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ault Incorporated and Subsidiaries as of June 2, 2002, and June 3, 2001 and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Minneapolis, Minnesota
July 12, 2002 (July 16, 2002 as to Note 11)

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 2, 2002 AND JUNE 3, 2001


-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                              JUNE 2,               JUNE 3,
                                                                                      2002                  2001
CURRENT ASSETS:
   Cash and cash equivalents                                                     $     4,775,190    $     3,723,381
   Trade receivables, less allowance for doubtful accounts of
     $320,000 in 2002; $676,000 in 2001 (Note 10)                                      7,012,451         12,360,828
   Inventories (Note 2)                                                                8,501,505         12,422,880
   Prepaid and other expenses                                                          2,299,333            746,599
   Deferred tax asset (Note 4)                                                           251,800            364,000
                                                                                 ---------------    ---------------
         Total current assets                                                         22,840,279         29,617,688

OTHER ASSETS:
   Intangibles, less accumulated amortization of $351,000 in 2002;
     $251,000 in 2001                                                                  1,153,153          1,253,427
   Other                                                                                 261,309              9,792
                                                                                 ---------------    ---------------
                                                                                       1,414,462          1,263,219

PROPERTY, PLANT & EQUIPMENT:
   Land                                                                                1,704,285          1,674,555
   Building and leasehold improvements                                                 7,780,394          5,553,970
   Machinery and equipment                                                             7,586,102          7,517,079
   Office furniture and equipment                                                      1,479,416          1,432,868
   Data processing equipment                                                           2,234,154          2,215,101
   Construction in progress                                                                               1,533,252
                                                                                 ---------------    ---------------
                                                                                      20,784,351         19,926,825

   Less accumulated depreciation                                                       8,342,105          7,351,053
                                                                                 ---------------    ---------------
                                                                                     12,442,246          12,575,772
                                                                                 ---------------    ---------------
                                                                                 $   36,696,987      $   43,456,679
                                                                                 ===============    ===============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 2, 2002 AND JUNE 3, 2001

------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                            JUNE 2,                JUNE 3,
                                                                                  2002                   2001
 CURRENT LIABILITIES:
   Note payable to bank (Note 3)                                              $      2,889,636    $     4,003,087
   Current maturities of long-term debt                                                281,507            617,101
   Accounts payable                                                                  4,717,356          5,285,355
   Accrued compensation                                                                434,799            467,294
   Accrued commissions                                                                 285,578            708,360
   Other                                                                               147,864            368,214
   Income tax payable                                                                                     328,135
                                                                              ----------------    ---------------
         Total current liabilities                                                   8,756,740         11,777,546

 LONG-TERM DEBT, less current maturities (Note 3)                                    2,753,747          3,035,253
 DEFERRED TAX LIABILITY(Note 4)                                                        273,639            213,000
 RETIREMENT AND SEVERANCE BENEFITS (Note 1)                                            160,129            301,819


 COMMITMENTS AND CONTINGENCIES (Note 8)


 STOCKHOLDERS' EQUITY (Notes 5, 6, and 7):
   Preferred stock, no par value; authorized 1,000,000 shares;
     none issued
   Common stock, no par value; authorized 10,000,000 shares;
     issued and outstanding 4,563,610 shares in 2002;
     4,528,522 shares in 2001                                                       20,857,629         20,683,920
   Notes receivable arising from the sale of common stock                             (100,000)          (100,000)
   Accumulated other comprehensive loss                                               (921,572)          (935,260)
   Retained earnings                                                                 4,916,675          8,480,401
                                                                              ----------------    ----------------
                                                                                    24,752,732         28,129,061
                                                                              ----------------    ---------------
                                                                              $     36,696,987    $    43,456,679
                                                                              ================    ===============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 2, 2002, JUNE 3, 2001, AND MAY 28, 2000


-------------------------------------------------------------------------------------------------------------------
                                                                     JUNE 2,           JUNE 3,           MAY 28,
                                                                        2002              2001              2000

NET SALES                                                        $    41,031,854   $   85,691,580   $    67,912,725

COST OF GOODS SOLD                                                    33,087,745       67,034,317        51,676,426
                                                                 ---------------   --------------   ---------------
       Gross profit                                                    7,944,109       18,657,263        16,236,299

OPERATING EXPENSES (INCOME):
   Marketing                                                           3,548,104        6,016,358         5,450,546
   Design engineering                                                  2,393,899        2,881,898         3,583,088
   General and administrative                                          6,025,791        6,329,300         5,492,362
   Gain on sale of facility                                                                              (1,524,879)
                                                                 ---------------   --------------   ----------------
                                                                      11,967,794       15,227,556        13,001,117
                                                                 ---------------   --------------   ---------------

OPERATING INCOME (LOSS)                                               (4,023,685)       3,429,707         3,235,182

NONOPERATING INCOME (EXPENSE):
   Interest expense                                                     (495,356)        (536,890)         (405,936)
   Interest income                                                        93,482          162,126           100,981
   Other                                                                 167,707          546,432            (6,027)
                                                                 ---------------   --------------   ----------------
                                                                        (234,167)         171,668          (310,982)
                                                                 ----------------  --------------   ----------------

INCOME (LOSS) BEFORE INCOME TAXES                                     (4,257,852)       3,601,375         2,924,200

INCOME TAXES (BENEFIT) (Note 4)                                         (694,126)       1,355,191         1,060,644
                                                                 ----------------  --------------   ---------------
NET INCOME (LOSS) BEFORE ACCOUNTING CHANGE                            (3,563,726)       2,246,184         1,863,556

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
   NET OF TAX                                                                             (49,995)
                                                                 ---------------   ---------------  ---------------


NET INCOME (LOSS)                                                $    (3,563,726)  $    2,196,189   $     1,863,556
                                                                 ===============   ==============   ===============

EARNINGS (LOSS) PER SHARE (Note 1):
   Basic:
     Net income (loss) before accounting change                  $        (0.78)   $         0.50   $          0.42
     Cumulative effect of accounting change                                                 (0.01)
                                                                 ---------------   ---------------  ---------------
     Basic earnings (loss) per share                             $        (0.78)   $         0.49   $          0.42
                                                                 ===============   ==============   ===============
   Diluted:
     Net income (loss) before accounting change                  $        (0.78)   $         0.48   $          0.40
     Cumulative effect of accounting change                                                 (0.01)
                                                                 ---------------   ---------------  ---------------
     Diluted earnings (loss) per share                           $        (0.78)   $         0.47   $          0.40
                                                                 ===============   ==============   ===============

Proforma amounts assuming the accounting change is applied retroactively
   (thousands except per-share amounts)
   Income (loss)                                                 $       (3,564)   $        2,196   $         2,038
   Net income (loss) per common share:
     Basic                                                                (0.78)             0.49              0.46
     Diluted                                                              (0.78)             0.47              0.44
   Weighted average common shares outstanding:
     Basic                                                                4,541             4,493             4,391
     Diluted                                                              4,541             4,691             4,662



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 2, 2002, JUNE 3, 2001, AND MAY 28, 2000

--------------------------------------------------------------------------------------------------------------------
                                                                    NOTES                  ACCUMULATED
                                                                 RECEIVABLE                   OTHER
                                                                  FROM SALE               COMPREHENSIVE    TOTAL
                                            COMMON STOCK          OF COMMON    RETAINED      INCOME    STOCKHOLDERS'
                                       -----------------------
                                         SHARES       AMOUNT        STOCK      EARNINGS      (LOSS)       EQUITY
BALANCE AT MAY 30, 1999                 4,372,789  $19,827,000  $ (145,000)  $ 4,359,317  $ (599,337)  $ 23,441,980

Comprehensive income:
   Net income                                                                  1,863,556                  1,863,556
   Net change in foreign currency
     translation adjustment                                                                   51,263         51,263
                                                                                                       ------------
       Total comprehensive income                                                                         1,914,819
                                                                                                       ------------
Issuance of 66,143 shares of common
   stock in accordance with
   stock purchase plan and stock
   option plan (Notes 5 and 6)             66,143      324,168                                              324,168
 Income tax benefit from stock options
   exercised                                            86,000                                               86,000
Stock grants                                6,500       38,315                                               38,315
                                       ----------  -----------  ----------   -----------  ----------   ------------

BALANCE AT MAY 28, 2000                 4,445,432   20,275,483    (145,000)    6,222,873    (548,074)    25,805,282

Comprehensive income:
   Net income                                                                  2,196,189                  2,196,189
   Net change in foreign currency
     translation adjustment                                                                 (387,186)      (387,186)
                                                                                                       -------------
       Total comprehensive income                                                                         1,809,003
Issuance of 90,945 shares of common
   stock in accordance with
   stock purchase plan and
   stock option plan (Notes 5 and 6)       90,945      285,230                                              285,230
Adjust retained earnings for the change in
   subsidiary fiscal year end                                                     61,339                     61,339
7,855 shares of common stock acquired and
   retired for payment of receivables      (7,855)     (57,927)     45,000                                  (12,927)
Income tax benefit from stock options
   exercised                                           131,000                                              131,000
Stock compensation                                      50,134                                               50,134
                                       ----------  -----------  ----------   -----------  ----------   ------------

BALANCE AT JUNE 3, 2001                 4,528,522   20,683,920    (100,000)    8,480,401    (935,260)    28,129,061

Comprehensive loss:
   Net loss                                                                   (3,563,726)                (3,563,726)
   Net change in foreign currency
     translation adjustment                                                                   13,688         13,688
                                                                                                       ------------
       Total comprehensive loss                                                                          (3,550,038)
Issuance of 35,088 shares of common
   stock in accordance with
   stock purchase plan and
   stock option plan (Notes 5 and 6)       35,088      121,981                                              121,981
Income tax benefit from stock options
   exercised                                            51,728                                               51,728
                                       ----------  -----------  ----------   -----------  ----------   ------------

BALANCE AT JUNE 2, 2002                 4,563,610  $20,857,629  $ (100,000)  $ 4,916,675  $ (921,572)  $ 24,752,732
                                       ==========  ===========  ==========   ===========  ==========   ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 2, 2002, JUNE 3, 2001, AND MAY 28, 2000


-------------------------------------------------------------------------------------------------------------------
                                                                           JUNE 2,       JUNE 3,         MAY 28,
                                                                             2002          2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $  (3,563,726)  $  2,196,189    $  1,863,556
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
     Depreciation                                                            972,230        991,031         752,535
     Amortization                                                            100,274        100,275         136,580
     Allowance for doubtful accounts                                       1,416,000        598,000          54,000
     Adjustment related to change in subsidiary year-end                                     61,339
     Stock compensation                                                                      50,134          38,315
     Gain on disposal of property and equipment                                                          (1,608,423)
     Realized gain from the sale of securities available for sale                           (56,060)
     Deferred taxes                                                          172,283        132,000          87,000
     Change in assets and liabilities, net of effect of acquisition:
       (Increase) decrease in:
         Trade receivables                                                 3,321,769      2,924,698      (5,486,082)
         Inventories                                                       4,226,425        817,715      (5,209,964)
         Prepaid and other expenses                                       (1,061,044)       (40,167)       (280,932)
       Increase (decrease) in:
         Accounts payable                                                   (795,834)    (6,127,775)      6,205,437
         Accrued expenses                                                   (864,905)       261,680         364,336
         Income tax payable                                                 (364,895)        43,850         657,489
                                                                       --------------  ------------    ------------
           Net cash provided by (used in) operating activities             3,558,577      1,952,909      (2,426,153)
                                                                       -------------   ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (838,703)    (3,161,004)     (5,593,031)
   Proceeds from disposition of property and equipment                                                    2,719,870
   Decrease other assets                                                                                     85,855
   Proceeds from the sale of securities                                                     553,521         352,453
                                                                       -------------   ------------    ------------
           Net cash used in investing activities                            (838,703)    (2,607,483)     (2,434,853)
                                                                       --------------  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) on revolving credit agreement                (1,211,131)     2,511,318         731,144
   Proceeds from long-term borrowings                                                                     3,305,467
   Proceeds from issuance of common stock                                    121,981        227,303         324,168
   Payments received from notes receivable arising from sale of
     common stock                                                                            45,000
   Principal payments on long-term borrowings                               (584,905)      (750,826)       (435,642)
                                                                       --------------  ------------    ------------
           Net cash provided by (used in) financing activities            (1,674,055)     2,032,795       3,925,137
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
CHANGES ON CASH                                                                5,990        (73,511)         51,263
                                                                       -------------   -------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,051,809      1,304,710        (884,606)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             3,723,381      2,418,671       3,303,277
                                                                       -------------   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $   4,775,190   $  3,723,381    $  2,418,671
                                                                       =============   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
   Interest (Net of Capitalized interest of
        $55,010 in 2001, $144,930 in 2000)                             $     495,356   $    536,890    $    386,488
     Taxes                                                                   171,819      1,446,117         433,000


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 2, 2002 AND JUNE 3, 2001
--------------------------------------------------------------------------------
1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF BUSINESS - The Company and its subsidiaries operate in one business segment which includes the design, manufacturing, and marketing of power conversion products, principally to original equipment manufacturers of data communications equipment, microcomputers and related peripherals, telecommunications equipment, and portable medical equipment. Sales are to customers worldwide, and credit is granted based upon the credit policies of the Company.

        A summary of the Company's significant accounting policies follows:

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Ault Incorporated, its wholly owned subsidiaries, Ault Shanghai, Ault Xianghe Co. Ltd, and Ault Korea Corporation. All significant intercompany transactions have been eliminated. The foreign currency translation adjustment represents the translation into United States dollars of the Company's investment in the net assets of its foreign subsidiary in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52.

        CHANGE IN FISCAL YEAR - Effective May 29, 2000 the Company changed its fiscal year-end for its Korean subsidiary from May 31 to April 30 and consolidates the subsidiary for financial reporting purposes on a one-month lag basis. This change was done to facilitate timely and accurate consolidation and in order to meet financial reporting deadlines of the Company. The results of operations for the subsidiary for May 2000 ($61,000 net loss) was included in the consolidated results of operations for the first quarter of fiscal 2001. Retained earnings was adjusted during the first quarter of fiscal 2001 to eliminate the subsidiary net loss for May 2000, which was included in operations for the year ended May 28, 2000. The effect of the change in year-end for future periods is expected to be insignificant.

        FISCAL YEAR - The Company operates on a 52 to 53-week fiscal year. The fiscal years for the financial statements presented end on June 2, 2002, June 3, 2001, and May 28, 2000. The years ending June 2, 2002 and May 28, 2000 contains 52 weeks while the year ending June 3, 2001 contains 53 weeks.

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

        AVAILABLE-FOR-SALE INVESTMENTS - Investments were classified as available-for-sale securities and consisted primarily of preferred stock, including securities that may be sold in response to changes in market interest, needs for liquidity, or changes in the availability or yield of alternative investments. These securities were carried at fair market value prior to their sale in fiscal 2001.

        INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market.

        INTANGIBLES - Intangibles consist of goodwill, which is being amortized using the straight-line method over its economic useful life, which has been estimated to be 15 years.

        DEPRECIATION - Depreciation is based on the estimated useful lives of the individual assets. The methods and estimated useful lives are as follows:

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 2, 2002 AND JUNE 3, 2001
--------------------------------------------------------------------------------


                                          Method                                            Years
        Building                        Straight-line                                        36
        Machinery and equipment         Straight-line                                      3-10
        Office furniture and equipment  Straight-line                                      5-15
        Data processing equipment       Double declining balance and straight-line          3-5
        Leasehold Improvement           Straight-line                                Lease term


        FINANCIAL INSTRUMENTS - The fair value of the long-term debt is estimated based on the use of discounted cash flow analysis using interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. Management estimates the carrying value of the long-term debt approximates fair value. All other financial instruments approximate fair value because of the short-term nature of these instruments.

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

        REVENUE RECOGNITION - The Company recognizes revenue for all domestic shipments at the shipping point. The terms for the domestic shipments are FOB shipping point. For international shipments the Company recognizes revenue at the time risk of ownership passes. All of the Company's product held by distributors are stocked for OEM's and are non-cancelable, non-returnable. Payment from distributors are no different than other customers, 0.5% 10 net 30.

        FREIGHT BILLING/EXPENSE - Customer billings for freight are included in sales, and the freight costs are included in costs of sales in accordance with Emerging Issues Task Force No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS (EITF 00-10).

        DESIGN ENGINEERING - Design engineering costs are those incurred for research, design, and development of new products and redesign of existing products. These costs are expensed as incurred.

        ADVERTISING EXPENSE - The Company expenses advertising costs as incurred. Advertising expenses of approximately $45,000, $106,000, and $171,000 were charged to operations during the periods ended June 2, 2002, June 3, 2001, and May 28, 2000, respectively.

        SALE OF KOREAN FACILITY - The Company's facility in Korea was expropriated by the government for the construction of a provincial road. In the fourth quarter of the year ended May 28, 2000, the Company received expropriation proceeds and recognized a gain on the disposition of $1,524,879. The Company moved into a new facility during June 2001.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 2, 2002 AND JUNE 3, 2001
--------------------------------------------------------------------------------

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

        LONG-LIVED ASSETS - In accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future undiscounted cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

        EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period adjusted by common share equivalents related to stock options, warrants, and the employee stock purchase plan. Options to purchase 978,926, 299,527, and 196,812 shares of common stock were outstanding during the fiscal years ended June 2, 2002, June 3, 2001, and May 28, 2000, respectively, but were excluded from the computation of common stock equivalents because they were anti-dilutive.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 2, 2002 AND JUNE 3, 2001
--------------------------------------------------------------------------------
      The following table reflects the calculation of basic and diluted earnings per share:

                                                                       JUNE 2,         JUNE 3,        MAY 28,
                                                                         2002             2001           2000
        Numerator -
         Income (loss)                                               $ (3,563,726)   $   2,196,189   $    1,863,556
                                                                     -------------   -------------   --------------
        Denominator:
         Basic - weighted-average shares outstanding                     4,541,322       4,493,120        4,391,333
         Effect of dilutive shares:
           Stock options outstanding and employee stock purchase
             plan                                                                          198,170          270,887
                                                                     -------------   -------------   --------------
         Diluted - weighted-average shares outstanding                   4,541,322       4,691,290        4,662,220
                                                                     -------------   -------------   --------------

        Basic earnings (loss) per share                              $      (0.78)   $        0.49   $         0.42
                                                                     =============   =============   ==============

        Diluted earnings (loss) per share                            $      (0.78)   $        0.47   $         0.40
                                                                     =============   =============   ==============

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

      COMPREHENSIVE INCOME - The Company's fiscal 2002 comprehensive income consists of net income and foreign currency translation adjustments.

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

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. As a result, the Company changed the method of accounting for certain sales transactions. Historically, the Company recognized revenue upon shipment of products to certain international customers because, even though some products were shipped FOB destination, we used a common carrier and thus gave up substantially all the risks of ownership. Under the new accounting method adopted retroactive to May 29, 2000, the Company now recognizes revenue at the time risk of ownership passes. The cumulative effect of the change on prior years resulted in a minor non-cash charge to income of $50,000 (net of taxes of $27,000) for the year ended June 3, 2001. The pro forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactively to the prior period.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 2, 2002 AND JUNE 3, 2001
--------------------------------------------------------------------------------

        For the three months ended August 27, 2000, the Company recognized $234,000 in revenue that was included in the cumulative effect adjustment as of May 29, 2000. The effect of the revenue in the first quarter was to increase income by $50,000 (after reduction for income taxes of $27,000).

        In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS and No. 142 GOODWILL AND OTHER INTANGIBLE Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. In fiscal 2002, 2001 and 2000 the amortization expense was $100,000 each year. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 142 is effective for the Company's fiscal year beginning June 3, 2002. The Company has determined that the adoption of these standards will not be material.

        In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING TRANSACTIONS. SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS 144 on June 3, 2002. The Company is in the process of evaluating the impact SFAS 144 will have on its consolidated financial statements.


2.      INVENTORIES

        The components of inventory at June 2, 2002 and June 3, 2001 are as follows:
                                              JUNE 2,           JUNE 3,
                                                 2002              2001

        Raw materials                       $    4,608,937    $    6,583,676
        Work-in-process                            788,456           550,118
        Finished goods                           3,104,112         5,289,086
                                            --------------    --------------
                                            $    8,501,505    $   12,422,880
                                            ==============    ==============


3.      FINANCING ARRANGEMENT AND LONG-TERM DEBT

        FINANCING ARRANGEMENT - The Company has a financing agreement, which includes a $4,000,000 revolving line-of-credit agreement through February 28, 2003. Interest on advances is at the bank's reference rate plus 2.8 percent, 7.55 percent and 6.5 percent at June 2, 2002 and June 3, 2001 respectively. All advances are due on demand and are secured by all assets of the Company. There were no advances outstanding on the revolving line of credit at June 2, 2002 or June 3, 2001. Also, the Company's Korean subsidiary maintains an unsecured $3,864,000 credit facility agreement to cover bank overdrafts, short-term financing, and export financing at a rate of 6.25 percent on June 2, 2002 and June 3, 2001. Advances outstanding relating to the Korean facility were $2,889,636 and $4,003,087 at June 2, 2002 and June 3, 2001,
        respectively.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 2, 2002 AND JUNE 3, 2001
--------------------------------------------------------------------------------

LONG-TERM DEBT -

                                                                                      JUNE 2,           JUNE 3,
                                                                                         2002              2001
        7.2% term loan, due in monthly installments of $7,978, including
         interest to December 2003, secured by equipment                                   148,676          230,482
        7.94% term loan, due in monthly installments of $6,144, including
         interest to September 2004, secured by furniture                                  151,466          210,598
        8.05% term loan, due in monthly installments of $28,756, including interest to February 2015, secured by the Company's headquarter
         building in Minneapolis                                                         2,735,112        2,854,729
        Other, paid in 2002                                                                      -          356,545
                                                                                     -------------   --------------
           Total                                                                         3,035,254        3,652,354

        Less current maturities                                                            281,507          617,101
                                                                                     -------------   --------------
                                                                                     $   2,753,747   $    3,035,253
                                                                                     =============   ==============

        Maturities of long-term debt for years subsequent to June 2, 2002 are as follows:


        2003                                                                                         $      281,507
        2004                                                                                                270,413
        2005                                                                                                170,442
        2006                                                                                                164,882
        2007                                                                                                178,656
        Thereafter                                                                                        1,969,354
                                                                                                     --------------
                                                                                                     $    3,035,254

4.      INCOME TAXES

        Pretax income (loss) for domestic and foreign operations was as follows:


                                                                    JUNE 2,          JUNE 3,           MAY 28,
                                                                       2002             2001              2000
        Domestic                                                 $    (2,654,385)  $   3,890,363     $    1,235,890
        Foreign                                                       (1,603,467)       (288,988)         1,688,310
                                                                 ----------------  --------------    --------------
        Total                                                    $    (4,257,852)  $   3,601,375     $    2,924,200
                                                                 ================  =============     ==============

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 2, 2002 AND JUNE 3, 2001
--------------------------------------------------------------------------------
        The components of the provision (benefit) for income taxes are as follows:

                                                                          JUNE 2,          JUNE 3,         MAY 28,
                                                                             2002             2001            2000
        Current:
         Domestic                                                      $    (952,026)  $  1,031,191    $    407,644
         Foreign                                                             125,000                        537,000
         State                                                               (18,600)       192,000          29,000
        Deferred                                                             151,500        132,000          87,000
                                                                       -------------   ------------    ------------
                                                                       $    (694,126)  $  1,355,191    $  1,060,644
                                                                       ==============  ============    ============

        The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the fiscal years ended June 2, 2002, June 3, 2001, and May 28, 2000, due to the following:

                                                                          JUNE 2,          JUNE 3,         MAY 28,
                                                                             2002             2001            2000
        Computed expected tax provision                                $  (1,405,060)  $  1,224,000    $  1,049,000
        Increase (decrease) in income taxes resulting from:
         Nondeductible expenses                                               10,087         11,000          15,000
         State income taxes, net of federal benefit                          (31,360)        85,000          93,000
         Foreign taxes                                                       125,000       (180,000)        (37,000)
        Current year R&D tax credits:
         Domestic                                                             84,000        (10,000)       (117,000)
         State
        Change in valuation allowance                                        502,207        180,000
        Other                                                                 21,000         45,191          57,644
                                                                       -------------   ------------    ------------
                                                                       $    (694,126)  $  1,355,191    $  1,060,644
                                                                       ==============  ============    ============

        Net deferred taxes consist of the following components:

                                                                                         JUNE 2,        JUNE 3,
                                                                                            2002           2001
        Deferred tax assets:
         Allowance for doubtful accounts                                               $     95,000    $    233,000
         Future income tax benefit from stock options exercised                                              52,000
         Accrued vacation                                                                    53,000          45,000
         Accrued warranty                                                                    42,000          50,000
         Equipment and leasehold improvements                                              (264,000)       (265,000)
         Tax credit carryforwards and other                                                 (37,000)         31,000
           Foreign deferred tax asset                                                       682,000         180,000
           Foreign valuation allowance                                                     (682,000)       (180,000)
         State NOL carryforwards                                                             88,000
         Unicap adjustment                                                                    1,000           5,000
                                                                                       ------------    ------------
                                                                                       $    (22,000)   $    151,000
                                                                                       =============   ============


AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 2, 2002 AND JUNE 3, 2001
--------------------------------------------------------------------------------
        The components giving rise to the net deferred tax asset described above have been included in the consolidated balance sheet:
                                                    JUNE 2,           JUNE 3,
                                                       2002              2001

        Current assets                            $    252,000    $    364,000
        Noncurrent liabilities                        (274,000)       (213,000)

        The Company has assessed its past earnings history and trends, budgeted sales, and expiration of dates of carryforwards and has determined that it is more likely than not that its net deferred tax assets will be realized.

5.      EMPLOYEE BENEFIT PLANS

        401(K) EMPLOYER MATCH PLAN - The Company has a 401(K) plan covering substantially all U.S. employees. The Company is required to match 25% of the employees' first 6% of contributions and may make additional contributions to the plan to the extent authorized by the Board of Directors. The contribution amounts charged to operating expenses in the fiscal years ended June 2, 2002, June 3, 2001, and May 28, 2000 approximated $72,000, $67,000, and $63,000, respectively.

        STOCK PURCHASE PLAN - On March 10, 1996, the Company established a stock purchase plan in which up to 100,000 shares of common stock may be purchased by employees. The purchase price is equal to the lesser of 85% of the fair market value of the shares on the date the phase commences or 85% of the fair market value of the shares on the termination date of the phase. Each phase is one year from the commencement date of a phase. There were 13,588, 15,740, and 11,359 shares purchased under this plan during the fiscal year ended June 2, 2002, June 3, 2001, and May 28, 2000, respectively.

6.      STOCK OPTION PLAN

        The Company's 1986 and 1996 stock option plan has reserved 600,000 and 1,050,000 common shares, respectively, for issuance under qualified and nonqualified stock options for its key employees and directors. Option prices are the market value of the stock at the time the option was granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

        The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for the stock option plan, as all options were issued with exercised prices at or above fair value. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001, and 2000 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 2, 2002 AND JUNE 3, 2001
--------------------------------------------------------------------------------

                                                                     JUNE 2,         JUNE 3,           MAY 28,
                                                                        2002            2001              2000
        Net income (loss), as reported                             $  (3,563,726)   $   2,196,189    $    1,863,556
        Net income (loss), pro forma                                  (4,237,331)       1,709,021         1,212,179
        Net income (loss), per share, basic, as reported                   (0.78)            0.49              0.42
        Net income (loss), per share, diluted, as reported                 (0.78)            0.47              0.40
        Net income (loss), per share, basic, pro forma                     (0.93)            0.38              0.28
        Net income (loss), per share, diluted, pro forma                   (0.93)            0.36              0.26

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000:

                                                                       JUNE 2,        JUNE 3,             MAY 28,
                                                                         2002            2001                2000
        Expected dividend yields                                      $      -        $       -          $      -
        Expected stock price volatility                                 59.38%           76.58%             81.20%
        Risk-free interest rate                                          4.81%            6.63%              6.85%
        Expected life of options                                         7.74 years       7.41 years         7.81 years

        Additional information relating to all outstanding options as of June 2, 2002, June 3, 2001, and May 28, 2000 is as follows:

                                                  JUNE 2,                  JUNE 3,                   MAY 28,
                                                     2002                     2001                     2000
                                                        Weighted-                 Weighted                 Weighted
                                                         Average                   Average                  Average
                                                        Exercise                  Exercise                 Exercise
                                              Shares      Price        Shares       Price       Shares       Price
        Options outstanding at
                beginning of year             867,676   $  5.71          832,964  $   5.22       675,250   $  5.14
        Options exercised                     (21,500)     3.23          (83,463)     3.20       (54,786)     4.38
        Options expired                       (26,250)     7.15          (32,825)     5.69        (5,000)     7.75
        Options granted                       159,000      5.57          151,000      7.02       217,500      5.45
                                            ---------                 ----------               ---------
        Options outstanding at end of year    978,926   $  5.70          867,676   $  5.71       832,964   $  5.22
                                            =========   =======       ==========   =======     =========   =======


        Options exercisable at end of year    782,926   $  5.60          641,027   $  5.69       515,789   $  5.28
                                            =========   =======       ==========   =======     =========   =======


        Weighted-average fair value of
         options granted during the year                $  3.81                    $  5.52                 $  4.84


AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 2, 2002 AND JUNE 3, 2001
--------------------------------------------------------------------------------
         The following table summarizes information about stock options outstanding at June 2, 2002:

                                                            Options Outstanding           Options Exercisable
                                                       --------------------------      -------------------------
                                                         Weighted-
                                         Number           Average       Weighted-         Number       Weighted-
          Range of                     Outstanding       Remaining       Average        Exercisable     Average
          Exercise                     at June 2,       Contractual     Exercise        at June 2,     Exercise
           Prices                         2002         Life (Years)       Price            2002          Price

        $0.00     - $ 1.63                 25,000             2.3       $    1.16           24,000     $   1.20
         1.64     -   2.75                 59,500             2.5            2.35           59,500         2.35
         2.76     -   3.88                220,124             6.4            3.77          220,124         3.77
         3.89     -   6.53                349,718             7.5            5.90          209,718         5.98
         6.54     -   8.63                324,584             6.3            7.76          269,584         7.89
-------------------------              ----------                                       ----------
        $0.00     - $ 8.63                978,926             6.4       $    5.70          782,926     $   5.60
        ==================             ==========          ======       =========       ==========     ========

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

        The Company has a shareholders' rights plan. Under this plan, a Class A, Junior Participating Preferred Stock with no par value was created. In addition, a dividend of one right was declared for each share of common stock at an exercise price of $36 per right and a redemption price of $0.001 per right. Each right is equal to a right to purchase one one-hundredth of a share of the Class A, Junior Participating Preferred Stock. 100,000 shares of preferred stock are reserved for the exercise of the rights. No rights were exercised during the years ended June 2, 2002, June 3, 2001, and May 28, 2000.

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

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 2, 2002 AND JUNE 3, 2001

        Approximate minimum annual rental commitments at June 2, 2002 are as follows:

        2003                                                      $    77,377
        2004                                                           30,572
        2005                                                            6,758
        2006                                                            5,069
                                                                  -----------
                                                                  $   119,776

        Total rental expense for the fiscal years ended June 2, 2002, June 3, 2001, and May 28, 2000 was approximately $44,000, $66,000, and $304,000, respectively.

9.      SEGMENT INFORMATION AND FOREIGN OPERATIONS

        The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement requires disclosure of certain information for each reportable segment, including general information, profit and loss information, segment assets, etc.

        The Company conducts its business within one reportable segment: the power conversion product industry. The Korean subsidiary, the Chinese subsidiaries, and certain nonaffiliated companies in China and Thailand do foreign manufacturing. All United States manufacturing is done by Ault Incorporated. A summary of the Company's revenues, net income, and identifiable assets by geographic area is presented below:


                                                                        JUNE 2,         JUNE 3,        MAY 28,
                                                                           2002            2001           2000
        Revenues:
         Domestic operations                                           $  34,811,779   $76,323,990   $ 63,531,358
         Korean and Chinese operations - customers                         6,220,075     9,367,590      4,381,367
         Korean and Chinese operations - parent                            9,711,255    13,957,754     12,228,917
         Eliminations                                                     (9,711,255)  (13,957,754)   (12,228,917)
                                                                       -------------   ------------  -------------
         Consolidated                                                  $  41,031,854   $85,691,580   $ 67,912,725
                                                                       =============   ===========   =============

        Net income (loss):
         Domestic operations                                           $  (1,835,369)  $  2,466,909    $    792,583
         Korean and Chinese operations                                    (1,729,515)      (288,987)      1,038,863
         Eliminations                                                          1,158         18,267          32,110
                                                                       -------------   ------------    ------------
         Consolidated                                                  $  (3,563,726)  $  2,196,189    $  1,863,556
                                                                       ==============  ============    ============


        Identifiable assets:
         Domestic operations                                           $  30,619,959   $ 37,517,703    $ 40,242,985
         Korean and Chinese operations                                    17,549,919     15,683,510      14,965,140
         Eliminations                                                    (11,472,891)    (9,744,534)     (8,951,737)
                                                                       -------------   ------------    ------------
         Consolidated                                                  $  36,696,987   $ 43,456,679    $ 46,256,388
                                                                       ==============  ============    ============

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 2, 2002 AND JUNE 3, 2001
--------------------------------------------------------------------------------

        Long-lived assets:                      JUNE 2,          JUNE 3,           MAY 28,
                                                 2002             2001              2000

        Domestic operations                $     5,904,130   $   6,444,191     $    6,581,433
        Korean and Chinese operations            6,538,116       6,131,581          3,955,492
                                           ---------------   -------------     --------------
        Consolidated                       $    12,442,246   $  12,575,772     $   10,536,925
                                           ===============   =============     ==============

        Sales from the subsidiary to the parent company are based upon profit margins, which represent competitive pricing of similar products.

        EXPORT SALES - The Company also had foreign export sales amounting to 17.3, 25.9, and 14.8 percent of total sales for the fiscal years ended June 2, 2002, June 3, 2001, and May 28, 2000, respectively.

        OTHER FOREIGN PRODUCTION - In addition to the manufacturing done by the Korean subsidiary, the Company has subcontracting agreements for the purchase of finished assemblies from certain manufacturers in China and Thailand. Total purchases under these agreements were approximately $10,388,000, $35,710,000, and $29,944,000 for the fiscal years ended
        June 2, 2002, June 3, 2001, and May 28, 2000, respectively.

10.     MAJOR CUSTOMER

        During the fiscal year ended June 2, 2002, the Company had a major customer with 2.8% of total sales and 10.1% of total accounts receivable. During the fiscal year ended June 3, 2001, the Company had a major customer with 5.0% of total sales and 11.1% of total accounts receivable. The Company had no customers with revenues or accounts receivable of more than 10% of the total during the fiscal year ended May 28, 2000.

11.     SUBSEQUENT EVENT

        On July 16, 2002, the Company purchased a portion of the operating assets of the Power General division of Nidec America Corporation. The Power General division developed, manufactured, and sold high efficiency DC/DC converters and custom power supplies at various power levels up to 1200 watts under the Power General brand name. Pursuant to the Purchase Agreement, the Company paid the Seller $366,000 in cash and issued $2,074,000 face amount of the Company's newly-created Series B 7% Convertible Preferred Stock, no par value (the "Preferred Stock"). The Preferred Stock issued to the Seller is convertible into 488,000 shares of the Company's Common Stock. The Company has agreed to file a registration statement covering the shares of Common Stock issuable upon conversion of the Preferred Stock with the Securities and Exchange Commission. The Company will maintain Power General's engineering group in Massachusetts and move Power General's manufacturing operations and related functions to Ault's other facilities in North America and Asia.

        ITEM 8 (b). SUPPLEMENTAL FINANCIAL INFORMATION


       ------------------------------------------------------------------------------------------------------
                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                   (Amounts in Thousands, Except Per Share Data)
       ------------------------------------------------------------------------------------------------------
                                                                        FISCAL QUARTERS
                                                           1ST           2ND            3RD            4TH
       Fiscal Year 2002
        Net Sales                                        $10,301        $9,953         $9,484        $11,294

        Gross Profit                                       2,409         1,366          1,957          2,212

        Income (Loss) Before Income Taxes                   (711)       (2,913)          (691)            57

        Net Loss                                            (646)       (2,060)          (610)          (248)

        Loss Per Share:
          Basic                                            (0.14)        (0.45)         (0.13)         (0.05)
          Diluted                                          (0.14)        (0.45)         (0.13)         (0.05)


       Fiscal Year 2001

        Net Sales                                         21,918        26,573         22,677         14,524

        Gross Profit                                       4,699         5,821          4,932          3,205

        Income Before Income Taxes                           960         1,288          1,130            223

        Net Income Before Accounting Change                  635           813            708             90

       Cumulative Effect of Accounting Change                (50)

       Net Income                                            585           813            708             90

        Earnings (Loss) Per Share
          Basic:

            Net income before accounting                    0.14          0.18           0.16           0.02
              change
            Cumulative effect of accounting                (0.01)
              change
                                                   -------------- ------------- -------------- --------------
            Basic Earnings per share                        0.13          0.18           0.16           0.02

          Diluted:
            Net income before accounting                    0.14          0.17           0.15           0.02
              change
            Cumulative effect of accounting                (0.01)
              change
                                                   -------------- ------------- -------------- --------------
            Diluted Earnings per share                      0.13          0.17           0.15           0.02



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 405 under Registration S-K with respect to the Company's executive officers is contained under Item 1, Narrative Description of The Business -- Executive Officers of the Registrant. The information required by this item with respect to directors will be presented under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting to be held on September 24, 2002 and is expressly incorporated herein by reference. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days from the end of the Company's 2002 fiscal year.

Information called for by item 405 under Regulation S-K with respect to the information relating to compliance with 16(a) of the Exchange Act is presented under the caption "Compliance with Section 16(a) of the Securities Exchange Act 1934" in the Company's definitive proxy statement for its Annual Meeting to be held on September 24, 2002 and is expressly incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information called for by Item 403 under Regulation S-K, to the extent applicable, will be set forth under the caption "Executive Compensation and Other Information" under "General" in the Company's definitive proxy materials for its September 24, 2002 Annual Meeting to be filed within 120 days from the end of the Company's fiscal 2002 which information is expressly incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K, to the extent applicable, will be set forth under the caption "Security Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for its September 24, 2002 Annual Meeting to be filed within 120 days from the end of the Company's fiscal year 2002, which information is expressly incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS

(1) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8:     PAGE

           Independent Auditors' Reports                                      23

           Consolidated Financial Statements

           -- Balance Sheets, June 2, 2002 and June 3, 2001.                  24

           -- Consolidated Statements of Operations for the Years             26
              Ended June 2, 2002, June 3, 2001 and May 28, 2000.

           -- Consolidated Statements of Stockholders' Equity for             27
              the Years Ended June 2, 2002, June 3, 2001 and May 28, 2000.


           -- Consolidated Statements of Cash Flows for the Years             28
              Ended June 2, 2002, June 3, 2001 and May 28, 2000.

           -- Notes to Consolidated Financial Statements                      29

(2) THE FOLLOWING FINANCIAL STATEMENTS SCHEDULE FOR THE YEARS ENDED JUNE 2, 2002, JUNE 3, 2001 AND MAY 28, 2000 ARE SUBMITTED HEREIN FOLLOWING THE SIGNATURE PAGE OF THIS REPORT.

           -- Schedule II - Valuation and Qualifying Accounts                 47

      All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)   EXHIBITS

      (a) The Exhibits required to be filed with this report or incorporated by reference are listed in the Exhibit Index, which follows the Financial Statements Schedules.

      (b)   Reports on Form 8-K during three months ended June 2, 2002 - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ault Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED

/s/ Frederick M. Green
Frederick M. Green



                                                        August 26, 2002
Frederick M. Green
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints FREDERICK M. GREEN and DONALD L. HENRY as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

*Principal Financial Officer and Principal Accounting Officer


            SIGNATURE                                          TITLE                                       DATE

/s/ Frederick M. Green
Frederick M. Green                 President, Chief Executive Officer and Director                August 26, 2002

/s/Donald Henry
Donald Henry                       Vice President, Treasurer, Chief Financial Officer,            August 26, 2002
                                   Assistant Secretary and Controller*

/s/ Marvonia P. Walker
Marvonia P. Walker                 Director                                                       August 26, 2002

/s/ Frank L. Sims
Frank L. Sims                      Director                                                       August 26, 2002

/s/ Delbert W. Johnson
Delbert W. Johnson                 Director                                                       August 26, 2002

/s/ John G. Kassakian
John G. Kassakian                  Director                                                       August 26, 2002

/s/ David L. Larkin
David L. Larkin                    Director                                                       August 26, 2002

/s/ Carol Barnett
Carol Barnett                      Director                                                       August 26, 2002

/s/ John Colwell, Jr.
John Colwell, Jr.                  Director                                                       August 26, 2002

       *******************************************************************




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-K



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF


                                AULT INCORPORATED

                                       FOR

                             YEAR ENDED JUNE 2, 2002




       *******************************************************************



                          FINANCIAL STATEMENT SCHEDULES



       *******************************************************************

SCHEDULE II
AULT INCORPORATED AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 2, 2002, JUNE 3, 2001, AND MAY 28, 2000

                                                Balance at       Charged to                       Balance at
                                                 Beginning        Costs and                         End of
                                                 of Period        Expenses       Deductions         Period
-------------------------------------------------------------------------------------------------------------
Year ended June 2, 2002:
     Allowance for doubtful accounts           $     676,000    $   1,416,000   $   1,772,000 (a) $  320,000
     Reserve for warranties                          133,000          133,000         153,000        113,000

Year ended June 3, 2001:
     Allowance for doubtful accounts                 123,000          598,000          45,000 (a)    676,000
     Reserve for warranties                           78,000          304,000         249,000        133,000

Year ended May 28, 2000:
     Allowance for doubtful accounts                  40,000           54,000        (29,000) (a)    123,000
     Reserve for warranties                           74,000          130,000         126,000         78,000


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

                             YEAR ENDED JUNE 2, 2002





       *******************************************************************



                                    EXHIBITS


       *******************************************************************

                                AULT INCORPORATED

                                EXHIBIT INDEX TO
                          FORM 10-K FOR THE YEAR ENDED
                                  JUNE 2, 2002

Required Registration S-K
Exhibit Items

SK Reference

               Title of Documents                         Location

3(a)           Restated Articles of Incorporation, as     Filed as Exhibit 3(a) to Form 10-K for fiscal 1988 and incorporated
               amended                                    herein by reference

3(b)           Bylaws, as amended                         Filed as Exhibit 3(b) to Registration Statement No. 2-85224 and
                                                          incorporated herein by reference

3(c)           Amendment to Articles of Incorporation     Filed herewith as Exhibit 3(c) Fiscal 1999

4.1            Rights Agreement                           Filed electronically on Form 8-K for March 1996 and incorporated herein by reference

10.1           Management Incentive Compensation Plan     Filed as Exhibit 10(b) to Registration Statement 2-85224 and
                                                          incorporated herein by reference

10.2           1986 Employee Stock Option Plan            Filed as Exhibit 10(c) to Form 10-K for fiscal 1987 and
                                                          incorporated herein by reference

10.3           Financing Agreement on Credit Facility     Filed as Exhibit 10(f) to Form 10-K for fiscal 1995 and
                                                          incorporated herein by reference

10.4           First and Second Amendments to Financing   Filed electronically as Exhibit 10(g) to Form 10-K for fiscal 1996
               Agreement on Credit Facility               and herein incorporated by reference

10.5           Employee Stock Purchase Plan               Filed electronically Commission File #333-4609 and herein
                                                          incorporated by reference

10.6           1986 Employee Stock                        Filed electronically.  Commission File #  333-4609 and herein
               Option plan, Amended                       incorporated by reference

10.7           1996 Employee Stock                        Filed electronically.  Commission File #  333-4609 and herein
               Option plan                                incorporated by reference

21             Subsidiary of Registrant                   Filed as Exhibit 21 to Form 10-K for fiscal 1997 and incorporated herein by reference.

23             Consent of Independent Auditors            Filed herewith at page 50



Pursuant to provisions of Item 601(b)(A)(iii)(a) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt of the Company are not being filed and in lieu thereof, Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.