Form 10-Q
period 2002-09-01
AULT INC
filed 2002-10-15
CIK 723639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 01, 2002

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


                              YES __X___ NO _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                   Outstanding at
            Class of Common Stock                  October 9, 2002
            ---------------------                  ---------------
                 No par value                      4,573,110 shares


                                 Total pages 19
                            Exhibit Index on Page 15

PART 1.  FINANCIAL INFORMATION


                          ITEM 1 - FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Amounts Per Share)


                                                        (Unaudited)
                                                    Three Months Ended
                                               ------------------------------
                                               September 1,      September 2,
                                                  2002               2001
                                               -----------       -----------

Net Sales                                      $    10,848       $    10,301

Cost of Goods Sold                                   7,990             7,892
                                               -----------       -----------
   Gross Profit                                      2,858             2,409

Operating Expenses:
   Marketing                                         1,125             1,011
   Design Engineering                                  815               688
   General & Administrative                          1,336             1,120
                                               -----------       -----------
                                                     3,276             2,819
                                               -----------       -----------

   Operating Loss                                     (418)             (410)

Non Operating Income (Expense):
   Interest Expense                                   (109)             (148)
   Interest Income                                       5                31
   Other                                               (83)             (184)
                                               -----------       -----------
                                                      (187)             (301)
                                               -----------       -----------

Loss Before Income Taxes                              (605)             (711)

Income Tax Benefit                                    (103)              (65)
                                               -----------       -----------

Net Loss                                              (502)             (646)

Preferred Stock Dividends                              (19)
                                               -----------       -----------

Net Loss Applicable to Common Stock            $      (521)      $      (646)
                                               ===========       ===========

Loss Per Share:
        Basic                                  $     (0.11)      $     (0.14)
        Diluted                                $     (0.11)      $     (0.14)

Common and equivalent shares outstanding:
        Basic                                    4,571,973         4,535,551
        Diluted                                  4,571,973         4,535,551

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                    (Unaudited)
                                              September 1,   June 2,
                                                  2002         2002
                                                -------      -------
Assets:
Current Assets
     Cash and Cash Equivalents                  $ 3,191      $ 4,775
     Trade Receivables, Less Allowance for
       Doubtful Accounts of $523,000
       at September 1, 2002; $320,000 at
       June 2, 2002                               7,608        7,012
     Inventories (Note 2)                        10,260        8,502
     Prepaid and Other Expenses                   2,373        2,299
     Deferred Taxes                                 252          252
                                                -------      -------
           Total Current Assets                  23,684       22,840

Other Assets:
     Goodwill                                     1,153        1,153
     Other                                          290          262
                                                -------      -------
                                                  1,443        1,415

Property Equipment and Leasehold
   Improvements:
     Land                                         1,704        1,704
     Building and Leasehold Improvements          7,780        7,780
     Machinery and Equipment                      8,959        7,586
     Office Furniture                             1,807        1,480
     E.D.P. Equipment                             2,238        2,234
                                                -------      -------
                                                 22,488       20,784

     Less Accumulated Depreciation                8,578        8,342
                                                -------      -------

                                                 13,910       12,442
                                                -------      -------

                Total Assets                    $39,037      $36,697
                                                =======      =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                             (Unaudited)
                                                                      September 1,      June 2,
                                                                          2002           2002
                                                                        --------       --------
Liabilities and Stockholders' Equity:
Current Liabilities
     Note Payable to Bank                                               $  3,146       $  2,890
     Current Maturities of Long-Term Debt (Note 3)                           287            281
     Accounts Payable                                                      4,736          4,717
     Accrued Compensation                                                    587            435
     Accrued Commissions                                                     305            286
     Other                                                                   331            148
                                                                        --------       --------
        Total Current Liabilities                                          9,392          8,757

Long-Term Debt, Less Current Maturities (Note 3)                           2,680          2,754
Deferred Tax Liability                                                       276            273
Retirement and Severance Benefits                                            186            160

Redeemable Convertible Preferred Stock, No Par Value, 2,074 Shares
   Issued and Outstanding                                                  2,074

Stockholders' Equity:
     Preferred Stock, No Par Value, Authorized,
        1,000,000 Shares;
     Common Shares, No Par Value, Authorized
        10,000,000 Shares; Issued and Outstanding 4,573,110 on
        September 1, 2002; and 4,563,610 on June 2, 2002;                 20,882         20,858
     Notes Receivable arising from the sale of common stock                 (100)          (100)
     Accumulated Other Comprehensive Loss                                   (749)          (922)
     Retained Earnings                                                     4,396          4,917
                                                                        --------       --------
                                                                          24,429         24,753
                                                                        --------       --------

                                                                        $ 39,037       $ 36,697
                                                                        ========       ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)


                                                                             (Unaudited)
                                                                         Three Months Ended
                                                                      September 1,   September 2,
                                                                          2002          2001
                                                                         -------       -------
Cash Flows From Operating Activities
      Net Loss:                                                          $  (502)      $  (646)
      Adjustments to Reconcile Net Loss to Net Cash
          Used in Operating Activities:
             Depreciation                                                    238           267
             Amortization                                                                   25
      Changes in Assets and Liabilities:
          (Increase) Decrease In:
             Trade Receivables                                              (416)        2,705
             Inventories                                                    (294)          605
             Prepaid and Other Expenses                                     (159)          453
          Increase (Decrease) in:
             Accounts Payable                                               (194)       (1,759)
             Accrued Expenses                                                234          (418)
             Income Tax Payable                                                           (207)
                                                                         -------       -------
                Net Cash Provided by (Used in) Operating Activities       (1,093)        1,025
                                                                         -------       -------

Cash Flows From Investing Activities:
      Purchase of Equipment and Leasehold Improvements                      (107)         (887)
      Power General Acquisition                                             (366)
                                                                         -------       -------
                Net Cash Used in Investment Activities                      (473)         (887)
                                                                         -------       -------

Cash Flows From Financing Activities:
      Payments on Revolving Credit Agreements                                             (712)
      Proceeds from Issuance of Common Stock                                  24            29
      Principal Payments on Long-Term Borrowings                             (68)         (170)
                                                                         -------       -------
                Net Cash Used in Financing Activities                        (44)         (853)
                                                                         -------       -------

Effect of Foreign Currency Exchange Rate Changes
   on Cash                                                                    26             2
                                                                         -------       -------

Decrease in Cash and Cash Equivalents                                     (1,584)         (713)

Cash and Cash Equivalents at Beginning of Period                           4,775         3,723
                                                                         -------       -------

Cash and Cash Equivalents at End of Period                               $ 3,191       $ 3,010
                                                                         =======       =======

Non-Cash Transaction:
  Issuance of Redeemable Convertible Preferred Stock to Acquire
        Power General                                                    $ 2,074
                                                                         =======

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED SEPTEMBER 1, 2002


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

The balance sheet of the Company as of September 1, 2002, and the related statements of operations and cash flows for the three months ended September 1, 2002 and September 2, 2001 have been prepared without being audited. In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiaries as of September 1, 2002, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 2, 2002 Form 10-K.

The results of operations for the interim periods are not necessarily indicative of results that will be realized for the full fiscal year.


2.  Inventories

The components of inventory (in thousands) at September 1, 2002 and June 2, 2002 are as follows:

                                    September 1,        June 2,
                                        2002             2002
                                   ---------------    ------------
     Raw Materials                         $5,315          $4,609
     Work-in-process                        1,266             789
     Finished Goods                         3,679           3,104
                                   ---------------    ------------
                                          $10,260          $8,502
                                   ===============    ============


3. Financing Arrangements and Long-term Debt

Long-term debt (in thousands) including current maturities contain the following:

                                                                 September 1,   June 2,
                                                                     2002        2002
                                                                    ------      ------
Term loan, 7.2% interest due in monthly installments through
     December 2003, secured by equipment                            $  127      $  149
Term loan, 7.94% interest rate due in monthly installments
     through September 2005, secured by furniture                      136         151
Term loan, 8.05% interest rate due in monthly installments to
     February 2015, secured by Company's headquarters building       2,704       2,735
                                                                    ------      ------
          Total                                                      2,967       3,035
     Less Current Maturities                                           287         281
                                                                    ------      ------
                                                                    $2,680      $2,754
                                                                    ======      ======

The Company has a $4,000,000 revolving line-of-credit agreement through February 28, 2003. The financing agreement contains certain financial covenants related to the Company's consolidated net worth, EBITDA, working capital, and fixed coverage ratio covenants. On September 1, 2002, the Company was not in compliance with the EBITDA and fixed coverage ratio covenants. The Company is currently in negotiations with the financial institution and expects to receive a waiver or renegotiate the covenants. There were no advances outstanding on the revolving line-of-credit at September 1, 2002 and the Company does not expect a need to utilize this line of credit in the current fiscal year.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED SEPTEMBER 1, 2002


4.  Stockholders' Equity

                                                                 Three Months
                                                              Ended September 1,
                                                                     2002
                                                              ------------------
                                                                    ($000)
    Total Stockholders' Equity - June 2, 2002                           $24,753
    Net Loss                                         $(502)
    Net change in Foreign currency translation
        adjustment                                     173
                                                     -----
    Comprehensive Income (Loss)                                            (329)
    Preferred Stock Dividends                                               (19)
    Issue 9,500 shares of common stock in
        accordance with stock option plan                                    24
                                                                        -------
    Total Stockholders' Equity                                          $24,429
                                                                        =======


5.  Net Income Per Common Share

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, EARNINGS PER SHARE. The Redeemable Convertible Preferred Stock and stock options had no effect on diluted weighted average shares outstanding, as they were anti-dilutive.

                                                                           Three Months Ended
                                                                           ------------------
                                                              September 1, 2002           September 2, 2001
                                                              -----------------           -----------------
Loss Applicable to Common Shareholders (in
   thousands)                                                            $(521)                      $(646)
Basic - Weighted Average Shares Outstanding                           4,571,973                   4,535,551
Diluted - Weighted Average Shares Outstanding                         4,571,973                   4,535,551
Basic Loss per Share                                                     (0.11)                      (0.14)
Diluted Loss per Share                                                   (0.11)                      (0.14)


6.  Acquisition

On July 16, 2002, the Company purchased a portion of the operating assets of the Power General division of Nidec America Corporation. The Power General division developed, manufactured, and sold high efficiency DC/DC converters and custom power supplies at various power levels up to 1200 watts under the Power General brand name. Pursuant to the Purchase Agreement, the Company paid the Seller $366,000 in cash and issued $2,074,000 face amount of the Company's newly-created Series B 7% Convertible Preferred Stock, no par value (the "Preferred Stock"). The Preferred Stock issued to Seller is convertible into 488,000 shares of the Company's Common Stock. The Company has filed a registration statement covering the shares of Common Stock issuable upon conversion of the Preferred Stock with the Securities and Exchange Commission. The Company will maintain Power General's engineering group in Massachusetts and intends to move Power General's manufacturing operations and related functions to Ault's other facilities in North America and Asia.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED SEPTEMBER 1, 2002

The addition of Power General will benefit Ault in a number of ways. First, the additional engineering capabilities will enhance product development. Second, the acquisition brings greater product breadth to Ault through the addition of AC/DC power supplies and DC/DC converter products. This broader offering affords Ault new business opportunities.

Ault filed a Form 8-K with the Securities and Exchange Commission on July 31, 2002 to announce the acquisition and filed a Form 8-K/A on September 30, 2002 which included audited financial statement and pro forma financials.

The total cost of the acquisition, which closed on July 16, 2002, was $2,521,778 and was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities assumed have been recorded at their respective fair values as of the date of acquisition. The results of operations of the acquired business is included in the financial statements since the date of the acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from Nidec on the date of the acquisition:

Inventories                          $     1,048,675
Property and equipment                     1,597,471
                                     ---------------

  Total assets acquired                    2,646,146
                                     ---------------

Current liabilities                          124,368
                                     ---------------

  Net assets acquired                $     2,521,778
                                     ---------------

Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, are:

Amounts in thousands, except per share amounts

                                                         Period Ending
                                                   -------------------------
                                                      Sept. 1,      Sept. 2,
                                                        2002          2001
                                                   ------------   ----------
Revenue                                             $    11,217   $   11,648

Net Loss                                                   (836)      (1,736)

Preferred Stock Dividends                                    38           38
                                                   ------------   ----------

Net Loss Applicable to Common Stock                 $      (874)  $   (1,774)
                                                   ------------   ----------

Basic/Diluted Loss Per Share                        $     (0.19)  $    (0.39)

Common and equivalent shares outstanding:                 4,572        4,536


Included in the period ended September 1, 2002 are approximately $353,000 of nonrecurring expenses for transition services relating to the transfer of Power General operations out of the Nidec facility and into an Ault facility.

7.  Goodwill

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective June 3, 2002. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. Based on the initial impairment test, it was determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and loss per share would have been as follows:

Amounts in thousands, except per share amounts

                                                         Period Ending
                                                   -------------------------
                                                      Sept. 1,      Sept. 2,
                                                        2002          2001
                                                   ------------   ----------
Reported net loss                                   $      (521)  $     (646)

Add back goodwill amortization, net of tax                   --           23
                                                   ------------   ----------
Pro forma adjusted net loss                                (521)        (623)
                                                   ============   ==========

Basic and diluted net loss per share:
  Reported net loss                                 $     (0.11)  $    (0.14)
  Goodwill amortization, net of tax                          --         0.01
                                                   ------------   ----------
Pro forma adjusted basic and diluted net loss
  per share                                         $     (0.11)  $    (0.13)
                                                   ============   ==========

Common and equivalent shares outstanding:                 4,572        4,536


8.  Redeemable Convertible Preferred Stock

During the quarter, in connection with the purchase of certain assets and liabilities of Power General, the Company issued 2,074 shares of redeemable 7% convertible preferred stock at $1,000 face value. The preferred stock shares are convertible into common stock at the holders' option at a conversion price of $4.25 per share and has a mandatory redemption of one-third of the outstanding shared of unconverted preferred stock on July 16, 2006, one-half of the remaining outstanding on July 16, 2007, and the rest on July 16, 2008. The dividends on the preferred stock are cumulative and payable quarterly beginning October 15, 2002, and can be paid in cash; however, during the first three years the Company can pay dividends in shares of common stock in lieu of cash.

9.  Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING TRANSACTIONS. SFAS 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS 144 on June 3, 2002 and it did not have an effect on its financial position or results of operations.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those involving significant judgments and uncertainties which could potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of the financial condition and results of operations. The Company believes the accounting policies described below meet these characteristics. All significant accounting policies are more fully described in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K.

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

DEFERRED TAXES - The Company accounts for income taxes in accordance with SFAS NO. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is likely that some portion or the entire deferred tax asset will not be realized. Based upon prior taxable income and estimates of future taxable income, the Company has determined that it is likely that a portion of the net deferred tax asset will not be fully realized in the future. Thus a valuation allowance has been established. If actual taxable income varies from these estimates, the Company may be required to change the valuation allowance against the deferred tax assets resulting in a change in income tax expense (benefit), which will be recorded in the consolidated statement of operations.

RESULTS OF OPERATIONS
First Quarter Ended September 1, 2002

      ($000)                                             Increase / (Decrease)
                        Fiscal             Fiscal     -----------------------
                          2003               2002        Amount       Percent
                       ------------------------------------------------------
      Net Sales        $10,848            $10,301          $547           5%
      Operating Loss      (418)              (410)           (8)         (2%)


Net sales were $10,848,000 for the first quarter of fiscal 2003 up 5% from $10,301,000 for the first quarter of fiscal 2002. The increase is due to the stabilization and slow growth of the economy, and $369,000 for sales relating to operations from the acquisition of certain assets and certain liabilities of Power General.

Operating loss totaled $418,000 for the first quarter of fiscal 2003 and $410,000 for the same period in fiscal 2002. Margins for the first quarter of fiscal 2003 were 26.3% of sales compared to 23.4% of sales for the same period in fiscal 2002. The increase in margin is primarily due to 1) a decrease in the order size of U.S. orders in the first quarter of fiscal 2003. The Company charges a higher price for lower quantities.

The Company feels that customers are decreasing the order size due to the uncertainties relating to the economy. The decreased order size contributed higher margins of $78,000. 2) The increase in the value of orders that were manufactured by the Company's subsidiaries as opposed to the Company's subcontractors. This contributed $178,000 of higher margins. 3) The volume of orders at the China facility exceeded the fixed cost mark in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. This increased margins by $55,000. The Company is anticipating an increase in order size as the economy improves which will decrease the margin percent. Also the continuation of the weakening dollar against the Korean won will have a negative impact on future margins.

Operating expenses increased in the first quarter of fiscal 2003 to $3,276,000 from $2,819,000 in the first quarter of fiscal 2002. The additional expenses in the first quarter of fiscal 2003 are primarily related to 1) the July 2002 acquisition of certain assets and certain liabilities of Power General. These additional costs of $224,000 are related to the engineering and sales staff hired as a result of the acquisition. These costs will continue in the future.
2) An increase in bad debt expense of $60,000. 3) Transition costs of $176,000 for temporary operation in current Power General location.

ORDER BACKLOG: The Company's order backlog at September 1, 2002 totaled $8,596,000 compared to $8,365,000 at June 2, 2002. The order backlog represents sales for approximately ten weeks.

NON-OPERATING INCOME AND EXPENSE: Nonoperating expense is $187,000 for the first quarter of fiscal 2003 compared to $301,000 for the same period in fiscal 2002. The Company had interest income of $5,000 in the first quarter of fiscal 2003 and $31,000 for the same period in fiscal 2002. Other expenses were $83,000 for the first quarter of fiscal 2003 and $184,000 in the first quarter of fiscal 2002. Both amounts are primarily related to the currency exchange rate loss in Korea. The Company incurred interest expenses of $109,000 in the first three months of fiscal 2003 and $148,000 in the same period of fiscal 2002, paid on bank credit facilities and long-term borrowings.

INCOME TAX: The Company had a pre-tax loss of $605,000 for the three-month period in fiscal 2003 on which it accrued a consolidated income tax benefit of $103,000. For the three-month period in fiscal 2002 the Company had a pre-tax loss of $711,000 on which a tax benefit of $65,000 was accrued. The effective tax rate is a benefit of 17% for the first quarter of 2003, and a benefit of 9% for the same period in fiscal 2002. In the first quarter of fiscal 2003 the Company did not take a benefit from the U.S. loss carryforwards the loss generated because it was likely the Company will be unable to use such losses. The Company has recognized the benefit that will be realized from the loss carrybacks. In the first quarter of fiscal 2002 the Company did not take a benefit from the foreign loss carryforwards the loss generated because it was likely the Company will be unable to use such losses.

NET LOSS: The Company reported a basic and diluted per share loss of $(0.11) for the first quarter of fiscal 2003 based on 4,572,000 outstanding weighted average shares, compared to basic and diluted per share loss of $(0.14) for the first quarter of fiscal 2002, based on 4,536,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's liquidity and financial position on September 1, 2002, and on June 2, 2002:

                                        September 1,            June 2,
                                            2002                 2002
                                        --------------        ----------
                                           ($000)               ($000)
Working capital                               $14,292           $14,083
Cash                                            3,191             4,775
Unutilized bank credit facilities                 975             4,975


CURRENT WORKING CAPITAL POSITION

As of September 1, 2002, the Company had current assets of $23,684,000 and current liabilities of $9,392,000 representing working capital of $14,292,000 and a current ratio of 2.5. This represents an increase in working capital from $14,083,000 at June 2, 2002. The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has not committed any funds to capital expenditures as of September 1, 2002.

CASH AND INVESTMENTS: As of September 1, 2002, the Company had cash and securities totaling $3,191,000, down from $4,775,000 as of June 2, 2002. This decrease in cash was primarily due to payments for the acquisition of Power General of $366,000, payments to fund the operations of Power General after the acquisition of $420,000, and payments to fund operations.

CREDIT FACILITIES: The Company maintains two credit facilities. Its primary credit facility is with US Bank and it has a credit facility with The Korea Exchange Bank, which supports the South Korean subsidiary. The Company has a $4,000,000 revolving line-of-credit agreement through February 28, 2003. The financing agreement contains certain financial covenants related to the Company's consolidated net worth, EBITDA, working capital, and fixed coverage ratio covenants. On September 1, 2002, the Company was not in compliance with the EBITDA and fixed coverage ratio covenants. The Company is currently in negotiations with the financial institution and expects to receive a waiver or renegotiate the covenants. There were no advances outstanding on the revolving line-of-credit at September 1, 2002 and the Company does not expect a need to utilize this line of credit in the current fiscal year.

CASH FLOWS FOR FISCAL 2003

OPERATIONS: Operations used $1,093,000 of cash during the first three months of fiscal 2003 due principally to the following activities:

         (a)      The loss net of depreciation used cash of $264,000.

         (b) Increases in trade receivables used $416,000 of cash, primarily related to additional sales from the activities of Power General.

         (c) Increases in inventories used $294,000 of cash, primarily related to additional purchases for the activities of Power General.

INVESTING ACTIVITIES: Investing activities used net cash of $473,000 principally relating to the acquisition of Power General.

FINANCING ACTIVITIES: Financing activities used net cash of $44,000, primarily comprised of payment of debt.

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS: The effect of translating the Korean financial statements, which were prepared in Won to US dollars, had an increase effect on cash of approximately $26,000 during the first three months of fiscal 2003. The effect of translating the Chinese financial statements, which were prepared in Yuan to US dollars, had minimal effect on cash for the first three months of fiscal 2003.

SUMMARY: The Company's cash and working capital positions are sound and, together with its credit facilities, adequate to support the Company's strategies for the remainder of fiscal 2003.

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

INFORMATION ABOUT REVENUE BY GEOGRAPHY

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

                                             THREE MONTHS ENDED
                                  September 1, 2002      September 2, 2001
                                 ------------------------------------------
                                        ($000)                 ($000)

     US                                        $6,977               $7,382
     Korea                                      1,318                1,121
     China                                        905                  347
     UK                                           694                  529
     Canada                                       233                  416
     Belgium                                       74                   22
     Other Foreign                                647                  484
                                 ------------------------------------------
                      Total                   $10,848              $10,301
                                 ==========================================

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including an obligation to pay for trade receivable invoices.

IMPACT OF FOREIGN OPERATIONS AND CURRENCY CHANGES:

Products manufactured by the Korean subsidiary contributed a large portion of total sales. The Company will experience normal valuation changes as the Korean and Chinese currencies fluctuate. The effect of translating the Korean and Chinese financial statements resulted in a net asset increase of $173,000.

FORWARD LOOKING STATEMENTS

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future results of operations or business developments that are typically preceded by the words "believes", "expects", "anticipates", "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by original equipment manufacturers (OEMs) in the telecommunications, data communications, computer peripherals and the medical markets; buying patterns of the Company's existing and prospective customers; the impact of new products introduced by competitors; delays in new product introductions; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components; dependence on outside contractors; reliance on third party distribution; successful integration of the Power General assets; dependence on foreign operations; and other risks affecting the Company's target markets generally.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences foreign currency gains and losses, which are reflected in the financial statements, due to the strengthening and weakening of the U.S. dollar against currencies of the Company's foreign subsidiaries. The Company anticipates that it will continue to have exchange gains or losses in the future.

As of September 1, 2002, the Company had only fixed rate debt outstanding. Thus, interest rate fluctuations would not impact interest expense or cash flows. If the Company were to undertake additional debt, interest rate changes could impact earnings and cash flows.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer, Frederick M. Green, and Chief Financial Officer, Donald L. Henry, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

                                     PART II

ITEM 1 LEGAL PROCEEDINGS:

Not Applicable

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities

As previously disclosed, on July 16, 2002, the Company purchased a portion of the operating assets of the Power General division of Nidec America Corporation (the "Seller") pursuant to an Asset Purchase Agreement between the Company and the Seller dated July 16, 2002 (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company paid Seller $366,000 in cash and issued $2,074,000 in face amount of the Company's newly-created Series B 7% Convertible Preferred Stock, no par value (the "Preferred Stock"). The cash portion of the purchase price was paid from the Company's working capital. At the current conversion price of $4.25 per share, the Preferred Stock issued to Seller is convertible into 488,000 shares of the Company's Common Stock and the Company agreed to file a registration statement covering the shares of Common Stock issuable upon conversion of the Preferred Stock with the Securities and Exchange Commission ("SEC"). The Company filed a Form S-3 Registration Statement with SEC on October 8, 2002

The Company believes that the issuance of the Preferred Stock was exempt pursuant to Section 4(2) of the Securities Act of 1993. Under the terms of the Purchase Agreement, the Seller agreed that it was acquiring the Preferred Stock for its own account and not with a present view to public resale.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES:

Not Applicable

ITEM 4 SUMBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5 OTHER INFORMATION

Not Applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:
            99.1 Certificate pursuant to 18 U.S.C.ss.1350
(b)      Reports on form 8-K

On July 31, 2002, Ault filed a Form 8-K dated July 16, 2002 to report an event under Item 2, Acquisition or Disposition of Assets. On September 30, 2002, Ault filed Amendment No. 1 to Form 8-K on Form 8-K/A to provide under Item 7, Financial Statements and Exhibits, the required financial statements and pro forma financial information.

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AULT INCORPORATED
(REGISTRANT)



DATED: October 14, 2002                     /s/ Frederick M. Green
       -----------------------------        ------------------------------------
                                            Frederick M. Green, President
                                            Chief Executive Officer and
                                            Chairman




DATED: October 14, 2002                     /s/ Donald L. Henry
       -----------------------------        ------------------------------------
                                            Donald L. Henry
                                            Chief Financial Officer

                                 CERTIFICATION

I, Frederick M. Green, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ault Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002                             /s/ Frederick M. Green
      --------------------                         --------------------------
                                                   President and
                                                   Chief Executive Officer

                                  CERTIFICATION

I, Donald L. Henry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ault Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 14, 2002                               /s/ Donald L. Henry
      --------------------                           --------------------------
                                                     Chief Financial Officer