Form 10-Q
period 2002-12-01
AULT INC
filed 2003-01-14
CIK 723639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 1, 2002

                         Commission file number 0-12611

                                AULT INCORPORATED

                  MINNESOTA                             41-0842932
                  ---------                             ----------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

                             7105 Northland Terrace
                       Minneapolis, Minnesota 55428-1028
                    ----------------------------------------
                    (Address of principal executive offices)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         Outstanding at
                  Class of Common Stock                  January 7, 2003
                  ---------------------                  ---------------
                       No par value                      4,588,876 shares


                                 Total pages 21
                            Exhibits Index on Page 17

PART 1. FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Amounts Per Share)

                                                                     (Unaudited)
                                             -----------------------------------------------------------
                                                Second Quarter Ended              Six Months Ended
                                             ---------------------------     ---------------------------
                                               Dec. 1          Dec. 2          Dec. 1          Dec. 2
                                                2002            2001            2002            2001
                                             -----------     -----------     -----------     -----------
Net Sales                                    $    10,523     $     9,953     $    21,371     $    20,254

Cost of Goods Sold                                 8,380           8,587          16,370          16,479
                                             -----------     -----------     -----------     -----------
    Gross Profit                                   2,143           1,366           5,001           3,775

Operating Expenses:
    Marketing                                      1,175             953           2,300           1,964
    Design Engineering                             1,093             603           1,908           1,291
    General and Administrative                     1,354           2,548           2,690           3,668
                                             -----------     -----------     -----------     -----------
                                                   3,622           4,104           6,898           6,923
                                             -----------     -----------     -----------     -----------
Operating Loss                                    (1,479)         (2,738)         (1,897)         (3,148)

Other Income (Expense):
    Interest Expense                                (126)           (137)           (235)           (285)
    Interest Income                                   18              30              23              61
    Other                                            (41)            (68)           (124)           (252)
                                             -----------     -----------     -----------     -----------
                                                    (149)           (175)           (336)           (476)
                                             -----------     -----------     -----------     -----------

Loss Before Income Taxes                          (1,628)         (2,913)         (2,233)         (3,624)

Income Tax Benefit                                  (169)           (853)           (272)           (918)
                                             -----------     -----------     -----------     -----------

Net Loss                                          (1,459)         (2,060)         (1,961)         (2,706)

Preferred Stock Dividends                            (36)                            (55)
                                             -----------     -----------     -----------     -----------

Net Loss Applicable to Common Stock          $    (1,495)    $    (2,060)    $    (2,016)    $    (2,706)
                                             ===========     ===========     ===========     ===========

Loss Per Share
    Basic:                                   $     (0.33)    $     (0.45)    $     (0.44)    $     (0.60)
    Diluted:                                 $     (0.33)    $     (0.45)    $     (0.44)    $     (0.60)

Common and Equivalent Shares Outstanding:
    Basic                                      4,580,574       4,537,522       4,576,355       4,536,536
    Diluted                                    4,580,574       4,537,522       4,576,355       4,536,536



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                            (Unaudited)
                                                                    December 1,       June 2,
                                                                       2002            2002
                                                                   ------------    ------------
Assets:
Current Assets
     Cash and Cash Equivalents                                     $      3,122    $      4,775
     Trade Receivables, Less Allowance for Doubtful Accounts of
      $424,000 at December 1, 2002; $320,000 at June 2, 2002              6,943           7,012
     Inventories (Note 2)                                                 9,756           8,502
     Prepaid and Other Expenses                                           1,287           2,299
     Deferred Taxes                                                         252             252
                                                                   ------------    ------------
           Total Current Assets                                          21,360          22,840

Other Assets:
     Goodwill                                                             1,153           1,153
     Other                                                                  284             262
                                                                   ------------    ------------
                                                                          1,437           1,415

Property Equipment and Leasehold Improvements:
     Land                                                                 1,704           1,704
     Building and Leasehold Improvements                                  7,780           7,780
     Machinery and Equipment                                              9,074           7,586
     Office Furniture                                                     1,818           1,480
     E.D.P. Equipment                                                     2,207           2,234
                                                                   ------------    ------------
                                                                         22,583          20,784

     Less Accumulated Depreciation                                        8,830           8,342
                                                                   ------------    ------------

                                                                         13,753          12,442
                                                                   ------------    ------------

                                                                   $     36,550    $     36,697
                                                                   ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                            (Unaudited)
                                                                   December 1,        June 2,
                                                                      2002             2002
                                                                  ------------     ------------
Liabilities and Stockholders' Equity:
Current Liabilities
     Note Payable to Bank                                         $      3,029     $      2,890
     Current Maturities of Long-Term Debt (Note 3)                         294              281
     Accounts Payable                                                    3,676            4,717
     Accrued Compensation                                                  541              435
     Accrued Commissions                                                   204              286
     Other                                                                 701              148
                                                                  ------------     ------------
        Total Current Liabilities                                        8,445            8,757

Long-Term Debt, Less Current Maturities (Note 3)                         2,604            2,754
Deferred Tax Liability                                                     275              273
Retirement and Severance Benefits                                          211              160

Redeemable Convertible Preferred Stock, No Par Value, 2,074
     Shares Issued and Outstanding                                       2,074

Stockholders' Equity:
     Preferred Stock, No Par Value, Authorized,
       1,000,000 Shares; None Issued
     Common Shares, No Par Value, Authorized
        10,000,000 Shares; Issued and Outstanding 4,587,876 on
        December 1, 2002; and 4,563,610 on June 2, 2002;                20,918           20,858
     Notes Receivable arising from the sale of common stock               (100)            (100)
     Accumulated Other Comprehensive Loss                                 (778)            (922)
     Retained Earnings                                                   2,901            4,917
                                                                  ------------     ------------
                                                                        22,941           24,753
                                                                  ------------     ------------

                                                                  $     36,550     $     36,697
                                                                  ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                              (Unaudited)
                                                                           Six Months Ended
                                                                       December 1,      December 2,
                                                                           2002             2001
                                                                       ------------     ------------
Cash Flows From Operating Activities:
      Net Loss                                                         $     (1,961)    $     (2,706)
      Adjustments to Reconcile Net Income to Net Cash
          Used in Operating Activities:
             Depreciation                                                       487              387
             Amortization                                                                         50
             Provision for Bad Debt                                             115            1,355
      Changes in Assets and Liabilities:
          (Increase) Decrease In:
             Trade Receivables                                                  727            4,346
             Inventories                                                         68            2,799
             Prepaid and Other Expenses                                        (410)              44
          Increase (Decrease) in:
             Accounts Payable                                                (1,125)          (1,726)
             Accrued Expenses                                                   467             (756)
             Income Tax Payable\Receivable                                      650           (1,059)
                                                                       ------------     ------------
                Net Cash Provided by (Used in) Operating Activities            (982)           2,734
                                                                       ------------     ------------

Cash Flows From Investing Activities:
      Purchase of Equipment and Leasehold Improvements                         (206)            (724)
      Power General Acquisition, net of cash acquired                          (366)
                                                                       ------------     ------------
                Net Cash Used in Investment Activities                         (572)            (724)
                                                                       ------------     ------------

Cash Flows From Financing Activities:
      Net Borrowings on Revolving Credit Agreements                                            1,313
      Proceeds from Issuance of Common Stock                                     24               29
      Principal Payments on Long-Term Borrowings                               (137)            (388)
                                                                       ------------     ------------
                Net Cash Provided by (Used in) Financing Activities            (113)             954
                                                                       ------------     ------------

Effect of Foreign Currency Exchange Rate Changes
   on Cash                                                                       14                4
                                                                       ------------     ------------

Increase (Decrease) in Cash and Cash Equivalents                             (1,653)           2,968

Cash and Cash Equivalents at Beginning of Period                              4,775            3,723
                                                                       ------------     ------------

Cash and Cash Equivalents at End of Period                             $      3,122     $      6,691
                                                                       ============     ============

Non-Cash Transaction:
  Issuance of Redeemable Convertible Preferred Stock to Acquire
        Power General                                                  $      2,074
  Issuance of Common Stock to Pay Preferred Stock Dividends                      36

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED DECEMBER 1, 2002
-------------------------------------

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

The consolidated balance sheet of the Company as of December 1, 2002, the related consolidated statements of operations for the three and six months ended December 1, 2002 and December 2, 2001, and the consolidated statements of cash flows for the six months ended December 1, 2002 and December 2, 2001 have been prepared without being audited. In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiaries as of December 1, 2002 and December 2, 2001, and the results of operations and cash flows for all periods presented.

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

2 Inventories
-------------

The components of inventory (in thousands) at December 1, 2002 and June 2, 2002 are as follows:

                                              December 1,      June 2,
                                                 2002           2002
                                           --------------   ------------
     Raw Materials                                 $5,346         $4,609
     Work-in-process                                1,019            789
     Finished Goods                                 3,391          3,104
                                           --------------   ------------
                                                   $9,756         $8,502
                                           ==============   ============

3 Financing Arrangements and Long-term Debt
-------------------------------------------

Long-term debt (in thousands) including current maturities contain the following:


                                                                     December 1,        June 2,
                                                                         2002            2002
                                                                     ------------    ------------
   Term loan, 7.2% interest, due in monthly installments through
      December 2003, secured by equipment                            $        106    $        149
   Term loan, 7.94% interest, due in monthly installments through
      September 2005, secured by furniture                                    120             151
   Term loan, 8.05% interest, due in monthly installments through
      February 2015, secured by Company's headquarters building
                                                                            2,672           2,735
                                                                     ------------    ------------
           Total                                                     $      2,898    $      3,035
      Less current maturities                                                 294             281
                                                                     ------------    ------------
                                                                     $      2,604    $      2,754
                                                                     ============    ============


AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED DECEMER 1, 2002
------------------------------------

The Company maintains two credit facilities. It has a credit facility with US Bank and a facility with Korea Exchange Bank supporting the South Korean subsidiary. The US Bank agreement is a $4,000,000 revolving line-of-credit agreement through February 28, 2003. The financing agreement contains certain financial covenants related to the Company's consolidated net worth, EBITDA, working capital, and fixed coverage ratio covenants. On December 1, 2002, the Company is not in compliance with the EBITDA and fixed coverage ratio covenants. There are no advances outstanding on the US Bank revolving line-of-credit at December 1, 2002 and the Company does not expect a need to utilize this line of credit in the current fiscal year.

4 Stockholders' Equity
----------------------

                                                              Six Months Ended
                                                              December 1, 2002
                                                           ---------------------
                                                                  ($000)
Total Stockholders' Equity - June 2, 2002                              $24,753
Net Loss                                           $(1,961)
Net change in Foreign currency translation
    adjustment                                          144
                                              -------------
Comprehensive Income (Loss)                                            (1,817)
Preferred Stock Dividends Declared                                        (55)
Preferred Stock Dividends Paid with Common
    Stock                                                                   36
Issue 9,500 shares of common stock in
    accordance with stock option plan                                       24
                                                             -----------------
Total Stockholders' Equity                                             $22,941
                                                             =================

5 Net Loss Per Common Share
---------------------------

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. The Redeemable Convertible Preferred Stock and stock options had no effect on diluted weighted average shares outstanding, as they were anti-dilutive.

                                                        Second Quarter Ended            Six Months Ended
                                                        --------------------            ----------------
                                                    December 1,     December 2,     December 1,     December 2,
                                                        2002            2001            2002              2001
                                                    -----------     -----------     -----------     -------------
   Loss Applicable to Common Shareholders (in
      thousands)                                    $    (1,495)    $    (2,060)    $    (2,016)    $      (2,706)
   Basic - Weighted Average Shares Outstanding        4,580,574       4,537,522       4,576,355         4,536,536
   Diluted - Weighted Average Shares Outstanding
                                                      4,580,574       4,537,522       4,576,355         4,536,536
   Basic Loss per Share                             $     (0.33)    $     (0.45)    $     (0.44)    $       (0.60)
                                                    ===========     ===========     ===========     =============
   Diluted Loss per Share                           $     (0.33)    $     (0.45)    $     (0.44)    $       (0.60)
                                                    ===========     ===========     ===========     =============


6. Acquisition
--------------

On July 16, 2002, the Company purchased a portion of the operating assets of the Power General division of Nidec America Corporation. The Power General division developed, manufactured, and sold high efficiency DC/DC converters and custom power supplies at various power levels up to 1200 watts under the Power General brand name. Pursuant to the Purchase Agreement, the Company paid the Seller $366,000 in cash and issued $2,074,000 face amount of the Company's newly-created Series B 7% Convertible Preferred Stock, no par value (the "Preferred Stock"). The Preferred Stock issued to Seller is convertible into 488,000 shares of the Company's Common Stock. The Company has filed a registration statement covering the shares of Common Stock issuable upon conversion of the Preferred Stock with the Securities and Exchange Commission. The Company has maintained Power General's engineering group in Massachusetts and has moved Power General's manufacturing operations and related functions to Ault's other facilities in North America and Asia.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED DECEMER 2, 2002
------------------------------------

The addition of Power General will benefit Ault in a number of ways. First, the additional engineering capabilities will enhance product development. Second, the acquisition brings greater product breadth to Ault through the addition of AC/DC power supplies and DC/DC converter products. This broader offering affords Ault new business opportunities.

Ault filed a Form 8-K with the Securities and Exchange Commission on July 31, 2002 to announce the acquisition, filed a Form 8-K/A on September 30, 2002 which included audited financial statement and pro forma financials and filed a Form 8-K/A Amendment 2 on October 18, 2002 which included the consent of the auditors.

The total cost of the acquisition, which closed on July 16, 2002, was $2,559,278 and was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities assumed have been recorded at their respective fair values as of the date of acquisition. The results of operations of the acquired business is included in the financial statements since the date of the acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from Nidec on the date of the acquisition:

Inventories                           $    1,048,675
Property and equipment                     1,634,971
                                      ---------------

  Total assets acquired                    2,683,646
                                      ---------------

Current liabilities                          124,368
                                      ---------------

  Net assets acquired                 $    2,559,278
                                      ---------------




Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, are:

Amounts in thousands, except per share amounts

                                             Second Quarter Ended        Six Months Ended
                                             ---------------------     ---------------------
                                              Dec. 1,     Dec. 2,       Dec. 1,      Dec. 2,
                                               2002         2001         2002         2001
                                             --------     --------     --------     --------
Revenue                                      $ 10,523     $ 11,300     $ 21,740     $ 22,948

Net Loss                                       (1,459)      (3,150)      (2,295)      (4,886)

Preferred Stock Dividends                          36           37           74           75
                                             --------     --------     --------     --------

Net Loss Applicable to Common Stock          $ (1,495)    $ (3,187)    $ (2,369)    $ (4,961)
                                             --------     --------     --------     --------

Basic/Diluted Loss Per Share                 $  (0.33)    $  (0.70)    $  (0.52)    $  (1.09)

Common and equivalent shares outstanding:       4,581        4,538        4,576        4,537



Included in the six months ended December 1, 2002 are approximately $522,000 of nonrecurring expenses for transition services relating to the transfer of Power General operations out of the Nidec facility and into an Ault facility.

7. Goodwill
-----------

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


Amounts in thousands, except per share amounts

                                                Second Quarter Ended      Six Months Ended
                                                 -------------------     -------------------
                                                 Dec. 1,     Dec. 2,     Dec. 1,     Dec. 2,
                                                    2002        2001        2002        2001
                                                 -------     -------     -------     -------
Reported net loss                                $(1,495)    $(2,060)    $(2,016)    $(2,706)

Add back goodwill amortization, net of tax            --          27          --          50
                                                 -------     -------     -------     -------
Pro forma adjusted net loss                       (1,495)     (2,033)     (2,016)     (2,656)
                                                 =======     =======     =======     =======

Basic and diluted net loss per share:
  Reported net loss                              $ (0.33)      (0.45)    $ (0.44)    $ (0.60)
  Goodwill amortization, net of tax                   --        0.01          --        0.01
                                                 -------     -------     -------     -------
Pro forma adjusted basic and diluted net loss
  per share                                      $ (0.33)    $ (0.44)    $ (0.44)    $ (0.59)
                                                 =======     =======     =======     =======

Common and equivalent shares outstanding:          4,581       4,538       4,576       4,537



8. Redeemable Convertible Preferred Stock
-----------------------------------------

During the first quarter, in connection with the purchase of certain assets and liabilities of Power General, the Company issued 2,074 shares of redeemable 7% convertible preferred stock at $1,000 face value. The preferred stock shares are convertible into common stock at the holders' option at a conversion price of $4.25 per share and has a mandatory redemption of one-third of the outstanding shares of unconverted preferred stock on July 16, 2006, one-half of the remaining outstanding on July 16, 2007, and the rest on July 16, 2008. The dividends on the preferred stock are cumulative and payable quarterly beginning October 15, 2002, and can be paid in cash; however, during the first three years the Company can pay dividends in shares of common stock in lieu of cash. The Company has declared dividends of $55,000 of which $36,000 have been paid with common stock.

9. Accounting Pronouncements
----------------------------

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

RESULTS OF OPERATIONS

Second Quarter Ended December 1, 2002
-------------------------------------

      ($000)                                           Favorable / (Unfavorable)
                            Fiscal             Fiscal  -------------------------
                              2003               2002        Amount     Percent
                        --------------------------------------------------------
      Net Sales            $10,523             $9,953        $  570       6%
      Operating Loss        (1,479)            (2,738)        1,259      46%


Net sales were $10,523,000 for the second quarter of fiscal 2003 up 6% from $9,953,000 for the second quarter of fiscal 2002. The increase is due to sales resulting from the acquisition of certain assets and certain liabilities of Power General.

Gross margin for the second quarter was 20.4 percent as a percent of sales, compared with 13.7 percent for the same period last year. Prior year margin was adversely affected by a $780,000 inventory write down in the second quarter of fiscal 2002.

Operating expenses decreased in the second quarter of fiscal 2003 to $3,622,000 from $4,104,000 in the second quarter of fiscal 2002. The reduction of expenses in the second quarter of fiscal 2003 is primarily related to 1) the reduction in bad debt expense. The second quarter of fiscal 2002 had an expense of $1,300,000 for the recognition of uncollectible accounts due to the economic slowdown. 2) The July 2002 acquisition of certain assets and certain liabilities of Power General. This acquisition added costs of $655,000 relating to the engineering and sales staff hired as a result of the acquisition. These costs will continue in the future. 3) Transition costs of $227,000 for the temporary operation in the current Power General location.


Six Months Ended December 1, 2002
---------------------------------

      ($000)                                           Favorable / (Unfavorable)
                            Fiscal             Fiscal  -------------------------
                              2003               2002        Amount     Percent
                        --------------------------------------------------------
      Net Sales             $21,371           $20,254        $1,117         6%
      Operating Loss         (1,897)           (3,148)        1,251        40%


Net sales were $21,371,000 for the first six months of fiscal 2003 up 6% from $20,254,000 for the first six months of fiscal 2002. The increase is due to sales resulting from the acquisition of certain assets and certain liabilities of Power General.

Operating loss totaled $1,897,000 for the first six months of fiscal 2003 compared a loss of $3,148,000 for the same period in fiscal 2002. Margins for the first two quarters of fiscal 2003 is 23.4% of sales compared to 18.6% of sales for the same period in fiscal 2002. The increase in margin is primarily due to 1) a $780,000 inventory write down in the second quarter of fiscal 2002.
2) The increase in the value of orders that were manufactured by the Company's subsidiaries as opposed to the Company's subcontractors. This contributed $108,000 of higher margins. 3) The volume of orders at the China facility exceeded the fixed cost mark in the first six months of fiscal 2003 compared to the first six months of fiscal 2002. This increased margins by $389,000. 4) The higher cost of the transition of Power General production into an Ault facility resulted in higher costs of $288,000 and decreased margins. As of the end of the quarter the transition has been complete.

Operating expenses decreased in the first six months of fiscal 2003 to $6,898,000 from $6,923,000 in the first six months of fiscal 2002. The decrease in expenses is primarily related to 1) a decrease in the bad debt expense for fiscal 2003. The Company recognized $1,300,000 of additional bad debt expense for accounts that were uncollectible in fiscal 2002. 2) The July 2002 acquisition of certain assets and certain liabilities of Power General increased costs from fiscal 2002 by $998,000. These additional costs are related to the engineering and sales staff hired as a result of the acquisition. These costs will continue in the future. 3) Transition costs of $404,000 for temporary operations in the current Power General location. The transition for the manufacturing of these products is complete and these costs will not continue.
4) A reduction in headcount in fiscal 2002, reduced expenses in fiscal 2003 by $115,000.

ORDER BACKLOG: The Company's order backlog at December 1, 2002 totaled $7,994,000 compared to $8,365,000 at June 2, 2002. The order backlog represents sales for approximately ten weeks.

NON-OPERATING INCOME AND EXPENSES: Nonoperating expense is $336,000 for the first six months of fiscal 2003 compared to $476,000 for the same period in fiscal 2002. The Company had interest income of $23,000 in the first two quarters of fiscal 2003 and $61,000 for the same period in fiscal 2002. Other expense is $124,000 for the first six months of fiscal 2003 and $252,000 in the first six months of fiscal 2002. Both amounts are primarily related to the currency exchange rate loss in Korea. The Company incurred interest expenses of $235,000 in the first six months of fiscal 2003 and $285,000 in the same period of fiscal 2002, paid on bank credit facilities and long-term borrowings.

INCOME TAX: The Company had a pre-tax loss of $2,233,000 for the six-month period in fiscal 2003 on which it accrued a consolidated income tax benefit of $272,000. For the six-month period in fiscal 2002 the Company had a pre-tax loss of $3,624,000 on which a tax benefit of $918,000 was accrued. The effective tax rate is a benefit of 12% for the first two quarters of 2003, and a benefit of 25% for the same period in fiscal 2002. In the first two quarters of fiscal 2003 the Company did not take a benefit from either foreign or U.S. loss carryforwards generated because it was likely the Company will be unable to use such losses. The Company has recognized the benefit that will be realized from the loss carrybacks. In the first two quarters of fiscal 2002 the Company did not take a benefit from the foreign loss carryforwards the loss generated because it was likely the Company will be unable to use such losses.

NET LOSS: The Company reported a basic and diluted per share loss of $0.44 for the first six months of fiscal 2002, based on 4,576,000 outstanding weighted average shares, compared to basic and diluted per share loss of $0.60 for the same period of fiscal 2002, based on 4,537,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's liquidity and financial position on December 1, 2002, and on June 2, 2002:

                                           December 1,            June 2,
                                              2002                2002
                                       -------------------    --------------
                                             ($000)               ($000)

Working capital                              $12,898              $14,083
Cash and cash equivalents                      3,122                4,775
Unutilized bank credit facilities                975                4,975

CURRENT WORKING CAPITAL POSITION

As of December 1, 2002, the Company had current assets of $21,360,000 and current liabilities of $8,462,000, which amounted to working capital of $12,898,000 and a current ratio of 2.5 to 1.0. This represents a decrease from its working capital of $14,083,000 as of June 2, 2002. The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has not committed any funds to capital expenditures as of December 1, 2002.

CASH AND INVESTMENTS: As of December 1, 2002, the Company had cash totaling $3,122,000, compared to $4,775,000 as of June 2, 2002. This decrease was primarily due to payments for the acquisition of Power General of $366,000, and payments to fund operations including the operations of Power General after the acquisition of $1,285,000.

CREDIT FACILITIES: The Company maintains two credit facilities. It has a credit facility with US Bank and a facility with Korea Exchange Bank supporting the South Korean subsidiary. The US Bank agreement is a $4,000,000 revolving line-of-credit agreement through February 28, 2003. The financing agreement contains certain financial covenants related to the Company's consolidated net worth, EBITDA, working capital, and fixed coverage ratio covenants. On December 1, 2002, the Company is not in compliance with the EBITDA and fixed coverage ratio covenants. There are no advances outstanding on the US Bank revolving line-of-credit at December 1, 2002 and the Company does not expect a need to utilize this line of credit in the current fiscal year.

CASH FLOWS FOR FISCAL 2002

OPERATIONS: Operations used $985,000 of cash during the first six months of fiscal 2003 due principally to the following activities:
        (a) The loss net of depreciation used cash of $1,474,000.
        (b) Decreases in trade receivables provided $727,000.

INVESTING ACTIVITIES: Investing activities used net cash of $572,000 relating to the acquisition of Power General ($366,000) and purchase of new equipment ($206,000).

FINANCING ACTIVITIES: Financing activities used net cash of $113,000, comprised of $137,000 payment on debt, and $24,000 from proceeds from the issuance of common stock.

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS: The effect of translating the Korean financial statements, which were prepared in Won to US dollars, had an increase effect on cash of approximately $14,000 during the first six months of the year. The effect of translating the Chinese financial statements, which were prepared in Yuan to US dollars, had minimal effect on cash for the first six months of the fiscal year.

SUMMARY: The Company's cash and working capital positions are sound and together with its credit facilities, are adequate to support the Company's strategies for the remainder of fiscal 2003.

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

INFORMATION ABOUT REVENUE BY GEOGRAPHY

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:
                                           Six Months Ended
                               December 1, 2002        December 2, 2001
                               ----------------------------------------
                                    ($000)               ($000)

      US                                 $13,683               $14,846
      Korea                                2,579                 2,208
      China                                2,180                   680
      UK                                   1,321                 1,208
      Canada                                 330                   454
      Belgium                                297                   111
      Other Foreign                          981                   747
                               ------------------ ---------------------
                       Total             $21,371               $20,254
                               ================== =====================

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligation to pay for trade receivable invoices.

IMPACT OF FOREIGN OPERATIONS AND CURRENCY CHANGES:

The Company will experience normal valuation changes as the Korean and Chinese currency fluctuates. The effect of translating the Korean and Chinese financial statements resulted in a net asset increase of $144,000 during the first six months of fiscal 2003.

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

As of December 1, 2002, the Company had only fixed rate debt outstanding. Thus, interest rate fluctuations would not impact interest expense or cash flows. If the Company were to undertake additional debt, interest rate changes could impact earnings and cash flows.

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

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the date of the review to the date of this Form 10-Q.

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

ITEM 3            DEFAULTS UPON SENIOR SECURITIES:

Not Applicable

ITEM 4            Submission of Matters to a Vote of Security Holders;

The following matter was voted upon at the Annual Meeting of Stockholders held on September 24, 2002, and received the votes set forth below:

All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

                             For                          Withheld
                  ---------------------------    ---------------------------
F. Green                           3,973,606                        466,650
J. Colwell                         3,973,906                        466,650
C. Barnett                         3,973,906                        466,650
J. Kassakian                       3,973,902                        466,654
F. Sims                            3,973,906                        466,650
M. Walker                          3,973,902                        466,654
D. Larkin                          3,973,906                        466,650

The proposal to ratify and approve an amendment to the Company's 1996 Stock Plan to increase the number of Shares authorized to be issued under such Plan by 150,000 shares to 1,200,000 passed by a vote of 3,460,422 for and 307,884 against.

ITEM 5            OTHER INFORMATION

Not Applicable.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

 (a)              The following exhibits are included herein:
                        99.1 Certificate pursuant to 18 U.S.C. ss.1350
 (b)              Reports on form 8-K

On July 31, 2002, Ault filed a Form 8-K dated July 16, 2002 to report an event under Item 2, Acquisition or Disposition of Assets. On September 30, 2002, Ault filed Amendment No. 1 to Form 8-K on Form 8-K/A to provide under Item 7, Financial Statements and Exhibits, the required financial statements and pro forma financial information. On October 18, 2002, Ault filed Amendment No. 2 to Form 8-K on Form 8-K/A to provide under Item 7, Financial Statements and Exhibits, the required consent of the auditors.

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AULT INCORPORATED
(REGISTRANT)



DATED:   January 13, 2003   /s/ Frederick M. Green
         ----------------   -----------------------------
                            Frederick M. Green, President
                            Chief Executive Officer and
                            Chairman




DATED:   January 13, 2003   /s/ Donald L. Henry
         ----------------   -----------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    January 13, 2003                     /s/ Frederick M. Green
       --------------------                   --------------------------
                                              Frederick M. Green
                                              President and
                                              Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    January 13, 2003                /s/ Donald L. Henry
       --------------------              --------------------------
                                         Donald L. Henry
                                         Chief Financial Officer