Form 10-Q
period 2003-03-02
AULT INC
filed 2003-04-14
CIK 723639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 2, 2003

                         Commission file number 0-12611


                                AULT INCORPORATED


            MINNESOTA                                      41-0842932
  --------------------------------                     --------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)


                             7105 Northland Terrace
                       Minneapolis, Minnesota 55428-1028
                    ----------------------------------------
                    (Address of principal executive offices)


                  Registrant's telephone number: (763) 592-1900
                                                ----------------


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              YES __X___ NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
              Class of Common Stock                  March 25, 2003
              ---------------------                  --------------
                    No par value                    4,627,806 shares


                                 Total pages 22
                            Exhibits Index on Page 18

PART 1. FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Amounts Per Share)


                                                                    (Unaudited)
                                               ---------------------------------------------------------
                                                  Third Quarter Ended              Nine Months Ended
                                               -------------------------       -------------------------
                                                March 2         March 3         March 2          March 3
                                                 2003            2002            2003             2002
                                               ---------       ---------       ---------       ---------
Net Sales                                         $9,940          $9,484         $31,311         $29,738

Cost of Goods Sold                                 8,078           7,527          24,448          24,006
                                               ---------       ---------       ---------       ---------
    Gross Profit                                   1,862           1,957           6,863           5,732

Operating Expenses:
    Marketing                                      1,185             865           3,485           2,829
    Design Engineering                             1,154             611           3,062           1,902
    General and Administrative                     1,320           1,126           4,010           4,794
                                               ---------       ---------       ---------       ---------
                                                   3,659           2,602          10,557           9,525
                                               ---------       ---------       ---------       ---------
Operating Loss                                    (1,797)           (645)         (3,694)         (3,793)

Other Income (Expense):
    Interest Expense                                 (94)           (124)           (329)           (409)
    Interest Income                                    6              31              29              92
    Other                                             62              47             (62)           (205)
                                               ---------       ---------       ---------       ---------
                                                     (26)            (46)           (362)           (522)
                                               ---------       ---------       ---------       ---------

Loss Before Income Taxes                          (1,823)           (691)         (4,056)         (4,315)

Income Tax Benefit                                   (30)            (81)           (302)           (999)
                                               ---------       ---------       ---------       ---------

Net Loss                                          (1,793)           (610)         (3,754)         (3,316)

Preferred Stock Dividends                            (36)                            (91)
                                               ---------       ---------       ---------       ---------

Net Loss Applicable to Common Stock              $(1,829)          $(610)        $(3,845)        $(3,316)
                                               =========       =========       =========       =========

Loss Per Share
    Basic:                                        $(0.40)         $(0.13)         $(0.84)         $(0.73)
    Diluted:                                      $(0.40)         $(0.13)         $(0.84)         $(0.73)

Common and Equivalent Shares Outstanding:
    Basic                                      4,597,283       4,538,489       4,583,374       4,537,187
    Diluted                                    4,597,283       4,538,489       4,583,374       4,537,187


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                               (Unaudited)
                                                                            March 2,    June 2,
                                                                              2003       2002
                                                                            -------    -------
Assets:
Current Assets
     Cash and Cash Equivalents                                               $1,204     $4,775
     Trade Receivables, Less Allowance for Doubtful Accounts of $585,000
      at March 2, 2003; $320,000 at June 2, 2002                              7,599      7,012
     Inventories (Note 2)                                                     9,851      8,502
     Prepaid and Other Expenses                                               1,756      2,551
                                                                            -------    -------
           Total Current Assets                                              20,410     22,840

Other Assets:
     Goodwill                                                                 1,153      1,153
     Other                                                                      333        262
                                                                            -------    -------
                                                                              1,486      1,415

Property Equipment and Leasehold Improvements:
     Land                                                                     1,704      1,704
     Building and Leasehold Improvements                                      7,780      7,780
     Machinery and Equipment                                                  9,145      7,586
     Office Furniture                                                         1,824      1,480
     E.D.P. Equipment                                                         2,207      2,234
                                                                            -------    -------
                                                                             22,660     20,784

     Less Accumulated Depreciation                                            9,110      8,342
                                                                            -------    -------

                                                                             13,550     12,442
                                                                            -------    -------

                                                                            $35,446    $36,697
                                                                            =======    =======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                       (Unaudited)
                                                                  March 2,      June 2,
                                                                    2003         2002
                                                                  --------     --------
Liabilities and Stockholders' Equity:
Current Liabilities
     Note Payable to Bank                                           $3,507       $2,890
     Current Maturities of Long-Term Debt (Note 3)                     290          281
     Accounts Payable                                                3,711        4,717
     Accrued Compensation                                              620          435
     Accrued Commissions                                               254          286
     Other                                                             733          148
                                                                  --------     --------
        Total Current Liabilities                                    9,115        8,757

Long-Term Debt, Less Current Maturities (Note 3)                     2,537        2,754
Deferred Tax Liability                                                 276          273
Retirement and Severance Benefits                                      269          160

Redeemable Convertible Preferred Stock, No Par Value, 2,074
   Shares Issued and Outstanding                                     2,074

Stockholders' Equity:
     Preferred Stock, No Par Value, Authorized,
       1,000,000 Shares; None Issued
     Common Shares, No Par Value, Authorized
        10,000,000 Shares; Issued and Outstanding 4,604,594 on
        March 2, 2003; and 4,563,610 on June 2, 2002;               20,955       20,858
     Notes Receivable arising from the sale of common stock           (100)        (100)
     Accumulated Other Comprehensive Loss                             (752)        (922)
     Retained Earnings                                               1,072        4,917
                                                                  --------     --------
                                                                    21,175       24,753
                                                                  --------     --------

                                                                   $35,446      $36,697
                                                                  ========     ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                           (Unaudited)
                                                                        Nine Months Ended
                                                                       March 2,    March 3,
                                                                        2003         2002
                                                                       -------     -------
Cash Flows From Operating Activities:
      Net Loss                                                         $(3,754)    $(3,316)
      Adjustments to Reconcile Net Income to Net Cash
          Used in Operating Activities:
             Depreciation                                                  769         662
             Amortization                                                               75
             Provision for Bad Debt                                        205       1,415
      Changes in Assets and Liabilities:
          (Increase) Decrease In:
             Trade Receivables                                             (50)      4,954
             Inventories                                                   145       3,348
             Prepaid and Other Expenses                                   (497)        142
          Increase (Decrease) in:
             Accounts Payable                                           (1,159)     (1,910)
             Accrued Expenses                                              648        (707)
             Income Tax Payable\Receivable                                 619      (1,168)
                                                                       -------     -------
                Net Cash (Used in) Provided by Operating Activities     (3,074)      3,495
                                                                       -------     -------

Cash Flows From Investing Activities:
      Purchase of Equipment and Leasehold Improvements                    (279)       (810)
      Power General Acquisition, net of cash acquired                     (366)
                                                                       -------     -------
                Net Cash Used in Investment Activities                    (645)       (810)
                                                                       -------     -------

Cash Flows From Financing Activities:
      Net Proceeds (Payments) on Revolving Credit Agreements               299      (1,218)
      Proceeds from Issuance of Common Stock                                24          29
      Principal Payments on Long-Term Borrowings                          (208)       (557)
                                                                       -------     -------
                Net Cash Provided by (Used in) Financing Activities        115      (1,746)
                                                                       -------     -------

Effect of Foreign Currency Exchange Rate Changes
   on Cash                                                                  33           3
                                                                       -------     -------

Increase (Decrease) in Cash and Cash Equivalents                        (3,571)        942

Cash and Cash Equivalents at Beginning of Period                         4,775       3,723
                                                                       -------     -------

Cash and Cash Equivalents at End of Period                              $1,204      $4,665
                                                                       =======     =======

Non-Cash Transaction:
  Issuance of Redeemable Convertible Preferred Stock to Acquire
        Power General                                                   $2,074
  Issuance of Common Stock to Pay Preferred Stock Dividends                 73

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED MARCH 2, 2003

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

The consolidated balance sheet of the Company as of March 2, 2003, the related consolidated statements of operations for the three and nine months ended March 2, 2003 and March 3, 2002, and the consolidated statements of cash flows for the nine months ended March 2, 2003 and March 3, 2002 have been prepared without being audited. In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiaries as of March 2, 2003 and March 3, 2002, and the results of operations and cash flows for all periods presented.

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

2. Inventories
The components of inventory (in thousands) at March 2, 2003 and June 2, 2002 are as follows:

                                               March 2,          June 2,
                                                 2003             2002
                                                ------           ------
     Raw Materials                              $5,623           $4,609
     Work-in-process                               937              789
     Finished Goods                              3,291            3,104
                                                ------           ------
                                                $9,851           $8,502
                                                ======           ======

3. Financing Arrangements and Long-term Debt
Long-term debt (in thousands) including current maturities contain the following:

                                                                    March 2,   June 2,
                                                                      2003      2002
                                                                     ------    ------
Term loan, 7.2% interest, due in monthly installments through
   December 2003, secured by equipment                                  $84      $149
Term loan, 7.94% interest, due in monthly installments through
   September 2005, secured by furniture                                 104       151
Term loan, 8.05% interest, due in monthly installments through
   February 2015, secured by Company's headquarters building          2,639     2,735
                                                                     ------    ------
        Total                                                        $2,827    $3,035
   Less current maturities                                              290       281
                                                                     ------    ------
                                                                     $2,537    $2,754
                                                                     ======    ======

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED MARCH 2, 2003

The Company currently has two credit facilities. It has a credit facility supporting the South Korean subsidiary of approximately $4,100,000 of which $3,200,000 is outstanding. The other facility is for $299,000, all of which is outstanding, and supports the Xianghe subsidiary. The US operations currently are without a credit facility. The Company is in negotiations to secure a credit facility during the fourth quarter. The Company anticipates that it has sufficient cash on hand and availability on its South Korean facility to fund the operations.

4. Stockholders' Equity

                                                            Nine Months Ended
                                                              March 2, 2003
                                                           ---------------------
                                                                 ($000)
Total Stockholders' Equity - June 2, 2002                            $24,753
Net Loss                                         $(3,754)
Net change in Foreign currency translation
    adjustment                                       170
                                                 -------
Comprehensive Income (Loss)                                           (3,584)
Preferred Stock Dividends Declared                                       (91)
Preferred Stock Dividends Paid with Common
    Stock                                                                 73
Issue 9,500 shares of common stock in
    accordance with stock option plan                                     24
                                                                     -------
Total Stockholders' Equity                                           $21,175
                                                                     =======

5. Net Loss Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. The Redeemable Convertible Preferred Stock and stock options had no effect on diluted weighted average shares outstanding, as they were anti-dilutive.

                                                     Third Quarter Ended                Nine Months Ended
                                                     -------------------                -----------------
                                                    March 2,        March 3,        March 2,         March 3,
                                                   ---------       ---------       ---------        ---------
                                                     2003            2002            2003             2002
                                                   ---------       ---------       ---------        ---------
Loss Applicable to Common Shareholders (in
   thousands)                                        $(1,829)          $(610)        $(3,845)         $(3,316)
Basic - Weighted Average Shares Outstanding        4,597,283       4,538,489       4,583,374        4,537,187
Diluted - Weighted Average Shares Outstanding      4,597,283       4,538,489       4,583,374        4,537,187
Basic Loss per Share                                  $(0.40)         $(0.13)         $(0.84)          $(0.73)
                                                   =========       =========       =========        =========
Diluted Loss per Share                                $(0.40)         $(0.13)         $(0.84)          $(0.73)
                                                   =========       =========       =========        =========

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

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED MARCH 2, 2003

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

Inventories                           $  1,048,675
Property and equipment                   1,634,971
                                      ------------

Total assets acquired                    2,683,646
                                      ------------

Current liabilities                        124,368
                                      ------------

  Net assets acquired                 $  2,559,278
                                      ------------

Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, are:

Amounts in thousands, except per share amounts

                                              Third Quarter Ended       Nine Months Ended
                                             ---------------------     ---------------------
                                             March 2,     March 3,     March 2,     March 3,
                                               2003         2002         2003         2002
                                             --------     --------     --------     --------
Revenue                                      $  9,940     $ 10,831     $ 31,680     $ 33,780

Net Loss                                       (1,793)      (1,700)      (4,088)      (6,586)

Preferred Stock Dividends                          36           37          110          111
                                             --------     --------     --------     --------

Net Loss Applicable to Common Stock          $ (1,829)    $ (1,737)    $ (4,198)    $ (6,697)
                                             --------     --------     --------     --------

Basic/Diluted Loss Per Share                 $  (0.40)    $  (0.38)    $  (0.92)    $  (1.48)

Common and equivalent shares outstanding:       4,597        4,538        4,583        4,537


Included in the nine months ended March 2, 2003 are approximately $522,000 of nonrecurring expenses for transition services relating to the transfer of Power General operations out of the Nidec facility and into an Ault facility.

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

Amounts in thousands, except per share amounts

                                                  Third Quarter Ended     Nine Months Ended
                                                 -------------------     -------------------
                                                 March 2,    March 3,    March 2,    March 3,
                                                   2003       2002        2003        2002
                                                 -------     -------     -------     -------
Reported net loss                                $(1,829)    $  (610)    $(3,845)    $(3,316)

Add back goodwill amortization, net of tax            --          25          --          75
                                                 -------     -------     -------     -------
Pro forma adjusted net loss                       (1,829)       (585)     (3,845)     (3,241)
                                                 =======     =======     =======     =======

Basic and diluted net loss per share:
  Reported net loss                              $ (0.40)      (0.13)    $ (0.84)    $ (0.73)
  Goodwill amortization, net of tax                   --        0.01          --        0.02
                                                 -------     -------     -------     -------
Pro forma adjusted basic and diluted net loss
  per share                                      $ (0.40)    $ (0.12)    $ (0.84)    $ (0.71)
                                                 =======     =======     =======     =======

Common and equivalent shares outstanding:          4,597       4,538       4,583       4,537

8.  Redeemable Convertible Preferred Stock

During the first quarter, in connection with the purchase of certain assets and liabilities of Power General, the Company issued 2,074 shares of redeemable 7% convertible preferred stock at $1,000 face value. The preferred stock shares are convertible into common stock at the holders' option at a conversion price of $4.25 per share and has a mandatory redemption of one-third of the outstanding shares of unconverted preferred stock on July 16, 2006, one-half of the remaining outstanding on July 16, 2007, and the rest on July 16, 2008. The dividends on the preferred stock are cumulative and payable quarterly beginning October 15, 2002, and can be paid in cash; however, during the first three years the Company can pay dividends in shares of common stock in lieu of cash. The Company has declared dividends of $91,000 of which $72,000 have been paid with common stock.

9. Warranty

The Company offers its customers a three-year warranty on products. Warranty expense is determined by calculating the historical relationship between sales and warranty costs and applying the calculation to the current period's sales. Based on warranty repair costs and the rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are offset against the reserve. The following table shows the fiscal 2003 year-to-date activity for the Company's warranty accrual (in thousands):

Beginning Balance                         $113

Charges and Costs Accrued                   62

Less Repair Costs Incurred                 (82)
                                          -----

Ending Balance                             $93

10. Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, which amends SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this Interpretation are effective for all guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made the additional required disclosures in this quarterly report; see Note 9 regarding product warranty liability. The Company has no guarantees of others, which require disclosure.

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

INVENTORY VALUATION - Inventory is written down for estimated surplus and discontinued inventory items. The amount of the write-down is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that may result in materially different amounts for this item.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, economic and political conditions, and other relevant facts and circumstances. Unexpected changes in the aforementioned factors may result in materially different amounts for this item.

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

RESULTS OF OPERATIONS
Third Quarter Ended March 2, 2003

     ($000)                                        Favorable / (Unfavorable)
                         Fiscal         Fiscal    --------------------------
                          2003           2002        Amount        Percent
                       -----------------------------------------------------
     Net Sales           $9,940         $9,484          $456             5%
     Operating Loss      (1,797)          (645)       (1,152)         (179%)


Net sales were $9,940,000 for the third quarter of fiscal 2003 up 5% from $9,484,000 for the third quarter of fiscal 2002. The increase is due to sales resulting from the acquisition of certain assets and certain liabilities of Power General of $450,000, an increase in sales into the Asia Pacific area of $1,994,000, offset tax decrease in sales to North America and Europe of $1,988,000. The Company is anticipating a continuation of the increases in the Asia Pacific region and a stabilization of the sales in North America and Europe.

Gross margin for the third quarter was 18.7 percent as a percent of sales, compared with 20.6 percent for the same period last year. Current year margins were down due to the lower revenue numbers for the North American and European markets. These markets tend to have higher margin and lower volumes. Future margins will depend on the strength of the North American and European markets.

Operating expenses increased in the third quarter of fiscal 2003 to $3,659,000 from $2,602,000 in the third quarter of fiscal 2002. The increase of expenses in the third quarter of fiscal 2003 is primarily related to the July 2002 acquisition of certain assets and certain liabilities of Power General. This acquisition added costs of $978,000 relating to the engineering and sales staff hired as a result of the acquisition. These costs will continue in the future.

Nonoperating expense is $26,000 for the third quarter of fiscal 2003 compared to $46,000 for the same period in fiscal 2002. The Company had interest income of $6,000 in the three months ended March 2, 2003 and $31,000 for the same period in fiscal 2002. Other income is $62,000 for the third quarter of fiscal 2003 and $47,000 for the same period in fiscal 2002. Both amounts are primarily related to the currency exchange rate gain in Korea. The Company incurred interest expenses of $94,000 in the third quarter of fiscal 2003 and $124,000 in the same period of fiscal 2002, paid on bank credit facilities and long-term borrowings.

The Company had a pre-tax loss of $1,823,000 for the three-month period ended March 2, 2003 on which it accrued a consolidated income tax benefit of $30,000. For the same three-month period in fiscal 2002 the Company had a pre-tax loss of $691,000 on which a tax benefit of $81,000 was accrued. The effective tax rate is a benefit of 2% for the third quarter of 2003, and a benefit of 12% for the same period in fiscal 2002. In the third quarter of fiscal 2003 the Company had a higher pre-tax loss than previously anticipated. This loss taken with the anticipated results for the fourth quarter decreased the effective tax benefit for the year. The adjustment in that rate resulted in a lower tax benefit for the third quarter.

Nine Months Ended March 2, 2003

     ($000)                                        Favorable / (Unfavorable)
                         Fiscal         Fiscal    --------------------------
                          2003           2002        Amount        Percent
                       -----------------------------------------------------
     Net Sales          $31,311        $29,738        $1,573             5%
     Operating Loss      (3,694)        (3,793)           99             3%


Net sales were $31,311,000 for the first nine months of fiscal 2003 up 5% from $29,738,000 for the first nine months of fiscal 2002. The increase is due to sales resulting from the acquisition of certain assets and certain liabilities of Power General of $1,511,000, an increase in sales into the Asia Pacific area of $4,159,000, offset by a decrease in sales to North America and Europe of $4,097,000.

Operating loss totaled $3,694,000 for the first nine months of fiscal 2003 compared a loss of $3,793,000 for the same period in fiscal 2002. Margins for the first three quarters of fiscal 2003 is 21.9% of sales compared to 19.3% of sales for the same period in fiscal 2002. The increase in margin is primarily due to 1) a $780,000 inventory write down in the second quarter of fiscal 2002.
2) The increase in the value of orders that were manufactured by the Company's subsidiaries as opposed to the Company's subcontractors. This contributed $47,000 of higher margins. 3) The volume of orders at the China facility exceeded the fixed cost mark in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. This increased margins by $518,000. 4) The higher cost of the transition of Power General production into an Ault facility resulted in higher costs of $288,000 and decreased margins. As of the end of the second quarter the transition has been complete. 5) Lower revenue in North America and Europe decreased margin by $230,000.

Operating expenses increased in the first nine months of fiscal 2003 to $10,557,000 from $9,525,000 in the first nine months of fiscal 2002. The increase in expenses is primarily related to 1) a decrease in the bad debt expense for fiscal 2003. The Company recognized $1,300,000 of additional bad debt expense for accounts that were uncollectible in fiscal 2002. 2) The July 2002 acquisition of certain assets and certain liabilities of Power General increased costs from fiscal 2002 by $1,977,000. These additional costs are related to the engineering and sales staff hired as a result of the acquisition. These costs will continue in the future. 3) Transition costs of $404,000 for temporary operations in the current Power General location. The transition for the manufacturing of these products is complete and these costs will not continue.

ORDER BACKLOG: The Company's order backlog at March 2, 2003 totaled $8,881,000 compared to $8,365,000 at June 2, 2002. The order backlog represents sales for approximately ten weeks.

NON-OPERATING INCOME AND EXPENSES: Nonoperating expense is $362,000 for the first nine months of fiscal 2003 compared to $522,000 for the same period in fiscal 2002. The Company had interest income of $29,000 in the first three quarters of fiscal 2003 and $92,000 for the same period in fiscal 2002. Other expense is $62,000 for the first nine months of fiscal 2003 and $205,000 in the first nine months of fiscal 2002. Both amounts are primarily related to the currency exchange rate loss in Korea. The Company incurred interest expenses of $329,000 in the first nine months of fiscal 2003 and $409,000 in the same period of fiscal 2002, paid on bank credit facilities and long-term borrowings.

INCOME TAX: The Company had a pre-tax loss of $4,056,000 for the nine-month period in fiscal 2003 on which it accrued a consolidated income tax benefit of $302,000. For the nine-month period in fiscal 2002 the Company had a pre-tax loss of $4,315,000 on which a tax benefit of $999,000 was accrued. The effective tax rate is a benefit of 7% for the first three quarters of 2003, and a benefit of 23% for the same period in fiscal 2002. In the first three quarters of fiscal 2003 the Company did not take a benefit from either foreign or U.S. loss carryforwards generated because it was likely the Company will be unable to use such losses to offset future taxable income. The Company has recognized the benefit that will be realized from the loss carrybacks. In the first three quarters of fiscal 2002 the Company did not take a benefit from the foreign loss carryforwards the loss generated because management believes it was likely the Company will be unable to use such losses.

NET LOSS: The Company reported a basic and diluted per share loss of $0.84 for the first nine months of fiscal 2003, based on 4,583,000 outstanding weighted average shares, compared to basic and diluted per share loss of $0.73 for the same period of fiscal 2002, based on 4,537,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's liquidity and financial position on March 2, 2003, and on June 2, 2002:

                                                 March 2,           June 2,
                                                   2003              2002
                                                  -------           -------
                                                  ($000)             ($000)
Working capital                                   $11,295           $14,083
Cash and cash equivalents                           1,204             4,775
Unutilized bank credit facilities                     900             4,975

CURRENT WORKING CAPITAL POSITION

As of March 2, 2003, the Company had current assets of $20,410,000 and current liabilities of $9,115,000, which amounted to working capital of $11,295,000 and a current ratio of 2.2 to 1.0. This represents a decrease from its working capital of $14,083,000 as of June 2, 2002. The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has not committed any funds to capital expenditures as of March 2, 2003.

CASH AND INVESTMENTS: As of March 2, 2003, the Company had cash totaling $1,204,000, compared to $4,775,000 as of June 2, 2002. This decrease was primarily due to payments for the acquisition of Power General of $366,000, and payments to fund operations including the operations of Power General after the acquisition of $3,205,000.

CREDIT FACILITIES: The Company currently has two credit facilities. It has a credit facility supporting the South Korean subsidiary of approximately $4,100,000 of which $3,200,000 is outstanding. The other facility is supporting the Xianghe subsidiary of $299,000 of which $299,000 is outstanding. The US operations currently are without a credit facility. The Company is in negotiations to secure a credit facility during the fourth quarter. The Company anticipates that it has sufficient cash on hand and availability on its South Korean facility to fund the operations.

CASH FLOWS FOR FISCAL 2003

OPERATIONS: Operations used $3,074,000 of cash during the first nine months of fiscal 2003 due principally to the loss net of depreciation.

INVESTING ACTIVITIES: Investing activities used net cash of $645,000 relating to the acquisition of Power General ($366,000) and purchase of new equipment ($279,000).

FINANCING ACTIVITIES: Financing activities provided net cash of $115,000, comprised of $208,000 payment on debt, $24,000 from proceeds from the issuance of common stock and proceeds from the revolving credit line of $299,000.

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS: The effect of translating the Korean financial statements, which were prepared in Won to US dollars, had an increase effect on cash of approximately $33,000 during the first nine months of the year. The effect of translating the Chinese financial statements, which were prepared in Yuan to US dollars, had minimal effect on cash for the first six months of the fiscal year.

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

INFORMATION ABOUT REVENUE BY GEOGRAPHY

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

                                      Nine Months Ended
                                    March 2,      March 3,
                                     2003           2002
                                    -------       -------
                                    ($000)         ($000)

     US                             $18,844       $20,577
     China                            4,437         1,693
     Korea                            3,822         3,304
     UK                               1,970         1,820
     Canada                             493           684
     Belgium                            408           305
     Other Foreign                    1,337         1,355
                                    -------       -------
                      Total         $31,311       $29,738
                                    =======       =======

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligation to pay for trade receivable invoices.

IMPACT OF FOREIGN OPERATIONS AND CURRENCY CHANGES:

The Company will experience normal valuation changes as the Korean and Chinese currency fluctuates. The effect of translating the Korean and Chinese financial statements resulted in a net asset increase of $170,000 during the first nine months of fiscal 2003.

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

As of March 2, 2003, the Company had only fixed rate debt outstanding. Thus, interest rate fluctuations would not impact interest expense or cash flows. If the Company were to undertake additional debt, interest rate changes could impact earnings and cash flows.

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

ITEM 1     LEGAL PROCEEDINGS:

Not Applicable

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities

As previously disclosed, on July 16, 2002, the Company purchased a portion of the operating assets of the Power General division of Nidec America Corporation (the "Seller") pursuant to an Asset Purchase Agreement between the Company and the Seller dated July 16, 2002 (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company paid Seller $366,000 in cash and issued $2,074,000 in face amount of the Company's newly-created Series B 7% Redeemable Convertible Preferred Stock, no par value (the "Preferred Stock"). The cash portion of the purchase price was paid from the Company's working capital. At the current conversion price of $4.25 per share, the Preferred Stock issued to Seller is convertible into 488,000 shares of the Company's Common Stock and the Company agreed to file a registration statement covering the shares of Common Stock issuable upon conversion of the Preferred Stock with the Securities and Exchange Commission ("SEC"). The Company filed a Form S-3 Registration Statement with SEC on October 8, 2002.

The Company believes that the issuance of the Preferred Stock was exempt pursuant to Section 4(2) of the Securities Act of 1993. Under the terms of the Purchase Agreement, the Seller agreed that it was acquiring the Preferred Stock for its own account and not with a present view to public resale.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4     Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5     OTHER INFORMATION

Not Applicable

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



AULT INCORPORATED
(REGISTRANT)



DATED:   April 10, 2003                     / s / Frederick M. Green
      ---------------------         -----------------------------------
                                    Frederick M. Green, President
                                    Chief Executive Officer and
                                    Chairman




DATED:   April 10, 2003                     / s / Donald L. Henry
      ---------------------         -----------------------------------
                                    Donald L. Henry
                                    Chief Financial Officer

                                 CERTIFICATION
                                 -------------

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

Date:    April 10, 2003                              / s / Frederick M. Green
       --------------------                          --------------------------
                                                     President and
                                                     Chief Executive Officer

                                 CERTIFICATION
                                 -------------

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


Date:    April 10, 2003                              / s / Donald L. Henry
       --------------------                          -------------------------
                                                     Chief Financial Officer