Form 10-K
period 2003-06-01
AULT INC
filed 2003-09-15
CIK 723639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED JUNE 1, 2003

                         Commission File Number 0-12611

                                AULT INCORPORATED
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                41-0842932
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                Identification Number)

              7105 NORTHLAND TERRACE, BROOKLYN PARK, MN 55428-1028
                     Address of principal executive offices

Registrant's telephone number, including area code: (763) 592-1900 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 8-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   YES [_]    NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,749,000 based upon the closing price of the Company's common stock on the NASDAQ National Market on September 4, 2003, multiplied by the number of outstanding shares of the Company held by persons other than officers, directors and 10% or more shareholders referred to in the "Security Ownership of Principal Shareholders and Management" table referred to under Item 12 herein.

On September 4, 2003, there were outstanding 4,665,774 shares of the Registrant's common stock.

The Form 10-K consists of 56 pages. The Exhibit Index is located on page 52.

Documents Incorporated by Reference: Portions of the definitive Proxy Statement to be delivered to shareholders for the Annual Meeting of Shareholders to be held October 16, 2003 are incorporated by reference into Part III.

                                AULT INCORPORATED

                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 1, 2003

                                     PART I

ITEM 1.    BUSINESS

(a)        GENERAL DEVELOPMENT OF BUSINESS

Ault Incorporated (herein Ault or the Company) was incorporated under the laws of the State of Minnesota in 1961. The Company designs, manufactures, and markets power conversion products and is a leading domestic supplier of such products to original equipment manufacturers (OEMs) of data communications equipment, telecommunications equipment, portable medical devices and equipment as well as scanning and printing equipment and industrial equipment.

On July 16, 2002, the Company purchased a portion of the operating assets of the Power General division of Nidec America Corporation. The Power General division developed, manufactured, and sold high-efficiency DC/DC converters and custom power supplies at various power levels up to 1200 watts under the Power General brand name. Pursuant to the Purchase Agreement, the Company paid the Seller $366,000 in cash and issued $2,074,000 face amount of the Company's newly created Series B 7% Convertible Preferred Stock, no par value (the Preferred Stock). Further information regarding this acquisition is contained in Note 14 of the Notes to Financial Statements under Item 8 herein. Since the acquisition of the Power General division significant time and resources have been expended integrating the Massachusetts engineering group and internal power supply line into Ault's existing processes and team structure. As planned, production of Power General's open-frame AC-DC power supplies and the DC/DC converters was transferred from Massachusetts to Ault's existing facilities in Asia. In addition, through training provided to Ault's field sales organization worldwide, Ault's customers and prospects have been familiarized with the additional products and seasoned design engineering capabilities provided by this acquisition.

On July 17, 2003, the Company announced the consolidation of its manufacturing operations. The consolidation includes the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault's other manufacturing plants. Ault's engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility. The consolidation is anticipated to take up to four months to complete to ensure continuing service to Ault's global customer base. The consolidation was implemented to reduce expenses, improve cash flow and return the Company to profitability. Ault's management estimates that the consolidation will reduce expenses by approximately $1.3 million annually.

The Company maintains a website at www.aultinc.com. The annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on the website as soon as reasonably practical after the reports are filed with the SEC. To obtain copies of these reports, go to www. http://www.corporate-ir.net/ireye/ir_site.zhtml?ticker=AULT&script=1901.

(b)        FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company operates in only one industry segment - the manufacture and sale of power conversion devices.

(c)        NARRATIVE DESCRIPTION OF THE BUSINESS

Ault's power conversion products are used to adapt alternating current (AC) to provide a source of power at various levels up to more than one kilowatt of continuous power for a wide variety of electronic equipment. A significant amount of the Company's products are located outside the equipment they power as a wall plug-in or as in-line components. Both of these styles are generally referred to as external power conversion products. A smaller percentage of the Company's products are located inside the equipment they power and are generally known as internal power conversion devices. Both product configurations, external and internal, offer distinct advantages to the OEM buyer. Internal power products are more generally accepted among design engineers across all segments of the electronic original equipment market (EOEM). Internal power has traditionally been the norm in product design and in terms of range; it provides greater latitude especially in applications beyond 100 watts. External power still ranks as a high growth area in the power supply industry due to the increasing emphasis on smaller and portable products that perform increasingly sophisticated functions. Ault's business strategy is to offer OEMs in these markets an expanding line of high-quality power conversion products, diverse design engineering expertise and customized customer services.

(1)      PRODUCTS

         Ault's product line includes internal AC/DC and DC/DC switching power supplies, DC/DC converters, DC mobile adapters and four major categories of external power conversion products: switching power supplies, linear power supplies, transformers and battery chargers. The Company's broad range of power conversion products --- ranging from 1 watt to more than 1 kilowatt --- are capable of providing power at most output levels that OEMs require to meet their requirements. The Company's design and application engineers work closely with customers to ensure that these products are customized to meet each OEM customer's unique power conversion needs.

         The following table summarizes the proportion of sales of each of the Company's five major product categories for its last three fiscal years ended June 1, 2003:

                               SALE OF PRODUCTS BY CATEGORY
                              AS A PERCENTAGE OF TOTAL SALES

                                                     Years Ended

            Product Type                  June 1,       June 2,     June 3,
                                           2003          2002        2001

            Switching Power Supplies        54%           48%         39%
            Linear Power Supplies           30            32          41
            Transformers                     6            11          12
            Battery Chargers                 7             9           8
            DC/DC Converters                 3
            Total                          100%          100%        100%

         POWER SUPPLIES. The Company's traditional power supplies provide all power conversion elements for electronic equipment in power outputs ranging from 1 to 1200 watts. The majority of the Company's products contain a component level transformer, which reduces the voltage level, as well as other circuitry and components, which convert alternating current (AC) to direct current (DC) and, in most cases, maintain voltage within specific limits.

         * INTERNAL AND EXTERNAL SWITCHING POWER SUPPLIES. The Company believes the market for switching power supplies in the 1-500 watt range is generally the fastest growing segment of the overall power supply industry. For internals, switching power supplies are efficient and easily modified to meet an OEM's specific footprint and power requirements. In externals, switching power supplies use switching transistors to convert power from AC to DC and are more energy efficient, smaller and lighter in weight than linear units with comparable power outputs. The applications in which these internal and external products are currently used include telecommunications (wireless, wire line, cellular), data communications (networking, broadband modem, Power over Ethernet, routers, hubs, switchers), computer and related peripherals, medical equipment, microprocessor controlled systems, printing and scanning equipment, security systems, automatic teller terminals, test equipment, multiplexers, digital cameras and point of sale equipment.

                  Most of the Company's internal and external switching power supplies incorporate a universal input ranging from 90 to 265 volts AC. This universal input means that the power supplies can be used in virtually any country for applications such as local area networks (LANs), printers and fiber optic links. The Company has also designed medical grade switching power supplies with similar universal input ranges.

         * LINEAR POWER SUPPLIES. Linear power supplies are larger and generally less expensive than switching power supplies because their design is based on technology employing steel laminations with windings of copper wire rather than switching transistors. Linear power supplies tend to be used when the wattage output required is relatively low. Ault manufactures linear power supplies that provide up to 12 watts of regulated power and 25 watts of unregulated power. The Company's linear power supplies are used in a variety of applications including modems, telecommunications products, local area networks, microprocessor controlled systems, test equipment and multiplexers.

         * TRANSFORMERS. The Company manufactures a wide variety of wall plug-in transformers as part of its full range of power conversion products. Transformers are used primarily in applications where OEMs desire to remove heat, electromagnetic interference and weight from electronic equipment, while incorporating the rest of the power conversion system within the product. These products reduce AC voltage from approximately 110 volts (230 volts in some countries) down to lower voltages that range from 5 to 60 volts AC. The Company's product line also includes highly customized transformers that operate within stringent power output tolerances, features that are not offered by most of the Company's competitors. The Company's transformers are utilized in a broad spectrum of applications including modems, telephone sets, multimedia products and scanners.

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

                  The Company's products serve the entire range of widely used battery chemistries such as nickel cadmium, sealed lead acid, gel cell and nickel-metal hydride. In addition, the Company has developed battery chargers for the particular requirements of newer battery chemistries such as zinc air, lithium ion and lithium polymer. The Company is committed to supporting these new emerging chemistries and to developing battery charger products to be introduced as these new battery chemistries become commercially accepted.

                  The Company sells primarily "smart" battery chargers as distinguished from trickle chargers. Smart charger products use integrated circuits to control various charging characteristics while allowing for fast charge time and extended battery life. Trickle charging is typically used for slow (8 to 10 hours) charging and/or standby battery maintenance.

                  The Company believes that the demand for high-quality battery chargers will continue to increase to accommodate the growing sophistication of portable electronic equipment.

         * HIGH-EFFICIENCY AND HIGH-DENSITY DC/DC CONVERTERS. The addition of DC/DC converters to the Company's product offering was in response to customer requests for "on-the-board" power solutions and Ault's strategy to fulfill the "total solution" approach as a preferred supplier to valued OEM customers. In fiscal 2003, as part of the Power General product offering, Ault acquired a line of DC/DC converters and seasoned engineers who have developed new, innovative high-density quarter-brick and eighth-brick designs. These products, coupled with the high-efficiency DC/DC converters manufactured by Magnetek under private label arrangements that the Company introduced in fiscal 2002, provide Ault with a wide range of converter options to meet the needs of OEMs using distributed power architecture in their next generation and new electronic product designs.

         * MOBILE PRODUCTS. In late 2002, the Company expanded its product offering to include a line of mobile products for powering laptop computers in a broad range of field and service applications. The product focus is on mobile adapters in a single and dual output with a primary sales focus on laptop OEMs and value-added resellers (VARs). The Company anticipates nearly 65% of the market to be field and service applications in the business travel, insurance, trucking and delivery industries. The remainder of the applications is in emergency fire, police and medical services (20%); military and government (10%); and a small percentage in miscellaneous uses (5%). The first product, the TR75 single output mobile adapter (75 watts) was introduced in March.

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

         Historically, the most significant market for the Company's products has been OEMs of telecommunications/data communications equipment (broadband modems, wireless and wire line); in fiscal 2003 sales in this market represented approximately 43% of net sales. The Company's products include power cable and ADSL modems, network termination equipment (devices which interface between telephone network and the customer's PBX or other telephone system), line conditioning equipment (devices which prepare telephone lines for the transmission of computer generated data), and various items of equipment ancillary to business telephones, including speaker phones, automatic dialers, caller identification units and alpha numeric displays, low to medium speed PC modems and multiplexers (equipment which enables the simultaneous transmission of multiple channels of information over the same telephone line).

         In fiscal 2003, the telecommunications industry overall remained sluggish as OEMs in this market segment continued to downsize, restructure and move inventory. While the Company did not lose any OEM customers, all of them experienced severe cutbacks in revenue generation, employee resources and the execution of new designs/projects. A couple of telecommunication segments, however, did remain strong: wireless and networking. There are new applications such as broadband wireless routers and wireless Ethernet devices that require cost-effective switching power supplies in the 12-32 watt range. The Company has plans to formally introduce a single-port Power-over-Ethernet power supply in the first quarter that combines power through integrated RJ45 jacks as well as data over a single CAT 5 Ethernet cable. Custom versions of this 20-watt product have already been shipped in late fiscal 2003 to several leading OEMs in the wireless and networking industries.

         Approximately 14% of net sales in fiscal 2003 were to OEMs of portable medical equipment such as infusion pumps, patient monitoring systems, apnea monitors, and portable terminals for patient history input diagnostics.

         In fiscal 2003 approximately 2% of the Company's net sales were to OEMs of computers and computer peripherals such as digitizers, printers, plotters, portable terminals, point of sale scanners and optical character readers, LAN hardware and multimedia speakers for computer applications.

         The Company has worked diligently to support the growth of sales through our network of regional, national and international distributors. In fiscal 2003, approximately 16% of the Company's net sales were to our distributors and their broad base of customers. While the specific percentages per market segment are not available, the Company's distributors target the same market segments outlined here.

         The balance of approximately 25% of the Company's net sales in fiscal 2003 was to OEMs of various kinds of industrial equipment, including digital cameras, flat panel displays and mine safety devices, as well as military/aerospace applications such as secure-line telephones.

(3)      DESIGN ENGINEERING AND PRODUCT DEVELOPMENT

         Design engineering teams at the Company's facilities in the United States, People Republic of China and South Korea are responsible for developing new power conversion products and customizing existing products to meet customer needs. The Company also utilizes the significant engineering resources of its Asian subcontractors for the development of products targeted for subcontract manufacturing. The Company's product development activities are divided equally between developing products to satisfy customer needs and new products based upon anticipated customer needs and market trends. New product development opportunities are evaluated based upon criteria such as global market potential, return on investment and technological advantages. The Company believes that its collaborative efforts with customers, combined with its forward-looking concern for power technology and market trends, have enabled it to gain a reputation as a leading innovator in the development of new power conversion products.

(4)      SALES AND DISTRIBUTION

         The Company markets its products primarily in the U.S. and Canada through a network of 18 manufacturer representatives employing approximately 125 salespersons, each of whom represents, in addition to Ault's products, several different but complementary product lines of other manufacturers. The Company also sells through four national distributor organizations, which employ over 1,000 salespersons, and 14 regional distributors, which employ over 125 salespersons. The Company selects representatives based upon their industry knowledge as well as account expertise with products that are synergistic with the Company's products. Individual salespersons are trained, mentored and technically assisted by the Company's application engineers and other sales administration staff. Any reduction in the efforts of these manufacturer representatives or distributors could adversely affect the Company's business and operating results.

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

         The Company focuses its selling efforts primarily on OEMs in the U.S. and Canada. However, many of the larger OEM customers of the Company manufacture and sell their products globally. As a result, the Company has extended its presence to markets throughout the world. The Company's sales in the Pacific Rim are primarily to customers in South Korea and China.

         The Company markets its products in Europe through a network of distributors who are managed through the Company's customer team located in Norwood, Massachusetts.

(5)      SAFETY AGENCY CERTIFICATION

         The power conversion system is potentially the most hazardous element in most electronic equipment because the power supply modifies standard power to a level appropriate for such equipment. Virtually all of the Company's customers require that the power conversion products supplied by the Company meet or exceed established international safety and quality standards, since many of the Company's products are used in conjunction with equipment that is distributed through the world. In response to these customer requirements, the vast majority of the Company's products are designed and manufactured in accordance with certification requirements of many safety agencies, including Underwriters Laboratories Incorporated (UL) in the United States; the Canadian Standards Association (CSA) in Canada; Technischer Uberwachungs-Verein (TUV) in Germany; the British Approval Board for Telecommunication (BABT) in the United Kingdom; the International Electrotechnical Committee (IEC), a European standards organization and
         (CE) a standard for the European Community. In addition, some of the Company's products have also received Japanese Ministry of International Trade and Industry (MITI) approval. For certain safety applications, the Company's products conform to FCC Class B requirements, which regulate the levels of electronic magnetic interference that may be emitted by electronic equipment. Unlike most of its competitors, the Company is a certified test laboratory for UL, CSA and TUV and is able to conduct most certification tests at its Minneapolis headquarters. This procedure reduces the time required to obtain safety certifications.

(6)      INNOVATIVE TEAM APPROACH

         The Company uses a team-based organizational structure consisting of six teams. The Company's customer base is divided into five geographical regions with a specific Ault team assigned to manage the needs of customers in each region. A sixth team, Ault New Business, manages the requirements of customers who have orders below $60,000 annually as well as qualifying new business opportunities in the United States. A coordinator that is selected by the Company's President leads each customer team. The teams consist of people from all areas of the business, including salespersons from manufacturer representative organizations and national distributors as well as the Company's own production personnel, engineers, technicians, administrative personnel and others. Guided by a written statement of corporate values, these teams are charged with responsibility for all aspects of the customer relationship, including sales, manufacturing, design engineering and other support functions with a view to achieving continuous improvements in customer service. The Company believes that its innovative implementation of this team-based organizational structure provides competitive advantages by increasing communication with customers as well as facilitating responsiveness to the needs of the Company's diverse worldwide customer base.

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

         No single company dominates the overall external power conversion product market, and the Company's competitors vary depending upon the particular power conversion product category. The companies with which Ault competes most directly in each of its major product categories are: Leader Electronics, Inc. and Golden Pacific Electronics, Inc. for transformers; Dee Van Enterprise Co., Ltd., Friwo, and EMC, Inc. for linear power supplies; Globtek, Inc., Condor and Phihong Enterprise Co., Ltd. for switching power supplies; and Engineering Design Sales, Inc. and Xenotronics Company for battery chargers.

         The Company competes on the basis of the quality and performance of its products, the breadth of its product line, customer service, and dependability in meeting delivery schedules, design engineering services, and price. The Company believes it is currently one of a small number of companies that design, manufacture and obtain certifying agency approvals for the full range of internal and external power conversion devices, which OEMs consider in designing their electronic product.

         The Company provides a total solution approach to the OEM's entire power conversion product needs (under 1 kilowatt) through its commitment to reliable partnerships and its delivery of high quality products supported by solution-oriented design engineering. The presence of Ault Korea, Ault China and the arrangements with subcontract manufacturers in China and Thailand allow the Company to compete effectively when price is the primary consideration.

         Internal power conversion products continue to be used for most electronic equipment, and as a result the Company experiences competition from numerous OEMs and independent suppliers offering internal products. With the trend toward lower power requirements in portable electronic equipment and with the increasing availability of smaller, competitively priced internal switching power supplies, certain customers of the Company may choose to return to internal power supplies in place of the external power conversion products they currently purchase. In response to this issue, the Company is now well positioned to service the power requirements of its customers, whether internal or external, as a result of the Power General acquisition. This acquisition not only provided the engineering expertise to design internal power supplies, but also has expanded the Company's product offering significantly to include a line of AC/DC and DC/DC switching power supplies and DC/DC converters. The Company has seen a variety of competitors for internal AC/DC power supplies including Power-One, GlobTek, Condor and Delta Electronics.

         The Company competes with a broad range of manufacturers in the DC/DC converter market. The industry is fragmented, with manufacturers concentrating their sales and marketing on specific customer requirements in specific markets. The Company's primary competitors are Synqor, Power-One, Ericsson, Artesyn, and Galaxy. In the past 12 months, almost all of the key players in the DC/DC market have introduced models in the isolated, high-efficiency eighth-brick, quarter-brick, and half-brick models. The largest single market segment for the sale of these high-efficiency models is the telecommunication industry and since this segment has suffered severely in the down economy, there has been little business generated for these products. To date, no single competitor dominates the DC/DC market in terms of market share.

         The estimated size of the mobile products market in North America is $55-$65 million. The major competitors, Targus, Lind and Mobility, specialize in this market segment. These three companies dominate the market with combined revenues of approximately $47 million. The rest of the market includes smaller companies with limited sales to a handful of key customers.

(8)      MANUFACTURING AND SOURCES OF SUPPLY

         The Company's manufacturing operations consist of assembly and integration of electronic components to meet product specifications and design requirements for a variety of power conversion applications. Manufacturing is currently conducted at the Company's facilities in Seoul, South Korea; Xianghe, China; Shanghai, China and at four locations in China and Thailand using subcontract manufacturers. Ault has typically manufactured prototypes and low-volume products at its facility in Minneapolis, Minnesota.

         As mentioned earlier, the Company announced the consolidation of its manufacturing operations on July 17, 2003. The consolidation includes the closing of its Minneapolis production operations, with the headquarters location continuing to provide engineering, safety certification, reliability testing, sales, marketing and administrative services for its global customers. The plan integrates production into Ault's other manufacturing plants. Ault headquarters will continue to provide prototypes and engineering builds as part of its engineering support services. The consolidation is anticipated to take up to four months to complete in order to ensure continuing service to Ault's global customer base.

         Electronic components and raw materials used in the Company's products are generally available from a large number of suppliers, although from time to time shortages of particular items are experienced.

         Quality and reliability are emphasized in both the design and manufacture of the Company's products. This emphasis is reflected in the ISO 9001 certification of the Company's Minneapolis facility in 1991, its South Korea facility in 1996 and its China facility in 1998. The Company tests 100% of its finished products against its own and the customers' specifications, and then ships the products in custom-engineered protective packaging to minimize any damage during shipment.

         The Company has subcontract manufacturing arrangements with two business partners in Thailand and two in China. The Company does not have long-term commitments with its subcontractors and the subcontractors build product for the Company pursuant to individual purchase orders. The Company selects its subcontract manufacturers based upon their ability to manufacture high-quality products, the sufficiency of their engineering capabilities to support products being manufactured; and their ability to meet required delivery times.

(9)      SIGNIFICANT CUSTOMERS: BACKLOG

         The Company sells its products to over 400 customers, and it is the Company's objective to maintain a diversified customer base to avoid, where practicable, dependence upon a single customer. In fiscal 2003, 2002, and 2001, no customers accounted for more than 10% of sales.

         The Company's order backlog at June 1, 2003 totaled $13,850,000 compared to $9,310,000 at June 2, 2002. The order backlog represents sales for approximately 16 weeks.

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

(12)     SEASONALITY

         In the past three years, sales of the Company have not reflected seasonality.


(13)     EMPLOYEES

         As of July 7, 2003, the Company employed approximately 504 full-time employees at its facilities as follows:

                                       South
                                        Korea    China      US      Total

         Manufacturing                    71      237       33       341
         Engineering                      11       10       29        50
         Marketing                         9       10       11        30
         General and Administrative        8       50       25        83
                                        ----     ----     ----     -----

         Total                            99      307       98       504

         None of the Company's employees are represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are good.


(14)     EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information with respect to the executive officers of the Company is set forth:

                  Name                     Age     Position                                                      Officer Since
                  Frederick M. Green       60      President and Chief Executive Officer and Director                1980
                  Donald L. Henry          47      Vice President, Treasurer, Chief Financial Officer                1999
                                                   and Assistant Secretary (Previously 11 years with Abbott
                                                   Laboratories, most recently: Controller Fermentation
                                                   Operations, Controller Corporate Plant engineering,
                                                   Financial Planning and Analysis Manager)
                  Xiaodong Wang            45      Vice President - Asia Pacific (Previously 2 years with            2000
                                                   XD Company as CEO and President and 7 years with Simplot
                                                   Company most recently:  General Manager of China
                                                   Operations, International Project Manager)
                  Gregory L. Harris        50      Vice President - Business Development                             1988

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

         * THE COMPANY'S FINANCIAL RESULTS ARE INFLUENCED BY A NUMBER OF FACTORS. The Company's financial results are subject to fluctuation due to various factors, including general business cycles in the Company's markets, the mix of products sold, the stage of each product in its life cycle and the rate and cost of development of new products. In addition, component and material costs, the timing of orders from and shipments of products to customers and deferral or cancellation of orders from major customers could adversely affect financial results.

         * THE COMPANY'S RELIANCE ON SUCH OUTSIDE CONTRACTORS REDUCES ITS CONTROL OVER QUALITY AND DELIVERY SCHEDULES. The Company currently depends on third parties located in foreign countries for a significant portion of the manufacture and assembly of certain of its products. While the Company takes an active role in overseeing quality control with its third-party manufacturers, the failure by one or more of these subcontractors to deliver quality products or to deliver products in a timely manner could have a material adverse effect on the Company's operations. In addition, the Company's third-party manufacturing arrangements are short term in nature and could be terminated with little or no notice. If this happened, the Company would be compelled to seek alternative sources to manufacture certain of its products. There can be no assurance that any such attempts by the Company would result in suitable arrangements with new third-party manufacturers. See "Manufacturing and Sources of Supply."

         * THE COMPANY'S SUCCESS DEPENDS IN PART UPON THE CONTINUED SERVICES OF MANY OF ITS HIGHLY SKILLED PERSONNEL INVOLVED IN MANAGEMENT, ENGINEERING AND SALES, AND UPON ITS ABILITY TO ATTRACT AND RETAIN ADDITIONAL HIGHLY QUALIFIED EMPLOYEES. The loss of service of any of these key personnel could have a material adverse effect on the Company. The Company does not have key-person life insurance on any of its employees. In addition, the Company's future success will depend on the ability of its officers and key employees to successfully manage the Company for growth and profitability and to attract, retain, motivate and effectively utilize the team approach to manage its employees.

         * WHILE WE ACTIVELY TRAIN AND TECHNICALLY ASSIST THE INDIVIDUAL SALES REPRESENTATIVES REPRESENTING OUR PRODUCTS, A REDUCTION IN THE SALES EFFORTS BY OUR CURRENT MANUFACTURER REPRESENTATIVES AND DISTRIBUTORS OR TERMINATION OF THEIR RELATIONSHIPS WITH US COULD ADVERSELY AFFECT OUR SALES AND OPERATIONS. The Company markets and sells products primarily through independent manufacturer representatives and distributors that are not under our direct control. We employ a limited number of internal sales personnel.

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

         * A PROLONGED REDUCTION IN DEMAND FOR OUR PRODUCTS WILL CONTINUE TO IMPACT OUR FINANCIAL SUCCESS. In fiscal year 2002, our sales declined in large part due to a substantial downturn in sales to the telecommunications and data communications markets. Sales to these markets stabilized in fiscal 2003. A further decline in the telecommunications and data communications markets may have the effect of further reducing our revenue.

         * OUR FINANCING AGREEMENTS CONTAIN RESTRICTIVE COVENANTS WITH WHICH WE MAY NOT BE ABLE TO COMPLY. We have entered into a financing agreement that contains restrictive financial covenants. These covenants require us, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2003, our actual capital base did not meet the minimum capital base of the covenant. The Company has received a waiver and amendment for this covenant. We believe the covenants with the amendment are achievable based on our expected operating results. Our ability to comply with restrictive financial covenants depends upon our future operating performance. Our future operating performance depends, in part, on general industry conditions and other factors beyond our control.

         * CIVIL UNREST, LABOR DISRUPTIONS, OR ACTS OF AGGRESSION COULD IMPEDE OUR ABILITY TO OPERATE IN OUR FOREIGN LOCATIONS AND WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE BUSINESS AND CONSEQUENTLY, OUR OPERATING RESULTS. Manufacturing occurs at our facilities in South Korea and China and through manufacturing relationships in the People's Republic of China (China) and Thailand. While this Pacific Rim manufacturing strategy enables us to compete worldwide against other suppliers of external power conversion products, it also involves risks. While, our manufacturing operations in South Korea, China and Thailand have not been affected by labor disruptions, civil unrest or political instability, the risk of civil unrest and political instability is present in each of these countries.

(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
         AND EXPORT SALES

Export sales by Ault's U.S. operations in fiscal year 2003 represented 15.2% of the Company's gross sales, most of which were to OEMs in Europe and Canada. All other revenues were derived from sales in the U.S. For other financial information about foreign and domestic operations and export sales including the amount of export sales for the last 3 years, refer to "Note 9 - Segment Information and Foreign Operations" under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 2.  PROPERTIES

The Company owns and occupies its headquarters and U.S. manufacturing facility in Brooklyn Park, a suburb of Minneapolis, Minnesota, which is approximately 65,000 square feet in size.

The Company leases a 10,500-square-foot office in Norwood, Massachusetts.

Ault Korea Corporation owns and occupies a 54,000-square-foot facility in Suwon City in the province of Kyungki-Do, Korea.

Ault China Corporation owns and occupies a 40,000 square foot facility in the Province of Xianghe in China. The land use rights expire in 2050.

Ault Shanghai Corporation occupies a 9,000-square-foot leased facility in Shanghai, China.

Management considers all of the Company's properties to be well maintained, and current manufacturing arrangements, including subcontract arrangements in China and Thailand, are believed to be adequate for manufacturing requirements.

ITEM 3.  LEGAL PROCEEDINGS

No material litigation or other claims are presently pending against the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

(a)      Market Information

Ault common shares are traded on the NASDAQ market under the symbol AULT. The following table presents the range of closing bid prices for the Company's common stock on the NASDAQ Market for fiscal 2003 and 2002.


                              Fiscal 2003                  Fiscal 2002
                              -----------                  -----------
                             $           $                $           $
          Quarter          High         Low              High        Low

            1st            4.840       3.000            6.110       5.050
            2nd            3.010       1.610            5.338       3.500
            3rd            2.550       1.700            4.700       3.660
            4th            2.080       1.660            5.050       4.000

(b)      Holders

As of September 4, 2003 there were 287 shareholders of record for the Company's common stock. This number of record stockholders does not include beneficial owners of common stock whose shares are held of record by Depository Trust under the name CEDE & Co.

(c)      Dividends

Ault has not paid cash dividends on its common shares, and the present policy of its Board of Directors is to retain any earnings for use in the business. The Board of Directors does not anticipate paying cash dividends on its common shares in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL SUMMARY

(Amounts in Thousands, Except Per Share Data)

                                                                     YEARS ENDED
                                                June 1,     June 2,    June 3,     May 28,     May 30,
                                                 2003        2002        2001       2000        1999
                                                  (1)                    (2)         (3)
Net sales                                      $ 41,479    $ 41,032    $ 85,692   $ 67,913    $ 52,013
Gross profit                                      8,419       7,944      18,657     16,236      14,018
Operating expenses                               15,930      11,968      15,228     13,001      11,426

   Operating income (loss)                       (7,511)     (4,024)      3,429      3,235       2,592

Nonoperating income (expense)                      (393)       (234)        172       (311)        256

Income (loss) before income taxes                (7,904)     (4,258)      3,601      2,924       2,848

  Income tax expense (benefit)                     (340)       (694)      1,355      1,061         860
  Cumulative effect of accounting
      change, net of tax                                                    (50)
  Preferred stock dividends                        (128)
Net income (loss) applicable to
    common stock                               $ (7,692)   $ (3,564)   $  2,196   $  1,863    $  1,988
Net income (loss) per share:
   Basic                                       $  (1.67)   $  (0.78)   $   0.49   $   0.42    $   0.47
   Diluted                                        (1.67)      (0.78)       0.47       0.40        0.45

Total assets                                   $ 33,065    $ 36,697    $ 43,457   $ 46,256    $ 33,303
Property, plant and equipment, net               13,283      12,442      12,576     10,537       6,808
Working capital                                   8,431      14,084      17,840     17,708      16,364
Long-term debt, less current maturities           2,483       2,754       3,035      3,657       1,187
Stockholders' equity                             17,319      24,753      28,129     25,805      23,442


         (1) The 2003 results include a goodwill impairment charge of $1,153.
         (2) The 2001 results include a noncash, pretax cumulative effect of accounting change related to the adoption of Staff Accounting Bulletin No. 101 of $77 expense ($50 after tax, or $0.01 per share).
         (3) The 2000 results include a gain on the disposition of the Korean facility of $1,525.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that involve significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. We believe the accounting policies described below meet these characteristics. Our significant accounting policies are more fully described in the notes to the consolidated financial statements included in this annual report on Form 10-K.

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

DEFERRED TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is likely that some portion or the entire deferred tax asset will not be realized. Based upon prior taxable income and estimates of future taxable income, the Company has determined that it is likely that the net deferred tax asset will not be realized in the future. Thus a full valuation allowance has been established. If actual taxable income varies from these estimates, the Company may be required to change the valuation allowance against the deferred tax assets resulting in a change in income tax benefit, which will be recorded in the consolidated statement of operations.


LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stock of $7,692,073 in 2003 and $3,563,726 in 2002 and at June 1, 2003 had an
accumulated deficit of $2,775,398. The Company utilized $3,179,410 of cash for operating activities in 2003. Future operations require the Company to borrow additional funds. The Company has a financing agreement, which includes a $1,250,000 line-of-credit agreement through April 30, 2005. There was not an outstanding balance on this line-of-credit at June 1, 2003, however, during fiscal 2003 the Company violated the financing agreements covenants and subsequent to year-end received a waiver and an amended agreement with less restrictive covenants. The Company believes they can remain in compliance with the agreement, as amended, throughout fiscal 2004. The Company is taking steps to reduce expenses, improve cash flow and return to profitability, including the consolidation of its manufacturing operations. This consolidation includes the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault's other manufacturing plants. Ault's engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility. The consolidation is anticipated to take up to four months to complete to ensure continuing service to Ault's global customer base.

Based on available funds, current plans and business conditions management believes that the Company's available cash, borrowings and amounts generated from operations, will be sufficient to meet the Company's cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If management's plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

The following table summarizes the Company's working capital position at June 1, 2003 and at June 2, 2002:

                                                   June 1,         June 2,
                                                    2003            2002
                                                  --------        --------
                                                   ($000)          ($000)
Working capital                                     8,431          14,084
Cash and cash equivalents                           1,100           4,775
Unutilized bank credit facilities                   2,297           4,975
Cash provided by (used in) operations             (3,179)           3,559

CURRENT WORKING CAPITAL POSITION

At June 1, 2003, the Company had current assets of $19,448,000 and current liabilities of $11,017,000 representing working capital of $8,431,000 and a current ratio of 1.8. This represents a decrease in working capital from $14,084,000 at June 2, 2002. The Company relies on its credit facilities as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has not committed to any material capital expenditures as of June 1, 2003.

CASH AND INVESTMENTS: At June 1, 2003, the Company had cash and securities totaling $1,100,000, down from $4,775,000 at June 2, 2002. This decrease in cash was principally due to the net loss from operations.

CREDIT FACILITIES: The Company maintains credit facilities with Associated Bank and with Korea Exchange Bank. See Note 5, under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The credit arrangement with Associated Bank is an asset-based credit facility of $1.25 million, secured by company assets. At June 1, 2003, there were no borrowings against this facility. The financing agreement contains restrictive financial covenants. These covenants require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2003, the Company's actual capital base did not meet the minimum capital base of the credit agreement. The Company has received a waiver and amendment for this covenant. Following the August 29, 2003 amendment, the Company believes the provisions imposed by this credit agreement are achievable based on the Company's expected operating results for the next year.

The South Korean credit facility is approximately $4.15 million of which borrowings at June 1, 2003 totaled $3,103,594.

CASH FLOWS FOR FISCAL 2003

OPERATIONS: Operations used $3,179,000 of cash during fiscal 2003 due principally to the following activities:

         (a) The loss net of depreciation of $1,029,000, goodwill impairment of $1,153,000, and bad debt reserve of $230,000, in total used cash of $5,152,000.
         (b) Decreases in trade receivables due to the decreased net sales provided $210,000.

         (c) Increases in inventories net of obsolescence write-downs used $20,000. The increases are due to the increased sales by our Asian subsidiaries.
         (d) Increases in accrued expenses and accounts payable provided $1,443,000.

INVESTING ACTIVITIES: Investing activities used net cash of $639,000 mainly relating to the acquisition of Power General of $366,000 and the purchase of equipment of $273,000.

FINANCING ACTIVITIES: Financing activities provided net cash of $123,000, comprising:

                  (a)      Bank borrowing by our China subsidiary provided
                           $290,000.
                  (b)      Proceeds from stock options exercised provided
                           $60,000.
                  (c)      Payments of long-term debt used $282,000.

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS: The effect of translating the Korean financial statements, which were prepared in Won, to U.S. dollars, increased cash by approximately $20,000 during the year. The effect of translating the Chinese financial statements, which were prepared in Yuan to U.S. dollars, had minimal effect on cash for the year.

CASH FLOWS FOR FISCAL 2002

OPERATIONS: Operations provided $3,559,000 of cash during fiscal 2002 due principally to the following activities:

         (a) The loss net of depreciation of $972,000, amortization of $100,000, inventory write-off of $999,000, and bad debt reserve of $1,416,000, in total used cash of $77,000.
         (b) Decreases in trade receivables due to the decreased net sales provided $3,322,000.
         (c) Decreases in inventories net of obsolescence write-downs provided $3,227,000. The decreases are due to the decreased net sales.
         (d) Decreases in accrued expenses and accounts payable used $3,087,000 of cash from liabilities associated with purchases of material to support customer orders.

INVESTING ACTIVITIES: Investing activities used net cash of $839,000 mainly relating to the completion of the new manufacturing/office facility in Korea.

FINANCING ACTIVITIES: Financing activities used net cash of $1,674,000, comprising:

         (a)      Payments of the Korean line of credit used $1,211,000.
         (b)      Payments of long-term debt used $585,000.
         (c)      Proceeds from stock options exercised provided $122,000.

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS: The effect of translating the Korean financial statements, which were prepared in Won, to U.S. dollars, increased cash by approximately $6,000 during the year. The effect of translating the Chinese financial statements, which were prepared in Yuan to U.S. dollars, had minimal effect on cash for the year.


RESULTS OF OPERATIONS
FISCAL YEAR ENDED JUNE 1, 2003

                                                      Increase  /  (Decrease)
                            Fiscal       Fiscal       -----------------------
         ($000)             2003         2002         Amount      Percent
                            -------------------------------------------------
         Net Sales          $41,479      $41,032        $447        1%
         Operating Loss      (7,511)      (4,024)     (3,487)     (87)

Net sales were $41,479,000 for fiscal 2003, up 1% from $41,032,000 for fiscal 2002. The increase is due to $2,360,000 in sales resulting from the acquisition of certain assets and certain liabilities of Power General and an increase in sales into the Asia Pacific area of $4,249,000, offset by a decrease in sales to North America and Europe of $6,162,000.

The gross margin for fiscal 2003 was 20.3%, compared to 19.4% for fiscal 2002. Margins increased primarily due to a fiscal 2002 inventory write-down of $999,000 and offset by lower margin on the products sold from the acquisition of Power General of $500,000.

Operating expenses increased to $15,930,000 for fiscal 2003 compared to $11,968,000 in fiscal 2002 primarily due to the following factors: First, the July 2002 acquisition of certain assets and certain liabilities of Power General increased costs from fiscal 2002 by $2,654,000 principally due to hiring engineering and sales staff formerly employed at Power General. The Company expects approximately $1,732,000 of this expense will continue in fiscal 2004. Second, transition costs of $404,000 for temporary operations in the current Power General location. The transition for the manufacturing of these products is complete and these costs will not continue. Third, recognition of impairment of $1,153,000 in goodwill related to the LZR acquisition. During the fourth quarter of fiscal 2003, the annual goodwill impairment test was performed and the fair value of the Company was assessed to determine whether goodwill carried was impaired and the extent of such impairment. After performing this evaluation it was evident that impairment of goodwill had occurred because of a decline in revenues for the fourth quarter compared to forecasted revenues, as well as a significant increase in the fourth quarter loss compared to forecast. The Company did not perform an impairment test prior to the fourth quarter as there wasn't an event that had occurred or circumstances had changed in such a manner to warrant an impairment test prior to the fourth quarter. Fourth, these items were offset by a decrease in bad debt expense for fiscal 2003 when compared to fiscal 2002. In fiscal 2002 the Company recognized $1,186,000 of additional bad debt expense for accounts that were uncollectible.

The Company's order backlog at June 1, 2003 totaled $13,850,000 compared to $9,310,000 at June 2, 2002. The backlog has increased in Asia by $1,400,000 due to increased order activity, and domestic backlog has increased by $3,000,000 due to a purchase order from a customer covering a one-year period.

Nonoperating expense is $393,000 for fiscal 2003 compared to $234,000 in fiscal 2002. The increase is primarily from (1) lower interest income in fiscal year 2003 compared to fiscal year 2002 of $68,000, and (2) currency exchange rate gains by the Korean subsidiary of $123,000 less in fiscal 2003 as compared to fiscal 2002. The Company incurred interest expense of $435,000 in fiscal 2003 and $495,000 in fiscal 2002. The decrease is due to the decrease in bank debt in Korea.

The effective tax rate was a benefit of 4.3% for fiscal year 2003 compared to a benefit of 16.3% for fiscal year 2002, and expense of 37.6% for fiscal year 2001. The benefit in 2003 reflects the utilization of the remaining US loss carrybacks but no benefit for the $3,600,000 US loss carryforwards from 2003, or any foreign loss carryforwards generated in fiscal year 2003, because a full valuation allowance has been set up for the loss carryforwards due to the determination that currently the realization of the deferred tax asset is not more likely than not.

FISCAL YEAR ENDED JUNE 2, 2002

                                                      Increase  /  (Decrease)
                            Fiscal       Fiscal       -----------------------
         ($000)             2002         2001         Amount      Percent
                            -------------------------------------------------
         Net Sales          $41,032      $85,692    $(44,660)     (52)%
         Operating Income
           (Loss)            (4,024)       3,429      (7,453)    (217)

Net sales were $41,032,000 for fiscal 2002, down 52% from $85,692,000 for fiscal 2001. The decrease was due to significantly lower power supply shipments to major OEMs of telecommunication/data communication equipment of $40,071,000 and computer and computer peripheral equipment of $9,752,000 primarily due to the economic slowdown. The decrease was partially offset by an increase in shipments to the medical markets of $2,099,000 and the industrial markets of $3,064,000.

The gross margin for fiscal 2002 was 19.4%, compared to 21.8% for fiscal 2001. Margins were decreased primarily due to an inventory write-down of $999,000 due to the identification of obsolete inventory caused by the continued economic slowdown.

Operating expenses decreased in fiscal 2002 to $11,968,000 compared to $15,228,000 in fiscal 2001 primarily due to the following factors: First, the decreased sales decreased the commission expense of the Company by $1,120,000. Second, the Company has been decreasing expenses and increasing efficiencies during fiscal 2002, which decreased the operating expenses by $2,993,000. Third, these items were offset by increased bad debt expense of $818,000.

The Company's order backlog at June 2, 2002 totaled $9,310,000 compared to $10,792,000 at June 3, 2001.

Nonoperating expense is $234,000 for fiscal 2002 compared to nonoperating income of $172,000 for the same period in fiscal 2001. The decrease in income is primarily from (1) the gain on the sale of securities in fiscal 2001 of $56,000, and (2) currency exchange rate gains by the Korean subsidiary of $400,000 less in fiscal 2002 as compared to fiscal 2001. The Company incurred interest expenses of $495,000 in fiscal 2002 and $537,000 in fiscal 2001. The decrease is due to the decrease in bank debt in Korea.

The effective tax rate was a benefit of 16.3% for fiscal year 2002 compared to an expense of 37.6% for fiscal year 2001, and expense of 36.3% for fiscal year 2000. The benefit in 2002 reflects the utilization of the US loss carrybacks but no benefit for any foreign losses due to a full valuation allowance has been set up for the loss carryforwards due to the determination that currently the realization is not more likely than not.

INFORMATION ABOUT PRODUCTS AND SERVICES: The Company's business operations are composed of principally one activity--the design, manufacture and sale of equipment for converting electric power to a level used by OEMs principally in computer peripherals, data communications/telecommunications and medical markets to charge batteries and/or power equipment. The Company supports these power requirements by making available to the OEM products that have various technical features. These products are managed as one product segment under the Company's internal organizational structure, and the Company does not consider any financial distinctive measures, including net profitability and segmentation of assets, to be meaningful to performance assessment.

On July 16, 2002, the Company purchased a portion of the operating assets of the Power General division of Nidec America Corporation. The Power General division developed, manufactured, and sold high-efficiency DC/DC converters and custom power supplies at various power levels up to 1200 watts under the Power General brand name. Pursuant to the Purchase Agreement, the Company paid the Seller $366,000 in cash and issued $2,074,000 face amount of the Company's newly created Series B 7% Convertible Preferred Stock, no par value (the Preferred Stock). The Preferred Stock issued to the Seller is convertible into 488,000 shares of the Company's common stock. In addition, in lieu of paying a cash dividend, the Company may issue shares of its common stock to pay the quarterly dividend payable on outstanding shares of Preferred Stock. During fiscal 2003, the Company issued 51,177 shares of its common stock in lieu of paying cash dividends to the holder of the Preferred Stock. The Company has filed a registration statement covering the shares of common stock issuable upon conversion of the Preferred Stock with the Securities and Exchange Commission. The Company maintains Power General's engineering group in Massachusetts and moved Power General's manufacturing operations and related functions to Ault's other facilities in North America and Asia.

INFORMATION ABOUT REVENUE BY GEOGRAPHY

Distribution of revenue from the U.S., from each foreign country that is the source of significant revenue, and from all other foreign countries as a group are as follows:

                                                        Fiscal Year Ended
                                                   June 1,           June 2,
                                                      2003              2002
                                                    ($000)            ($000)
                                                    ------            ------

         U.S.                                      $26,352           $27,693
         Canada                                        819             1,041
         Ireland                                        89               632
         Korea                                       5,483             4,952
         Belgium                                         5               215
         China                                       5,302             2,686
         Other Foreign                               3,429             3,813
                                                   -------           -------
         Total                                     $41,479           $41,032
                                                   =======           =======

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligation to pay for trade receivable invoices.

IMPACT OF FOREIGN OPERATIONS AND CURRENCY CHANGES

Products manufactured by the Korean subsidiary comprised a large portion of total sales. The Company will experience normal valuation changes as the Korean and Chinese currencies fluctuate. The effect of translating the Korean and Chinese financial statements resulted in a net asset value increase of $35,000 during the year, the majority relating to the Korean currency fluctuations.

FORWARD LOOKING STATEMENTS

From time to time, in reports filed with the Securities and Exchange Commission
(SEC), in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future results of operations or business developments that are typically preceded by the words "believes," "expects," "anticipates," "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by original equipment manufacturers (OEMs) in the telecommunications, data communications, medical and other markets; buying patterns of the Company's existing and prospective customers; the impact of new products introduced by competitors; delays in new product introductions; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components; dependence on outside contractors; reliance on third-party distribution; unanticipated expenses related to integration of manufacturing and personnel from acquisitions, such as the acquisition of the Power General assets; dependence on foreign manufacturing and other operations; and other risks affecting the Company's target markets generally.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations and commercial commitments as of June 1, 2003 (in thousands):

                             Payments due by Period

                                     Less than     1-3        4-5       After
                              Total    1 year      years     years     5 years
Contractual Obligations:
Long-term debt               $3,043     $560       $335       $372     $1,776
Operating leases                949      229        379        340
        Total contractual
           obligations       $3,992     $789       $714       $712     $1,776

ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. As a result, the Company changed the method of accounting for certain sales transactions. Historically, the Company recognized revenue upon shipment of products to certain international customers because, even though some products were shipped FOB destination, we used a common carrier and thus gave up substantially all the risks of ownership. Under the new accounting method adopted retroactive to May 29, 2000, the Company now recognizes revenue at the time risk of ownership passes. The cumulative effect of the change on prior years resulted in a charge to income of $50,000 (net of taxes of $27,000) for the year ended June 3, 2001.

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. The adoption of SFAS 141 did not have an impact on the Company's statements of consolidated operations, financial position or cash flows. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. In fiscal 2002, 2001 and 2000 the amortization expense was $100,000 each year. On June 3, 2002, we adopted SFAS No. 142, and the initial impairment test was performed and it was determined that there was no goodwill impairment on June 3, 2002. During the fourth quarter of fiscal 2003, the annual goodwill impairment test was performed and the fair value of the Company was assessed to determine whether goodwill carried was impaired and the extent of such impairment. After performing this evaluation it was evident that impairment of goodwill had occurred because of a decline in revenues for the fourth quarter compared to forecasted revenues, as well as a significant increase in the fourth quarter loss compared to forecast. The Company did not perform an impairment test prior to the fourth quarter as there wasn't an event that had occurred or circumstances had changed in such a manner to warrant an impairment test prior to the fourth quarter. Accordingly, an impairment charge of $1,153,153 was recorded in the fourth quarter of fiscal 2003.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING TRANSACTIONS. SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS No. 144 on June 3, 2002 and it did not have an effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which nullifies EITF Issue No. 94-3. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted SFAS No. 146 effective January 1, 2003 and it did not have an impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, which amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on the Company's consolidated balance sheet or results of operations.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS

No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued prior to June 1, 2003 SFAS No. 150 is effective for the Company in the second quarter of fiscal year 2004. Management is assessing the impact that SFAS No. 150 may have on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this Interpretation are effective for all guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made the additional required disclosures in this report; see Note 3 regarding product warranty liability. The Company has no guarantees of others which require disclosure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences foreign currency gains and losses, which are reflected in the financial statements, due to the strengthening and weakening of the U.S. dollar against currencies of the Company's foreign subsidiaries. The Company anticipates that it will continue to have exchange gains or losses in the future. The Company realized an exchange loss of $23,000 for fiscal 2003, and an exchange gain $100,000 for fiscal 2002, and a $500,000 gain for fiscal 2001.

As of June 1, 2003, the Company only had fixed rate debt outstanding. Thus, interest rate fluctuations would not impact interest expense or cash flows. If the Company were to undertake additional debt, interest rate changes could impact earnings and cash flows.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(a)      Financial Statements
           Index to Consolidated Financial Statements
                                                                            Page

         *    Independent Auditors' Report                                   23

         *    Consolidated Balance Sheets, June 1, 2003 and June 2, 2002     24

         *    Consolidated Statements of Operations for the Years Ended
              June 1, 2003, June 2, 2002, and June 3, 2001                   26

         *    Consolidated Statements of Stockholders' Equity for the
              Years Ended June 1, 2003, June 2, 2002, and June 3, 2001       27

         *    Consolidated Statements of Cash Flows for the Years Ended
              June 1, 2003, June 2, 2002, and June 3, 2001                   28

         *    Notes to Consolidated Financial Statements                     29

(b)      Supplemental Financial Information

         *    Quarterly Financial Data                                       44

                          INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Ault Incorporated and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Ault Incorporated and Subsidiaries (the Company) as of June 1, 2003 and June 2, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 1, 2003. Our audits also included the financial statement schedule listed in the index as
Item 15.(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ault Incorporated and Subsidiaries as of June 1, 2003 and June 2, 2002 and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill in fiscal 2003.

Deloitte & Touche LLP

Minneapolis, Minnesota
August 18, 2003 (August 29, 2003 as to Note 5)

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 1, 2003 AND JUNE 2, 2002

--------------------------------------------------------------------------------

ASSETS                                                          JUNE 1,      JUNE 2,
                                                                 2003         2002
CURRENT ASSETS:
     Cash and cash equivalents                               $ 1,099,602   $ 4,775,190
     Trade receivables, less allowance for doubtful
         accounts of $500,000 in 2003; $320,000 in
         2002 (Note 13)                                        7,417,098     7,012,451
     Inventories (Note 2)                                      9,867,943     8,501,505
     Prepaid and other expenses                                1,064,065     2,299,333
     Deferred tax asset (Note 6)                                               251,800
                                                             -----------   -----------
          Total current assets                                19,448,708    22,840,279

OTHER ASSETS:
     Goodwill (Note 4)                                                       1,153,153
     Other                                                       332,902       261,309
                                                             -----------   -----------
                                                                 332,902     1,414,462

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                      1,734,674     1,704,285
     Building and leasehold improvements                       7,845,238     7,780,394
     Machinery and equipment                                   8,961,099     7,586,102
     Office furniture and equipment                            1,887,099     1,479,416
     Data processing equipment                                 2,226,545     2,234,154
                                                             -----------   -----------
                                                              22,654,655    20,784,351

         Less accumulated depreciation                         9,371,348     8,342,105
                                                             -----------   -----------
                                                              13,283,307    12,442,246
                                                             -----------   -----------
                                                             $33,064,917   $36,696,987
                                                             ===========   ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 1, 2003 AND JUNE 2, 2002

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                 JUNE 1,          JUNE 2,
                                                                      2003             2002
CURRENT LIABILITIES:
    Note payable to bank (Note 5)                                 $  3,103,594    $  2,889,636
    Current maturities of long-term debt (Note 5)                      560,110         281,507
    Accounts payable                                                 5,695,507       4,717,356
    Accrued compensation                                             1,162,348         434,799
    Accrued commissions                                                300,203         285,578
    Other                                                              195,537         147,864
                                                                  ------------    ------------
                 Total current liabilities                          11,017,299       8,756,740

LONG-TERM DEBT, less current maturities (Note 5)                     2,483,254       2,753,747
DEFERRED TAX LIABILITY(Note 6)                                          23,242         273,639
RETIREMENT AND SEVERANCE BENEFITS (Note 1)                             147,808         160,129

COMMITMENTS AND CONTINGENCIES (Note 11)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
     No par value, 2,074 shares issued and outstanding (Note 8)      2,074,000

STOCKHOLDERS' EQUITY (Notes 7, 9, and 10):
    Preferred stock, no par value; authorized 1,000,000 shares;
        none issued
    Common stock, no par value; authorized 10,000,000 shares;
        issued and outstanding 4,648,499 shares in 2003;
        4,563,610 shares in 2002                                    21,026,162      20,857,629
    Notes receivable arising from the sale of common stock             (45,000)       (100,000)
    Accumulated other comprehensive loss                              (886,450)       (921,572)
    (Accumulated deficit)/retained earnings                         (2,775,398)      4,916,675
                                                                  ------------    ------------
                 Total stockholders equity                          17,319,314      24,752,732
                                                                  ------------    ------------
                                                                  $ 33,064,917    $ 36,696,987
                                                                  ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

                                                         JUNE 1,        JUNE 2,           JUNE 3,
                                                          2003           2002              2001
NET SALES                                             $ 41,479,010    $ 41,031,854    $ 85,691,580

COST OF GOODS SOLD                                      33,060,018      33,087,745      67,034,317
                                                      ------------    ------------    ------------
              Gross profit                               8,418,992       7,944,109      18,657,263

OPERATING EXPENSES:
     Marketing                                           4,933,895       3,548,104       6,016,358
     Design engineering                                  4,225,627       2,393,899       2,881,898
     General and administrative                          5,617,704       6,025,791       6,329,300
     Goodwill impairment                                 1,153,153
                                                      ------------    ------------    ------------
                                                        15,930,379      11,967,794      15,227,556
                                                      ------------    ------------    ------------
OPERATING (LOSS) INCOME                                 (7,511,387)     (4,023,685)      3,429,707

NONOPERATING INCOME (EXPENSE):
     Interest expense                                     (434,714)       (495,356)       (536,890)
     Interest income                                        24,894          93,482         162,126
     Other                                                  17,176         167,707         546,432
                                                      ------------    ------------    ------------
                                                          (392,644)       (234,167)        171,668
                                                      ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                       (7,904,031)     (4,257,852)      3,601,375

INCOME TAX EXPENSE (BENEFIT) (Note 6)                     (340,200)       (694,126)      1,355,191
                                                      ------------    ------------    ------------
NET INCOME (LOSS) BEFORE ACCOUNTING CHANGE              (7,563,831)     (3,563,726)      2,246,184

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
   NET OF TAX                                                                              (49,995)
                                                      ------------    ------------    ------------
NET INCOME (LOSS)                                       (7,563,831)     (3,563,726)      2,196,189

PREFERRED STOCK DIVIDENDS                                 (128,242)
                                                      ------------    ------------    ------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK          $ (7,692,073)   $ (3,563,726)   $  2,196,189
                                                      ============    ============    ============

EARNINGS (LOSS) PER SHARE (Note 1):
     Basic:
         Net income (loss) before accounting change   $      (1.67)   $      (0.78)   $       0.50
         Cumulative effect of accounting change                                              (0.01)
                                                      ------------    ------------    ------------
         Basic earnings (loss) per share              $      (1.67)   $      (0.78)   $       0.49
                                                      ============    ============    ============
     Diluted:
         Net income (loss) before accounting change   $      (1.67)   $      (0.78)   $       0.48
         Cumulative effect of accounting change                                              (0.01)
                                                      ------------    ------------    ------------
         Diluted earnings (loss) per share            $      (1.67)   $      (0.78)   $       0.47
                                                      ============    ============    ============

     Weighted average common shares outstanding:
         Basic                                           4,596,882       4,541,322       4,493,120
         Diluted                                         4,596,882       4,541,322       4,691,290

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

                                                                               NOTES                    ACCUMULATED
                                                                             RECEIVABLE                   OTHER
                                                        COMMON STOCK         FROM SALE                 COMPREHENSIVE     TOTAL
                                                 -------------------------   OF COMMON     RETAINED        INCOME     STOCKHOLDERS'
                                                  SHARES        AMOUNT         STOCK       EARNINGS        (LOSS)        EQUITY
BALANCE AT MAY 28, 2000                          4,445,432    $20,275,483    $(145,000)   $ 6,222,873    $(548,074)   $25,805,282

Comprehensive income:
     Net income                                                                             2,196,189                   2,196,189
     Net change in foreign currency
         translation adjustment                                                                           (387,186)      (387,186)
                                                                                                                      -----------
              Total comprehensive income                                                                                1,809,003
Issuance of 90,945 shares of common
     stock in accordance with stock purchase
     plan and stock option plan (Notes 7 and 9)     90,945        285,230                                                 285,230
Adjust retained earnings for the change in
     subsidiary fiscal year end                                                                61,339                      61,339
7,855 shares of common stock acquired and
     retired for payment of receivables             (7,855)       (57,927)      45,000                                    (12,927)
Income tax benefit from stock options
     exercised                                                    131,000                                                 131,000
Stock compensation                                                 50,134                                                  50,134
                                                 ---------    -----------    ---------    -----------    ---------    -----------

BALANCE AT JUNE 3, 2001                          4,528,522     20,683,920     (100,000)     8,480,401     (935,260)    28,129,061

Comprehensive loss:
     Net loss                                                                              (3,563,726)                 (3,563,726)
     Net change in foreign currency
         translation adjustment                                                                             13,688         13,688
                                                                                                                      -----------
              Total comprehensive loss                                                                                 (3,550,038)
Issuance of 35,088 shares of common
     stock in accordance with stock purchase
     plan and stock option plan (Notes 7 and 9)     35,088        121,981                                                 121,981
Income tax benefit from stock options
     exercised                                                     51,728                                                  51,728
                                                 ---------    -----------    ---------    -----------    ---------    -----------
BALANCE AT JUNE 2, 2002                          4,563,610     20,857,629     (100,000)     4,916,675     (921,572)    24,752,732

Comprehensive loss:
     Net loss                                                                              (7,692,073)                 (7,692,073)
     Net change in foreign currency
         translation adjustment                                                                             35,122         35,122
                                                                                                                      -----------
              Total comprehensive loss                                                                                 (7,656,951)
Issuance of 33,712 shares of common
     stock in accordance with stock purchase
     plan and stock option plan (Notes 7 and 9)     33,712         59,648                                                  59,648
Write-off of stock receivable                                                   55,000                                     55,000
Issuance of 51,177 shares of common
     stock in accordance with redeemable
     preferred stock                                51,177        108,885                                                 108,885
                                                 ---------    -----------    ---------    -----------    ---------    -----------

BALANCE AT JUNE 1, 2003                          4,648,499    $21,026,162    $ (45,000)   $(2,775,398)   $(886,450)   $17,319,314
                                                 =========    ===========    =========    ===========    =========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

                                                                                JUNE 1,        JUNE 2,        JUNE 3,
                                                                                 2003           2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $(7,563,831)   $(3,563,726)   $ 2,196,189
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation                                                          1,029,287        972,230        991,031
         Amortization                                                                           100,274        100,275
         Allowance for doubtful accounts                                         230,000      1,416,000        598,000
         Adjustment related to change in subsidiary year-end                                                    61,339
         Goodwill impairment                                                   1,153,153
         Stock compensation                                                                                     50,134
         Realized gain from the sale of securities available for sale                                          (56,060)
         Deferred taxes                                                           (1,242)       172,283        132,000
         Change in assets and liabilities, net of effect of acquisition:
              (Increase) decrease in:
                  Trade receivables                                              209,723      3,321,769      2,924,698
                  Inventories                                                    (20,264)     4,226,425        817,715
                  Prepaid and other expenses                                    (241,717)    (1,061,044)       (40,167)
              Increase (decrease) in:
                  Accounts payable                                               825,932       (795,834)    (6,127,775)
                  Accrued expenses                                               617,099       (864,905)       261,680
                  Income tax payable/receivable                                  582,450       (364,895)        43,850
                                                                             -----------    -----------    -----------
                       Net cash provided by (used in) operating activities    (3,179,410)     3,558,577      1,952,909
                                                                             -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                         (272,867)      (838,703)    (3,161,004)
     Power General acquisition, net of cash acquired                            (366,000)
     Proceeds from the sale of securities                                                                      553,521
                                                                             -----------    -----------    -----------
                       Net cash used in investing activities                    (638,867)      (838,703)    (2,607,483)
                                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on revolving credit agreement                     289,607     (1,211,131)     2,511,318
     Write-off of notes receivable arising from sale of common stock              55,000
     Proceeds from issuance of common stock                                       59,648        121,981        227,303
     Payments received from notes receivable arising from sale of
         common stock                                                                                           45,000
     Principal payments on long-term borrowings                                 (281,507)      (584,905)      (750,826)
                                                                             -----------    -----------    -----------
                       Net cash provided by (used in) financing activities       122,748     (1,674,055)     2,032,795
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
     CHANGES ON CASH                                                              19,941          5,990        (73,511)
                                                                             -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (3,675,588)     1,051,809      1,304,710

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 4,775,190      3,723,381      2,418,671
                                                                             -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $ 1,099,602      4,775,190      3,723,381
                                                                             ===========    ===========    ===========

NON-CASH TRANSACTION:
         Issuance of redeemable convertible preferred stock to acquire
              Power General                                                  $ 2,074,000
         Issuance of common stock to pay preferred stock dividends               108,885
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash payments for:
         Interest (net of capitalized interest of  $55,010 in 2001)          $   434,714    $   495,356    $   536,890
         Taxes                                                                                  171,819      1,446,117

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

1.       NATURE OF BUSINESS, MANAGEMENT PLANS, AND SIGNIFICANT ACCOUNTING
         POLICIES

         NATURE OF BUSINESS - Ault Incorporated and Subsidiaries (the Company) operate in one business segment which includes the design, manufacturing, and marketing of power conversion products, principally to original equipment manufacturers of data communications equipment, microcomputers and related peripherals, telecommunications equipment, and portable medical equipment. Sales are to customers worldwide, and credit is granted based upon the credit policies of the Company.

         MANAGEMENT PLANS - The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stock of $7,692,073 in 2003 and $3,563,726 in 2002 and at June 1, 2003 had an accumulated deficit of $2,775,398. The Company utilized $3,179,410 of cash for operating activities in 2003. Future operations require the Company to borrow additional funds. The Company has a financing agreement, which includes a $1,250,000 line-of-credit agreement through April 30, 2005. There was not an outstanding balance on this line-of-credit at June 1, 2003, however, during fiscal 2003 the Company violated the financing agreements covenants and subsequent to year-end received a waiver and an amended agreement with less restrictive covenants. The Company believes they can remain in compliance with the agreement, as amended, throughout fiscal 2004. The Company is taking steps to reduce expenses, improve cash flow and return to profitability, including the consolidation of its manufacturing operations. This consolidation includes the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault's other manufacturing plants. Ault's engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility. The consolidation is anticipated to take up to four months to complete to ensure continuing service to Ault's global customer base.

         Based on available funds, current plans and business conditions management believes that the Company's available cash, borrowings and amounts generated from operations, will be sufficient to meet the Company's cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If management's plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

         A summary of the Company's significant accounting policies follows:

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Ault Incorporated and its wholly owned subsidiaries, Ault Shanghai, Ault Xianghe Co. Ltd., and Ault Korea Corporation. All intercompany transactions have been eliminated. The foreign currency translation adjustment represents the translation into United States dollars of the Company's investment in the net assets of its foreign subsidiary in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52.

         FISCAL YEAR - The Company operates on a 52 to 53-week fiscal year. The fiscal years for the financial statements presented end on June 1, 2003, June 2, 2002, and June 3, 2001. The years ended June 1, 2003 and June 2, 2002 contain 52 weeks while the year-ended June 3, 2001 contains 53 weeks. The Company's foreign subsidiaries have an April 30 fiscal year-end, and the Company consolidates the subsidiaries for financial reporting purposes on a one-month lag basis to facilitate timely and accurate consolidation and in order to meet financial reporting deadlines of the Company.

         CASH AND CASH EQUIVALENTS - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of short-term commercial paper.

         INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market.

         GOODWILL - In June 2001, the Financial Accounting Standards Board
         (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The Company adopted these standards on June 2, 2002. Under the new rules, goodwill is no longer amortized but will be reviewed annually for impairment. Refer to Note 4 for details about the adoption of this standard and the results of initial and annual impairment tests.

         DEPRECIATION - Depreciation is based on the estimated useful lives of the individual assets. The method and estimated useful lives are as follows:

                                              Method                     Years

         Building                             Straight-line                 36
         Machinery and equipment              Straight-line               3-10
         Office furniture and equipment       Straight-line               5-15
         Data processing equipment            Straight-line                3-5
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

         REVENUE RECOGNITION - The Company recognizes revenue for all domestic shipments at the shipping point. The terms for the domestic shipments are FOB shipping point. For international shipments the Company recognizes revenue at the time risk of ownership passes. All of the Company's product held by distributors are stocked for OEM's and are noncancelable, and nonreturnable. Payment from distributors are no different than other customers, 0.5% 10 net 30.

         FREIGHT BILLING/EXPENSE - Customer billings for freight are included in sales, and the freight costs are included in costs of sales in accordance with Emerging Issues Task Force (EITF) No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS.

         DESIGN ENGINEERING - Design engineering costs are those incurred for research, design, and development of new products and redesign of existing products. These costs are expensed as incurred.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

         ADVERTISING EXPENSE - The Company expenses advertising costs as incurred. Advertising expenses of approximately $76,000, $45,000, and $106,000 were charged to operations during the years ended June 1, 2003, June 2, 2002, and June 3, 2001, respectively.

         INCOME TAXES - Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the cumulative losses over the past two years, and the full utilization of the loss carryback potential, the Company concluded that a full valuation allowance against the net deferred tax assets was appropriate. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         STOCK COMPENSATION - The Company's 1986 and 1996 stock option plan has reserved 600,000 and 1,200,000 common shares, respectively, for issuance under qualified and nonqualified stock options for its key employees and directors. Option prices are the market value of the stock at the time the option was granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for the stock option plan, as all options were issued with exercised prices at or above fair value. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2003, 2002, and 2001 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have changed to the pro forma amounts indicated below:

                                                                JUNE 1,            JUNE 2,            JUNE 3,
                                                                 2003               2002                2001
         Net income (loss), as reported                      $(7,692,073)      $(3,563,726)         $2,196,189
         Net income (loss), pro forma                         (8,092,340)       (4,237,331)          1,709,021
         Net income (loss), per share, basic, as reported          (1.67)            (0.78)               0.49
         Net income (loss), per share, diluted, as reported        (1.67)            (0.78)               0.47
         Net income (loss), per share, basic, pro forma            (1.76)            (0.93)               0.38
         Net income (loss), per share, diluted, pro forma          (1.76)            (0.93)               0.36

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001:

                                             JUNE 1,         JUNE 2,         JUNE 3,
                                              2003            2002            2001
         Expected dividend yields          $       --     $       --      $        --
         Expected stock price volatility        73.63%          59.38%          76.58%
         Risk-free interest rate                 2.01%           4.81%           6.63%
         Expected life of options           7.55 years      7.74 years      7.41 years

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

         LONG-LIVED ASSETS - In accordance with SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, the Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future undiscounted cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

         EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period adjusted by common share equivalents related to stock options, warrants, and the employee stock purchase plan. Options to purchase 1,093,426, 978,926, and 299,527 shares of common stock were outstanding at the fiscal years ended June 1, 2003, June 2, 2002, and June 3, 2001, respectively, but were excluded from the computation of common stock equivalents because they were anti-dilutive.

         The following table reflects the calculation of basic and diluted earnings per share:

                                                               JUNE 1,           JUNE 2,          JUNE 3,
                                                                2003              2002              2001
         Numerator -
            Income (loss)                                   $(7,692,073)       $(3,563,726)      $2,196,189
                                                            ------------       ------------      ----------
         Denominator:
            Basic - weighted-average shares outstanding        4,596,882          4,541,322       4,493,120
            Effect of dilutive shares:
                 Stock options outstanding and employee
                   stock purchase plan                                                              198,170
                                                            ------------       ------------      ----------
            Diluted - weighted-average shares outstanding      4,596,882          4,541,322       4,691,290
                                                            ------------       ------------      ----------

         Basic earnings (loss) per share                    $     (1.67)       $     (0.78)      $     0.49
                                                            ============       ============      ==========

         Diluted earnings (loss) per share                  $     (1.67)       $     (0.78)      $     0.47
                                                            ============       ============      ==========

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

         COMPREHENSIVE LOSS - The Company's fiscal 2003 comprehensive income consists of net loss and foreign currency translation adjustments.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

         ACCOUNTING PRONOUNCEMENTS - In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. As a result, the Company changed the method of accounting for certain sales transactions. Historically, the Company recognized revenue upon shipment of products to certain international customers because, even though some products were shipped FOB destination, the Company and customers used a common carrier and thus gave up substantially all the risks of ownership. Under the new accounting method adopted retroactive to May 29, 2000, the Company now recognizes revenue at the time risk of ownership passes. The cumulative effect of the change on prior years resulted in a minor noncash charge to income of $50,000 (net of taxes of $27,000) for the year ended June 3, 2001.

         In June 2001, the FASB approved for issuance SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. The adoption of SFAS 141 did not have an impact on the Company's statements of consolidated operations, financial position or cash flows. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. In fiscal 2002, 2001 and 2000, the amortization expense was $100,000 each year. On June 3, 2002, we adopted SFAS No. 142, and the initial impairment test was performed and it was determined that there was no goodwill impairment on June 3, 2002. During the fourth quarter of fiscal 2003, the annual goodwill impairment test was performed and the fair value of the Company was assessed to determine whether goodwill carried was impaired and the extent of such impairment. After performing this evaluation it was evident that impairment of goodwill had occurred because of a decline in revenues for the fourth quarter compared to forecasted revenues, as well as a significant increase in the fourth quarter loss compared to forecast. The Company did not perform an impairment test prior to the fourth quarter as there wasn't an event that had occurred or circumstances had changed in such a manner to warrant an impairment test prior to the fourth quarter. Accordingly, an impairment charge of $1,153,153 was recorded in the fourth quarter of fiscal 2003.

         In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING TRANSACTIONS. SFAS No. 144 requires that long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS No. 144 on June 3, 2002, and it did not have an effect on its financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146,ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which nullifies EITF Issue No. 94-3. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue No. 94-3. The Company adopted SFAS No. 146 effective January 1, 2003 and it did not have an impact on its financial position or results of operations.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

         In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, which amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have an impact on the Company's consolidated balance sheet or results of operations.

         In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued prior to June 1, 2003, SFAS No. 150 is effective for the Company in the second quarter of fiscal year 2004. Management is assessing the impact that SFAS No. 150 may have on the Company's financial statements.

         In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this Interpretation are effective for all guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made the additional required disclosures in this report; see Note 3 regarding product warranty liability. The Company has no guarantees of others, which require disclosure.

2.       INVENTORIES

         The components of inventory at June 1, 2003 and June 2, 2002 are as follows:

                                                JUNE 1,            JUNE 2,
                                                 2003               2002

         Raw materials                        $6,019,803         $4,608,937
         Work-in-process                       1,163,304            788,456
         Finished goods                        2,684,836          3,104,112
                                              ----------         ----------
                                              $9,867,943         $8,501,505
                                              ==========         ==========

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

3.       WARRANTY

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

                Beginning Balance               $ 113
                Charges and Costs Accrued         193
                Less Repair Incurred             (172)
                                                -----
                Ending Balance                  $ 134
                                                =====

4.       GOODWILL

         The Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on June 3, 2002. Under this standard, purchased goodwill is no longer amortized over its useful life. Rather, goodwill is subject to a periodic impairment test based on its fair value. The adoption of the standard required an initial impairment test as of June 3, 2002. The Company used the income approach to measure the fair value. Under the income approach, value is dependent on the present value of future economic benefits to be derived from ownership. Future net cash flows available for distribution are discounted at market-based rates of return to provide indications of value. Based upon this analysis, it was determined that the current goodwill balances were not impaired as of June 3, 2002.

         During the fourth quarter of fiscal 2003, the annual goodwill impairment test was performed and assessed the fair value of the Company to determine whether goodwill was impaired and the extent of such impairment. The income approach was used to measure the fair value of goodwill. After performing this evaluation an impairment charge for goodwill was recorded caused primarily because of a decline in actual revenues for the fourth quarter compared to forecasted revenues. In addition, for the last month of fiscal 2003, the Company incurred a net loss of $1,084,000 compared to the forecast of a profit of $158,000. Accordingly, an impairment charge of $1,153,153 was recorded in the fourth quarter of fiscal 2003.

         The following table adjusts net loss for goodwill amortization expense recognized for the periods included in the table.

         Amounts in thousands, except per share amounts

                                                                    Year Ended
                                                           -------------------------------
                                                            June 1,   June 2,     June 3,
                                                             2003       2002        2001
                                                           -------    -------     --------
          Reported net (loss) income                       $(7,692)   $(3,564)    $2,196

          Add back goodwill amortization, net of tax            --        100        100
                                                           -------    -------     ------
          Pro forma adjusted net loss                       (7,692)    (3,464)     2,296
                                                           =======    =======     ======

          Basic net (loss) income per share:
            Reported net (loss) income                     $ (1.67)   $ (0.78)    $ 0.49
            Goodwill amortization, net of tax                   --       0.02       0.02
                                                           --------   --------    -------
          Pro forma adjusted basic net (loss) income
            per share                                      $ (1.67)   $ (0.76)    $ 0.51
                                                           ========   ========    =======

          Diluted net (loss) income per share:
            Reported net (loss) income                     $ (1.67)   $ (0.78)    $ 0.47
            Goodwill amortization, net of tax                    -       0.02       0.02
                                                           --------   --------    -------
          Pro forma adjusted diluted net (loss) income
            per share                                      $ (1.67)   $ (0.76)    $ 0.49
                                                           ========   ========    =======

          Common and equivalent shares outstanding:
            Basic                                            4,597      4,541      4,493
            Diluted                                          4,597      4,541      4,691

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

         The following table shows the Company's year to date activity for its goodwill (in thousands):

                Beginning Balance             $ 1,153

                Purchased Goodwill                 --

                Less Goodwill Impaired         (1,153)
                                              -------
                Ending Goodwill Balance       $    --
                                              =======


5.       FINANCING ARRANGEMENT AND LONG-TERM DEBT

         FINANCING ARRANGEMENT - The Company has a financing agreement, which includes a $1,250,000 revolving line-of-credit agreement through April 30, 2005. Interest on advances is at the prime rate plus 2% (prime plus 7% default rate) for fiscal year 2003 and prime plus 2.8% for fiscal year 2002. The rate at June 1, 2003 was 11.00% and on June 2, 2002 the rate was 7.55%. All advances are due on demand and are secured by all assets of the Company. The Company's financing agreement contains restrictive financial covenants. These covenants require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2003, the Company's actual capital base did not meet the minimum capital base of the credit agreement. The Company has received a waiver and amendment for this covenant. Following the August 29, 2003 waiver, the Company believes the provisions imposed by this credit agreement are achievable based on the Company's expected operating results for the next year. There were no advances outstanding on the revolving line of credit at June 1, 2003 or June 2, 2002. Also, the Company's Korean subsidiary maintains an unsecured $4,150,000 credit facility agreement to cover bank overdrafts, short-term financing, and export financing at a rate of 6.25% on June 1, 2003 and June 2, 2002. Advances outstanding relating to the Korean facility were $3,103,594 and $2,889,636 at June 1, 2003 and June 2, 2002, respectively.

         LONG-TERM DEBT -

                                                                                     JUNE 1,         JUNE 2,
                                                                                      2003            2002
         7.2% term loan, due in monthly installments of $7,978, including
            interest to December 2003, secured by equipment                        $   60,782      $  148,676
         7.94% term loan, due in monthly installments of $6,144, including
            interest to September 2004, secured by furniture                           87,464         151,466
         8.05% term loan, due in monthly installments of $28,756, including interest to February 2015, secured by the Company's headquarter
            building in Minneapolis                                                 2,605,501       2,735,112
         5.3% term loan, due in January 2004                                          289,617              --
                                                                                   ----------      ----------
                 Total                                                              3,043,364       3,035,254

         Less current maturities                                                      560,110         281,507
                                                                                   ----------      ----------
                                                                                   $2,483,254      $2,753,747
                                                                                   ==========      ==========

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

         Maturities of long-term debt for years subsequent to June 1, 2003 are as follows:

         2004                                                   $  560,110
         2005                                                      170,362
         2006                                                      164,882
         2007                                                      178,656
         2008                                                      193,581
         Thereafter                                              1,775,773
                                                                ----------
                                                                $3,043,364
                                                                ==========

6.       INCOME TAXES

         Pretax income (loss) for domestic and foreign operations was as follows:

                               JUNE 1,           JUNE 2,            JUNE 3,
                                2003              2002               2001

         Domestic            $(6,549,516)      $(2,654,385)       $3,890,363
         Foreign              (1,354,515)       (1,603,467)         (288,988)
                             -----------       -----------        ----------
         Total               $(7,904,031)      $(4,257,852)       $3,601,375
                             ===========       ===========        ==========

         The components of the provision (benefit) for income taxes are as follows:

                                 JUNE 1,           JUNE 2,         JUNE 3,
                                  2003              2002            2001
         Current:
            Domestic           $(340,200)        $(952,026)       $1,031,191
            Foreign                                125,000
         State                                     (18,600)          192,000
         Deferred                                  151,500           132,000
                               ---------         ---------        ----------
                               $(340,200)        $(694,126)       $1,355,191
                               =========         =========        ==========

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the fiscal years ended June 1, 2003, June 2, 2002, and June 3, 2001, due to the following:

                                                                    JUNE 1,          JUNE 2,           JUNE 3,
                                                                     2003             2002              2001
         Computed expected tax provision                         $(2,687,000)      $(1,405,060)      $1,224,000
         Increase (decrease) in income taxes resulting from:
         Nondeductible expenses                                        4,888            10,087           11,000
         State income taxes, net of federal benefit                   59,000           (31,360)          85,000
         Foreign taxes                                                                 125,000         (180,000)
         Current year R&D tax credits                                                   84,000          (10,000)
         Change in valuation allowance                             2,282,912           502,207          180,000
         Other                                                                          21,000           45,191
                                                                 -----------       -----------       ----------
                                                                 $  (340,200)      $  (694,126)      $1,355,191
                                                                 ============      ============      ==========

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

         Net deferred taxes consist of the following components:

                                                     JUNE 1,          JUNE 2,
                                                      2003            2002
         Deferred tax assets:
            Allowance for doubtful accounts       $   163,000       $  95,000
            Inventory reserve                         206,000         110,000
            Accrued vacation                           90,000          53,000
            Accrued warranty                           46,000          42,000
            Goodwill deductible for tax               360,000
            Equipment and leasehold improvements     (261,000)       (264,000)
            Tax credit carryforwards and other         (8,298)        (58,000)
            Federal NOL carryforwards               1,229,000
            Foreign deferred tax asset              1,140,210         682,000
            Foreign deferred liability                (23,242)
            Valuation allowance                    (2,964,912)       (682,000)
                                                  ------------      ----------
                                                  $   (23,242)      $ (22,000)
                                                  ============      ==========

         The components giving rise to the net deferred tax asset described above have been included in the consolidated balance sheet:

                                                       JUNE 1,        JUNE 2,
                                                        2003           2002

         Current assets                               $     0       $ 252,000
         Noncurrent liabilities                       (23,242)       (274,000)

         The Company has net operating loss carryforwards, based on its tax records, of approximately $6,436,000 as of June 1, 2003, with various expiration dates through 2023. Based on prior taxable income and estimates of future taxable income, the Company has determined that it is likely that the net deferred tax asset will not be fully realized in the future. Thus a full valuation allowance has been established.

7.       EMPLOYEE BENEFIT PLANS

         401(k) EMPLOYER MATCH PLAN - The Company has a 401(k) plan covering substantially all U.S. employees. The Company is required to match 25% of the employees' first 6% of contributions and may make additional contributions to the plan to the extent authorized by the Board of Directors. The contribution amounts charged to operating expenses in the fiscal years ended June 1, 2003, June 2, 2002, and June 3, 2001 approximated $58,000, $72,000, and $67,000, respectively.

         STOCK PURCHASE PLAN - On March 10, 1996, the Company established a stock purchase plan in which up to 100,000 shares of common stock may be purchased by employees. The purchase price is equal to the lesser of 85% of the fair market value of the shares on the date the phase commences or 85% of the fair market value of the shares on the termination date of the phase. Each phase is one year from the commencement date of a phase. There were 23,212, 13,588, and 15,740 shares purchased under this plan during the fiscal year ended June 1, 2003, June 2, 2002, and June 3, 2001, respectively.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

8.       REDEEMABLE CONVERTIBLE PREFERRED STOCK

         In July 2002, in connection with the purchase of certain assets and liabilities of Power General, the Company issued 2,074 shares of redeemable 7% convertible preferred stock at $1,000 face value. The preferred stock is convertible into common stock at the holders' option at a conversion price of $4.25 principal amount of preferred stock for each share and has a mandatory redemption of one-third of the outstanding shares of unconverted preferred stock on July 16, 2006, one-half of the remaining outstanding shares on July 16, 2007, and the remaining outstanding shares on July 16, 2008. The dividends on the preferred stock are cumulative and payable quarterly beginning October 15, 2002, and can be paid in cash; however, during the first three years the Company can pay dividends in shares of common stock in lieu of cash based on the fair market value of the common stock at the time the dividends are declared. In fiscal 2003 the Company declared dividends of $127,000, of which $108,000 have been paid with 51,177 shares of common stock.

9.       STOCK OPTION PLAN

         Information relating to all outstanding options as of June 1, 2003, June 2, 2002, and June 3, 2001 is as follows:

                                                            JUNE 1,                    JUNE 2,                    JUNE 3,
                                                             2003                        2002                      2001
                                                                  Weighted-                   Weighted-                   Weighted-
                                                                   Average                     Average                     Average
                                                                  Exercise                    Exercise                    Exercise
                                                      Shares        Price         Shares        Price        Shares        Price
         Options outstanding at beginning of year     978,926       $5.70         867,676       $5.71        832,964       $5.22
         Options exercised                            (10,500)       2.32         (21,500)       3.23        (83,463)       3.20
         Options expired                              (13,000)       4.00         (26,250)       7.15        (32,825)       5.69
         Options granted                              138,000        3.11         159,000        5.57        151,000        7.02
                                                    ---------                    --------                   --------
         Options outstanding at end of year         1,093,426       $5.43         978,926       $5.70        867,676       $5.71
                                                    =========       =====        ========       =====       ========       =====

         Options exercisable at end of year           905,176       $5.58         782,926       $5.60        641,027       $5.69
                                                    =========       =====        ========       =====       ========       =====

         Weighted-average fair value of
            options granted during the year                         $1.94                       $3.81                      $5.52

         The following table summarizes information about stock options outstanding at June 1, 2003:

                                              Options Outstanding           Options Exercisable
                                          ---------------------------     ------------------------
                                            Weighted-
                              Number         Average        Weighted-       Number       Weighted-
            Range of        Outstanding     Remaining        Average      Exercisable     Average
            Exercise         at June 1,    Contractual      Exercise      at June 1,     Exercise
             Prices            2003        Life (Years)       Price          2003          Price
         $1.19 - $1.72         24,000          1.1            $ 1.20        24,000         $1.20
          1.73 -  2.58         59,000          3.6              2.34        59,000          2.34
          2.59 -  3.45        123,000          4.1              3.17        32,250          3.18
          3.46 -  4.31        218,124          5.4              3.78       218,124          3.78
          4.32 -  5.17         10,000          5.3              5.06        10,000          5.06
          5.18 -  6.03        278,800          7.1              5.82       208,800          5.84
          6.04 -  6.90         62,918          3.9              6.52        61,668          6.52
          6.91 -  7.76        197,000          5.7              7.38       170,750          7.42
          7.77 -  8.63        120,584          4.5              8.44       120,584          8.44
         -------------      ---------                                     --------
         $1.19 - $8.63      1,093,426          5.4            $ 5.43       905,176         $5.58
         =============      =========         ====            ======      ========         =====

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

10.      STOCKHOLDERS' EQUITY

         The Board of Directors is empowered to establish and to designate classes and series of preferred shares and to set the terms of such shares, including terms with respect to redemption, dividends, liquidation, conversion, and voting rights. The Restated Articles of Incorporation provide that the preferred shares are senior to the common shares with respect to dividends and liquidation.

         The Company has a shareholders' rights plan. Under this plan, a Class A, Junior Participating Preferred Stock with no par value was created. In addition, a dividend of one right was declared for each share of common stock at an exercise price of $36 per right and a redemption price of $0.001 per right. Each right is equal to a right to purchase one one-hundredth of a share of the Class A, Junior Participating Preferred Stock. 100,000 shares of preferred stock are reserved for the exercise of the rights. No rights were exercised during the years ended June 1, 2003, June 2, 2002, and June 3, 2001.

         The Company has notes receivable from certain officers of the Company arising from the sale of common stock recorded as an offset to stockholders' equity. During 2003 the Company wrote off $55,000 as compensation expense.

11.      COMMITMENT AND CONTINGENCIES

         OPERATING LEASES - The Company leases its Massachusetts office under an operating lease through December 2008. In addition, certain equipment and motor vehicles are leased under operating leases with terms of approximately 36 months.

         Approximate minimum annual rental commitments at June 1, 2003 are as follows:

         2004                                             $161,875
         2005                                              168,000
         2006                                              168,000
         2007                                              168,000
         2008                                              172,375
                                                          --------

                                                          $838,250
                                                          ========

         Total rental expense for the fiscal years ended June 1, 2003, June 2, 2002, and June 3, 2001 was approximately $393,000, $44,000, and
         $66,000, respectively.

12.      SEGMENT INFORMATION AND FOREIGN OPERATIONS

         The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement requires disclosure of certain information for each reportable segment, including general information, profit and loss information, segment assets, etc.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

         The Company conducts its business within one reportable segment: the power conversion product industry. The Korean subsidiary, the Chinese subsidiaries, and certain nonaffiliated companies in China and Thailand do foreign manufacturing. A summary of the Company's revenues, net income, and identifiable assets by geographic area is presented below:

                                                            JUNE 1,        JUNE 2,         JUNE 3,
                                                             2003           2002            2001
         Revenues:
            Domestic operations                          $ 31,009,020    $ 34,811,779    $ 76,323,990
            Korean and Chinese operations - customers      10,469,990       6,220,075       9,367,590
            Korean and Chinese operations - parent         10,572,884       9,711,255      13,957,754
            Eliminations                                  (10,572,884)     (9,711,255)    (13,957,754)
                                                         ------------    ------------    ------------
            Consolidated                                 $ 41,479,010    $ 41,031,854    $ 85,691,580
                                                         ============    ============    ============

         Net income (loss) applicable to common stock:
            Domestic operations                          $ (6,337,558)   $ (1,835,369)   $  2,466,909
            Korean and Chinese operations                  (1,354,515)     (1,729,515)       (288,987)
            Eliminations                                           --           1,158          18,267
                                                         ------------    ------------    ------------
            Consolidated                                 $ (7,692,073)   $ (3,563,726)   $  2,196,189
                                                         ============    ============    ============

         Identifiable assets:
            Domestic operations                          $ 27,823,792    $ 30,619,959    $ 37,517,703
            Korean and Chinese operations                  21,218,530      17,549,919      15,683,510
            Eliminations                                  (15,977,405)    (11,472,891)     (9,744,534)
                                                         ------------    ------------    ------------
            Consolidated                                 $ 33,064,917    $ 36,696,987    $ 43,456,679
                                                         ============    ============    ============

         Long-lived assets:                                 JUNE 1,         JUNE 2,         JUNE 3,
                                                             2003            2002            2001

         Domestic operations                              $ 6,493,373    $  5,904,130    $  6,444,191
         Korean and Chinese operations                      6,789,934       6,538,116       6,131,581
                                                          -----------    ------------    ------------
         Consolidated                                     $13,283,307    $ 12,442,246    $ 12,575,772
                                                          ===========    ============    ============

         Sales from the subsidiary to the parent company are based upon profit margins, which represent competitive pricing of similar products.

         EXPORT SALES - The Company also had foreign export sales amounting to 11.2%, 17.3%, and 25.9% of total sales for the fiscal years ended June 1, 2003, June 2, 2002, and June 3, 2001, respectively.

         OTHER FOREIGN PRODUCTION - In addition to the manufacturing done by the Korean subsidiary, the Company has subcontracting agreements for the purchase of finished assemblies from certain manufacturers in China and Thailand. Total purchases under these agreements were approximately $5,918,000, $10,388,000, and $35,710,000 for the fiscal years ended
         June 1, 2003, June 2, 2002, and June 3, 2001, respectively.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

13.      MAJOR CUSTOMER

         The Company had no customers with revenues or accounts receivable of more than 10% of the total during the fiscal year ended June 1, 2003. During the fiscal year ended June 2, 2002, the Company had a major customer with 2.8% of total sales and 10.1% of total accounts receivable. During the fiscal year ended June 3, 2001, the Company had a major customer with 5.0% of total sales and 11.1% of total accounts receivable.

14.      ACQUISITION

         On July 16, 2002, the Company purchased a portion of the operating assets of the Power General division of Nidec America Corporation. The Power General division developed, manufactured, and sold high-efficiency DC/DC converters and custom power supplies at various power levels up to 1200 watts under the Power General brand name. Pursuant to the Purchase Agreement, the Company paid the seller $366,000 in cash and issued $2,074,000 face amount of the Company's newly created Series B 7% Convertible Preferred Stock, no par value (the Preferred Stock). The Preferred Stock issued to seller is convertible into 488,000 shares of the Company's common stock. The Company has filed a registration statement covering the shares of common stock issuable upon conversion of the Preferred Stock with the Securities and Exchange Commission. Diluted EPS reflects the potential dilution that could occur if the Preferred Stock was converted into common stock of the Company during reported periods. The Preferred Stock was excluded from Diluted EPS in the current year as the effect of its inclusion would be antidilutive. The Company has maintained Power General's engineering group in Massachusetts and has moved Power General's manufacturing operations and related functions to The Company's other facilities in North America and Asia.

         The addition of Power General will benefit the Company in a number of ways. First, the additional engineering capabilities will enhance product development. Second, the acquisition brings greater product breadth to the Company through the addition of AC/DC power supplies and DC/DC converter products. This broader offering affords The Company new business opportunities.

         The Company filed a Form 8-K with the Securities and Exchange Commission on July 31, 2002 to announce the acquisition, filed a Form 8-K/A on September 30, 2002 which included audited financial statement and pro forma financials, and filed a Form 8-K/A Amendment 2 on October 18, 2002 which included the consent of the auditors.

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

         Inventories                                           $1,048,675
         Property and equipment                                 1,634,971
                                                               ----------

           Total assets acquired                                2,683,646
                                                               ----------

         Current liabilities                                      124,368
                                                               ----------

           Net assets acquired                                 $2,559,278
                                                               ==========

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001
--------------------------------------------------------------------------------

         Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, are:

         Amounts in thousands, except per share amounts

                                                                   Year Ended
                                                          -------------------------------
                                                           June 1,   June 2,     June 3,
                                                            2003       2002        2001
                                                          --------   -------     --------
         Revenue                                          $41,848    $46,421     $107,528

         Net (Loss) Income                                 (7,899)    (6,887)       1,429

         Preferred Stock Dividends                            146        146          146
                                                          -------    -------     --------

         Net (Loss) Income Applicable to Common Stock     $(8,045)   $(7,033)    $  1,283
                                                          =======    =======     ========

         Basic (Loss) Income Per Share                    $ (1.75)   $ (1.55)    $   0.29
         Diluted (Loss) Income Per Share                  $ (1.75)   $ (1.55)    $   0.27

         Common and equivalent shares outstanding:
           Basic                                            4,597      4,541        4,493
           Diluted                                          4,597      4,541        4,691

         ITEM 8 (B). SUPPLEMENTAL FINANCIAL INFORMATION

         -------------------------------------------------------------------------------------
                                        QUARTERLY FINANCIAL DATA
                                               (Unaudited)
                             (Amounts in Thousands, Except Per Share Data)
         -------------------------------------------------------------------------------------
                                                              FISCAL QUARTERS
                                                   1ST        2ND         3RD          4TH
         Fiscal Year 2003:
          Net Sales                             $ 10,848    $ 10,523    $  9,940    $ 10,168

          Gross Profit                             2,858       2,143       1,862       1,556

         Loss Before Income Taxes                   (605)     (1,628)     (1,823)     (3,848)

          Net Loss Applicable to Common Stock       (521)     (1,495)     (1,829)     (3,847)

          Loss Per Share:
            Basic                                  (0.11)      (0.33)      (0.40)      (0.83)
            Diluted                                (0.11)      (0.33)      (0.40)      (0.83)

         Fiscal Year 2002:
          Net Sales                               10,301       9,953       9,484      11,294

          Gross Profit                             2,409       1,366       1,957       2,212

          Income (Loss) Before Income Taxes         (711)     (2,913)       (691)         57

         Net Loss Applicable to Common Stock        (646)     (2,060)       (610)       (248)

         Loss Per Share:
            Basic                                  (0.14)      (0.45)      (0.13)      (0.05)
            Diluted                                (0.14)      (0.45)      (0.13)      (0.05)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

         (a)  Evaluation of Disclosure Controls and Procedures

              The Company's Chief Executive Officer, Frederick M. Green, and Chief Financial Officer, Donald L. Henry, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

         (b)  Changes in Internal Control Over Financial Reporting

              There have been no significant changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonable likely to materially affect, the registrant's internal control over financial reporting.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 405 under Registration S-K with respect to the Company's executive officers is contained under Item 1, Narrative Description of The Business -- Executive Officers of the Registrant. The information required by this item with respect to directors will be presented under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting to be held on October 16, 2003 and is expressly incorporated herein by reference. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days from the end of the Company's 2003 fiscal year.

Information called for by item 405 under Regulation S-K with respect to the information relating to compliance with 16(a) of the Exchange Act is presented under the caption "General--Compliance with Section 16(a) of the Securities Exchange Act 1934" in the Company's definitive proxy statement for its Annual Meeting to be held on September 30, 2003 and is expressly incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K, to the extent applicable, will be set forth under the caption "Executive Compensation and Other Information" under "General" in the Company's definitive proxy materials for its September 30, 2003 Annual Meeting to be filed within 120 days from the end of the Company's fiscal 2003, which information is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 201(d) and Item 403 under Regulation S-K, to the extent applicable, will be set forth under the caption "Security Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for its October 16, 2003 Annual Meeting to be filed within 120 days from the end of the Company's fiscal year 2003, which information is expressly incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not Applicable.

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON 8-K

(1) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8:
                                                                            PAGE

         Independent Auditors' Reports                                       23

         Consolidated Financial Statements

         -- Balance Sheets, June 1, 2003 and June 2, 2002.                   24

         -- Consolidated Statements of Operations for the Years              26
            Ended June 1, 2003, June 2, 2002 and June 3, 2001.

         -- Consolidated Statements of Stockholders' Equity for              27
            the Years Ended June 1, 2003, June 2, 2002 and June 3, 2001.

         -- Consolidated Statements of Cash Flows for the Years              28
            Ended June 1, 2003, June 2, 2002 and June 3, 2001.

         -- Notes to Consolidated Financial Statements                       29

(2) THE FOLLOWING FINANCIAL STATEMENT SCHEDULE FOR THE YEARS ENDED JUNE 1, 2003, JUNE 2, 2002 AND JUNE 3, 2001 IS SUBMITTED HEREIN FOLLOWING THE SIGNATURE PAGE OF THIS REPORT.

         -- Schedule II - Valuation and Qualifying Accounts                  50

    All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) EXHIBITS

    (a) The Exhibits required pursuant to Item 601 of Regulation S-K to be filed with this report or incorporated by reference are listed in the
         Exhibit Index, which follows the Financial Statement Schedules.

    (b)  Reports on Form 8-K during three months ended June 1, 2003 - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ault Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED

/s/ Frederick M. Green

Frederick M. Green
                                                        August 29, 2003
Frederick M. Green
President, Chief Executive Officer and Director

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

*Principal Financial Officer and Principal Accounting Officer


     SIGNATURE                           TITLE                      DATE


/s/ Frederick M. Green          President, Chief Executive     August 29, 2003
----------------------------    Officer and Director
Frederick M. Green

/s/ Donald L. Henry             Vice President, Treasurer,     August 29, 2003
----------------------------    Chief Financial Officer,
Donald L. Henry                 Secretary and Controller*

/s/ Marvonia Pearson Walker     Director                       August 29, 2003
----------------------------
Marvonia Pearson Walker

/s/ Brian T. Chang              Director                       August 29, 2003
----------------------------
Brian T. Chang

/s/ John G. Kassakian           Director                       August 29, 2003
----------------------------
John G. Kassakian

/s/ David J. Larkin             Director                       August 29, 2003
----------------------------
David J. Larkin

/s/ Carol A. Barnett            Director                       August 29, 2003
----------------------------
Carol A. Barnett

/s/ John Colwell, Jr.           Director                       August 29, 2003
----------------------------
John Colwell, Jr.

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

                             YEAR ENDED JUNE 1, 2003





       *******************************************************************



                          FINANCIAL STATEMENT SCHEDULES


       *******************************************************************

SCHEDULE II
AULT INCORPORATED AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 1, 2003, JUNE 2, 2002, AND JUNE 3, 2001

                                                                Balance at    Charged to                     Balance at
                                                                 Beginning     Costs and                         End of
                                                                 of Period      Expenses     Deductions          Period
-----------------------------------------------------------------------------------------------------------------------
Year ended June 1, 2003:
         Allowance for doubtful accounts                        $  320,000    $  230,000    $   50,000(a)    $  500,000
         Reserve for warranties                                    113,000       193,000       172,000          134,000

Year ended June 2, 2002:
         Allowance for doubtful accounts                           676,000     1,416,000     1,772,000(a)       320,000
         Reserve for warranties                                    133,000       133,000       153,000          113,000

Year ended June 3, 2001:
         Allowance for doubtful accounts                           123,000       598,000        45,000(a)       676,000
         Reserve for warranties                                     78,000       304,000       249,000          133,000

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

                             YEAR ENDED JUNE 1, 2003





       *******************************************************************



                                    EXHIBITS


       *******************************************************************

                                AULT INCORPORATED

                                EXHIBIT INDEX TO
                          FORM 10-K FOR THE YEAR ENDED
                                  JUNE 1, 2003

Required Registration S-K
Exhibit Items

SK Item    Title of Documents                                Location

3(a)       Restated Articles of Incorporation, as amended    Filed as Exhibit 3(a) to Form 10-K for fiscal 1988 and incorporated herein by reference

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

3(c)       Amendment to Articles of Incorporation            Filed herewith as Exhibit 3(c) Fiscal 1999

4.1        Rights Agreement                                  Filed electronically on Form 8-K for March 1996 and incorporated herein by reference

10.1       Management Incentive Compensation Plan            Filed as Exhibit 10(b) to Registration Statement 2-85224 and
                                                             incorporated herein by reference

10.2       1986 Employee Stock Option Plan                   Filed as Exhibit 10(c) to Form 10-K for fiscal 1987 and incorporated herein by reference

10.3       Employee Stock Purchase Plan                      Filed electronically. Commission File #333-4609 and herein incorporated by reference

10.4       1986 Employee Stock                               Filed electronically. Commission File #333-4609 and herein incorporated by reference
           Option Plan, Amended

10.5       1996 Employee Stock                               Filed electronically. Commission File #333-4609 and herein incorporated by reference
           Option Plan

21         Subsidiary of Registrant                          Filed as Exhibit 21 to Form 10-K for fiscal 1997 and incorporated herein by reference

23         Consent of Independent Auditors                   Filed herewith at page 53


31         Certifications pursuant to Section 302
           of the Sarbanes-Oxley Act of 2002 (Rules          Filed herewith at page 54-55
           13a-14 and 15d-14 of the Exchange Act).

32         Certifications pursuant Section 906 of
           the Sarbanes-Oxley Act of 2002 (18 U.S.C.         Filed herewith at page 56
           ss.1350).

Pursuant to provisions of Item 601(b)(A)(iii)(a) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt of the Company are not being filed and in lieu thereof, Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-100409 on Form S-3 and Registration Statements No. 333-51458, No. 333-08992, No. 333-38455, No. 333-04609, No. 33-53988, No. 33-19662, No. 2-87376, No.
33-33566, and No. 333-91389 on Form S-8 of Ault Incorporated and Subsidiaries of our report dated August 18, 2003 (August 29, 2003 as to Note 5), appearing in this Annual Report on Form 10-K of Ault Incorporated and Subsidiaries for the year ended June 1, 2003.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
September 12, 2003