Form 10-Q
period 2003-08-31
AULT INC
filed 2003-10-15
CIK 723639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         [ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2003

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

                  Registrant's telephone number: (763) 592-1900
                                                -----------------


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

         YES _____                  NO ___X___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 Outstanding at
          Class of Common Stock                  October 6, 2003
          ---------------------                  ---------------
                   No par value                  4,666,774 shares


                                 Total pages 21
                            Exhibit Index on Page 17

PART 1.  FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in Thousands, Except Share and Amounts Per Share)

                                                         (Unaudited)
                                                     Three Months Ended
                                                  --------------------------
                                                   August 31,    September 1,
                                                      2003           2002
                                                  -----------    -----------

Net Sales                                            $10,816        $10,848

Cost of Goods Sold                                     8,276          7,990
                                                   ---------      ---------
   Gross Profit                                        2,540          2,858

Operating Expenses:
   Marketing                                             954          1,125
   Design Engineering                                    879            815
   General & Administrative                            1,404          1,336
   Plant Closing Costs                                    98
                                                   ---------      ---------
                                                       3,335          3,276
                                                   ---------      ---------

   Operating Loss                                       (795)          (418)

Non Operating Income (Expense):
   Interest Expense                                     (159)          (109)
   Interest Income                                                        5
   Other                                                  30            (83)
                                                   ---------      ---------
                                                        (129)          (187)
                                                   ---------      ---------

Loss Before Income Taxes                                (924)          (605)

Income Tax Benefit                                                     (103)
                                                   ---------      ---------

Net Loss                                                (924)          (502)

Preferred Stock Dividends                                (36)           (19)
                                                   ---------      ---------

Net Loss Applicable to Common Stock                    $(960)         $(521)
                                                   =========      =========

Loss Per Share:
        Basic                                         $(0.21)        $(0.11)
        Diluted                                       $(0.21)        $(0.11)

Common and equivalent shares outstanding:
        Basic                                      4,657,421      4,571,973
        Diluted                                    4,657,421      4,571,973


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                               (Unaudited)
                                                                           June 1,    August 31,
                                                                            2003         2003
                                                                           -------    ----------
Assets:
Current Assets
     Cash and Cash Equivalents                                              $1,190      $1,100
     Trade Receivables, Less Allowance for Doubtful Accounts of $565,000
       at August 31, 2003; $500,000 at June 1, 2003                          8,429       7,417
     Inventories (Note 3)                                                    9,517       9,868
     Prepaid and Other Expenses                                              1,648       1,064
                                                                           -------     -------
           Total Current Assets                                             20,784      19,449

Other Assets                                                                    53         333

Property Equipment and Leasehold
   Improvements:
     Land                                                                    1,735       1,735
     Building and Leasehold Improvements                                     7,845       7,845
     Machinery and Equipment                                                 9,015       8,961
     Office Furniture                                                        1,923       1,887
     Data Processing Equipment                                               2,227       2,226
                                                                           -------     -------
                                                                            22,745      22,654

     Less Accumulated Depreciation                                           9,719       9,371
                                                                           -------     -------

                                                                            13,026      13,283
                                                                           -------     -------

                Total Assets                                               $33,863     $33,065
                                                                           =======     =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                         (Unaudited)
                                                                     June 1,    August 31,
                                                                       2003        2003
                                                                     -------    ----------
Liabilities and Stockholders' Equity:
Current Liabilities
     Note Payable to Bank                                              $4,090      $3,104
     Current Maturities of Long-Term Debt (Note 6)                        542         560
     Accounts Payable                                                   6,026       5,696
     Accrued Compensation                                               1,297       1,162
     Accrued Commissions                                                  346         300
     Other                                                                450         195
                                                                     --------    --------
        Total Current Liabilities                                      12,751      11,017

Long-Term Debt, Less Current Maturities (Note 6)                        2,428       2,483
Deferred Tax Liability                                                     23          23
Retirement and Severance Benefits                                         182         148

Redeemable Convertible Preferred Stock, No Par Value, 2,074 Shares
   Issued and Outstanding                                               2,074       2,074

Stockholders' Equity:
     Preferred Stock, No Par Value, Authorized,
        1,000,000 Shares;
     Common Shares, No Par Value, Authorized
        10,000,000 Shares; Issued and Outstanding 4,665,774 on
        August 31, 2003; and 4,648,499 on June 1, 2003;                21,062      21,026
     Notes Receivable arising from the sale of common stock               (45)        (45)
     Accumulated Other Comprehensive Loss                                (877)       (886)
     Accumulated Deficit                                               (3,735)     (2,775)
                                                                     --------    --------
                                                                       16,405      17,320
                                                                     --------    --------

                                                                      $33,863     $33,065
                                                                     ========    ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)


                                                                          (Unaudited)
                                                                       Three Months Ended
                                                                     August 31,  September 1,
                                                                       2002          2003
                                                                     ----------  ------------
Cash Flows From Operating Activities:
      Net Loss                                                          $(924)       $(502)
      Adjustments to Reconcile Net Loss to Net Cash
          Used in Operating Activities:
             Depreciation                                                 349          238
      Changes in Assets and Liabilities:
          (Increase) Decrease In:
             Trade Receivables                                         (1,020)        (416)
             Inventories                                                  415         (294)
             Prepaid and Other Expenses                                  (260)        (159)
          Increase (Decrease) in:
             Accounts Payable                                             303         (194)
             Accrued Expenses                                             459          234
                                                                      -------      -------
                Net Cash Used in Operating Activities                    (678)      (1,093)
                                                                      -------      -------

Cash Flows From Investing Activities:
      Purchase of Equipment and Leasehold Improvements                    (90)        (107)
      Acquisition Cost                                                                (366)
                                                                      -------      -------
                Net Cash Used in Investment Activities                    (90)        (473)
                                                                      -------      -------

Cash Flows From Financing Activities:
      Net Borrowings (Payments) on Revolving Credit Agreements            927
      Proceeds from Issuance of Common Stock                                            24
      Principal Payments on Long-Term Borrowings                          (73)         (68)
                                                                      -------      -------
                Net Cash Provided by (Used in) Financing Activities       854          (44)
                                                                      -------      -------

Effect of Foreign Currency Exchange Rate Changes
   on Cash                                                                  4           26
                                                                      -------      -------

Increase (Decrease) in Cash and Cash Equivalents                           90       (1,584)

Cash and Cash Equivalents at Beginning of Period                        1,100        4,775
                                                                      -------      -------

Cash and Cash Equivalents at End of Period                             $1,190       $3,191
                                                                      =======      =======

Non-Cash Transaction:
  Issuance of Redeemable Convertible Preferred Stock for
        Acquisition                                                                 $2,074
  Issuance of Common Stock to Pay Preferred Stock Dividends               $36

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED AUGUST 31, 2003


1.  Summary of Consolidation Principles, Management Plans

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

The balance sheet of the Company as of August 31, 2003, and the related statements of operations and cash flows for the three months ended August 31, 2003 and September 1, 2002 have been prepared without being audited. In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiaries as of August 31, 2003, and the results of operations and cash flows for all periods presented.

MANAGEMENT PLANS - The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stock of $7,692,073 in 2003 and $3,563,726 in 2002 and at June 1, 2003 had an accumulated deficit of $2,775,398. The Company utilized $3,179,410 of cash for operating activities in 2003. This trend has continued in the first quarter of fiscal 2004, with $960,000 of net losses applicable to common stock. Future operations will require the Company to borrow additional funds. The Company has a financing agreement, which includes a $1,250,000 line-of-credit agreement through April 30, 2005. There was an outstanding balance on this line-of-credit at August 31, 2003 of $1,024,000. The Company believes they can remain in compliance with covenants in the financing agreement, as amended, throughout fiscal 2004. The Company continues to take steps to reduce expenses, improve cash flow and return to profitability, including the consolidation of its manufacturing operations in this current quarter. This consolidation includes the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault's other manufacturing plants. Ault's engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility. The consolidation is anticipated to take up to four months to complete to ensure continuing service to Ault's global customer base.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 1, 2003 Form 10-K.

The results of operations for the interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED AUGUST 31, 2003


2.  Stock Compensation

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for the stock option plan, as all options were issued with exercised prices at or above fair value. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

Amounts in thousands, except per share amounts

                                                          Period Ending
                                                      ---------------------
                                                      Aug. 31      Sept. 1,
                                                       2003         2002
                                                      --------     --------
Net loss, as reported                                 $  (960)     $ (521)
Net loss, pro forma                                    (1,039)       (644)
Net loss, per share, basic, as reported                 (0.21)      (0.11)
Net loss, per share, diluted, as reported               (0.21)      (0.11)
Net loss, per share, basic, pro forma                   (0.22)      (0.14)
Net loss, per share, diluted, pro forma                 (0.22)      (0.14)


3.  Inventories
The components of inventory (in thousands) at August 31, 2003 and June 1, 2003 are as follows:

                                                August 31,       June 1,
                                                   2003           2003
                                                ----------       -------
Raw Materials                                     $5,890          $6,020
Work-in-process                                      920           1,163
Finished Goods                                     2,707           2,685
                                                  ------          ------
                                                  $9,517          $9,868
                                                  ======          ======

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED AUGUST 31, 2003


4. Warranty

The Company offers its customers a three-year warranty on products. Warranty expense is determined by calculating the historical relationship between sales and warranty costs and applying the calculation to the current period's sales. Based on warranty repair costs and the rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are offset against the reserve. The following table shows the fiscal 2004 year-to-date activity for the Company's warranty accrual (in thousands):

            Beginning Balance                           $   134

            Charges and Costs Accrued                        18

            Less Repair Costs Incurred                       --
                                                        -------

            Ending Balance                              $   152
                                                        =======


5. Plant Closing

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

As a result of these decisions, the Company recorded charges of $98,000, for severance related to workforce reductions of approximately 40 employees. Cash of $300,000 is expected to be used in connection with severance charges, which will begin to be paid in the second quarter and completely paid by the end of fiscal year 2004.

A summary of the restructuring activity during the three-month period ending August 31, 2003 is as follows:

                                                     Current Period                  Restructuring
                                     Balance at      Plant Closing       Cash       Liabilities at
                                    June 1, 2003        Charges        Payments     August 31, 2003
                                  ----------------  ----------------  -----------  -----------------
Employee termination costs                      $0           $98,000           $0            $98,000

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED AUGUST 31, 2003


6. Debt

The Company has a financing agreement, which includes a $1,250,000 revolving line-of-credit agreement through April 30, 2005. Interest on advances is at the prime rate plus 2% (prime plus 7% default rate) for fiscal year 2004. The rate at August 31, 2003 and June 1, 2003 was 11.00%. All advances are due on demand and are secured by all assets of the Company. The Company's financing agreement contains restrictive financial covenants. These covenants require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2003, the Company's actual capital base did not meet the minimum capital base of the credit agreement. The Company has received a waiver and amendment for this covenant. Following the August 29, 2003 amendment, the Company believes the provisions imposed by this credit agreement are achievable based on the Company's expected operating results for the next year. There were advances outstanding on the revolving line of credit of $1,024,000 and $0 at August 31, 2003 and June 1, 2003. Also, the Company's Korean subsidiary maintains an unsecured $3,637,000 credit facility agreement to cover bank overdrafts, short-term financing, and export financing at a rate of 6.25%. Advances outstanding relating to the Korean facility were $3,078,000 and $3,104,000 at August 31, 2003 and June 1, 2003, respectively.

Long-term debt (in thousands) including current maturities contain the following:

                                                                 August 31,   June 1,
                                                                    2003       2003
                                                                 ---------    ------
Term loan, 7.2% interest due in monthly installments through
     December 2003, secured by equipment                              $38        $61
Term loan, 7.94% interest rate due in monthly installments
     through September 2005, secured by furniture                      71         87
Term loan, 5.3% interest rate due in January 2004                     290        290
Term loan, 8.05% interest rate due in monthly installments to
     February 2015, secured by Company's headquarters building      2,571      2,605
                                                                   ------     ------
          Total                                                     2,970      3,043
     Less Current Maturities                                          542        560
                                                                   ------     ------
                                                                   $2,428     $2,483
                                                                   ======     ======


7.  Stockholders' Equity

                                                                        Three Months Ended
                                                                         August 31, 2003
                                                                        ------------------
                                                                              ($000)
Total Stockholders' Equity - June 1, 2003                                     $17,320
Net Loss                                                $(924)
Net change in Foreign currency translation
    adjustment                                               9
                                                        ------
Comprehensive Loss                                                              (915)
Preferred Stock Dividends Declared                                               (36)
Preferred Stock Dividends Paid with Common
    Stock                                                                          36

                                                                              --------
Total Stockholders' Equity                                                    $16,405
                                                                              ========

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED AUGUST 31, 2003


8.  Net Income Per Common Share

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, EARNINGS PER SHARE. The Redeemable Convertible Preferred Stock and stock options had no effect on diluted weighted average shares outstanding, as they were anti-dilutive.

                                                                            Three Months Ended
                                                                August 31, 2003           September 1, 2002
                                                                ---------------           -----------------
Loss Applicable to Common Shareholders (in
   thousands)                                                            $(960)                      $(521)
Basic - Weighted Average Shares Outstanding                           4,657,421                   4,571,973
Diluted - Weighted Average Shares Outstanding                         4,657,421                   4,571,973
Basic Loss per Share                                                     (0.21)                      (0.11)
Diluted Loss per Share                                                   (0.21)                      (0.11)


9.  Aquisition

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

The addition of Power General benefits the Company in a number of ways. First, the additional engineering capabilities have enhanced product development. Second, the acquisition brings greater product breadth to the Company through the addition of AC/DC power supplies and DC/DC converter products. This broader offering affords The Company new business opportunities.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED AUGUST 31, 2003


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

        Inventories                           $ 1,048,675
        Property and equipment                  1,634,971
                                              -----------

          Total assets acquired                 2,683,646
                                              -----------

        Current liabilities                       124,368
                                              -----------

          Net assets acquired                 $ 2,559,278
                                              ===========

Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, are:

Amounts in thousands, except per share amounts
                                                       Period Ending
                                               ----------------------------
                                                Aug. 31         Sept. 1,
                                                   2003           2002
                                               ------------    ------------
Revenue                                        $     10,816    $     11,217

Net Loss                                               (924)           (836)

Preferred Stock Dividends                                36              36
                                               -------------   ------------

Net Loss Applicable to Common Stock            $       (960)   $       (872)
                                               -------------   ------------

Basic/Diluted Loss Per Share                   $      (0.21)  $       (0.19)

Common and equivalent shares outstanding:             4,657           4,572


10.  Accounting Pronouncements

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

MANAGEMENT PLANS

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stock of $7,692,073 in 2003 and $3,563,726 in 2002 and at June 1, 2003 had an
accumulated deficit of $2,775,398. The Company utilized $3,179,410 of cash for operating activities in 2003. This trend has continued in the first quarter of fiscal 2004, with $960,000 of net losses applicable to common stock. Future operations will require the Company to borrow additional funds. The Company has a financing agreement, which includes a $1,250,000 line-of-credit agreement through April 30, 2005. There was an outstanding balance on this line-of-credit at August 31, 2003 of $1,024,000. The Company believes they can remain in compliance with covenants in the financing agreement, as amended, throughout fiscal 2004. The Company continues to take steps to reduce expenses, improve cash flow and return to profitability, including the consolidation of its manufacturing operations in this current quarter. This consolidation includes the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault's other manufacturing plants. Ault's engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility. The consolidation is anticipated to take up to four months to complete to ensure continuing service to Ault's global customer base.

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


RESULTS OF OPERATIONS
First Quarter Ended August 31, 2003

      ($000)                                                               Increase / (Decrease)
                                            Fiscal             Fiscal     -----------------------
                                              2004               2003       Amount      Percent
                                   ---------------- ------------------ ------------- ------------
      Net Sales                            $10,816            $10,848         ($32)           0%
      Operating Loss                         (795)              (418)         (377)         (90%)

Net sales were $10,816,000 for the first quarter of fiscal 2004 down from $10,848,000 for the first quarter of fiscal 2002. The decrease is due to lower sales from North America and Europe of $1,167,000, offset by in increase in sales from Asia Pacific of $1,135,000.

The gross margin for fiscal 2004 was 23.5%, compared to 26.3% for fiscal 2003. Margins decreased primarily due to higher sales in the Asia Pacific area, which have lower margins than North America and Europe.

Operating expenses increased in the first quarter of fiscal 2004 to $3,335,000 from $3,276,000 in the first quarter of fiscal 2003. The additional expenses in the first quarter of fiscal 2004 are primarily related to the closing of the Company's US manufacturing plant to Asia of $98,000.

ORDER BACKLOG: The Company's order backlog at August 31, 2003 totaled $12,293,000 compared to $13,850,000 at June 2, 2002. The order backlog represents sales for approximately fifteen weeks.

NON-OPERATING INCOME AND EXPENSE: Nonoperating expense is $129,000 for the first quarter of fiscal 2004 compared to $187,000 for the same period in fiscal 2003. Other income was $30,000 for the first quarter of fiscal 2004 and an expense of $83,000 in the first quarter of fiscal 2003. Both amounts are primarily related to the currency exchange rate gains and losses in Korea. The Company incurred interest expenses of $159,000 in the first three months of fiscal 2004 and $109,000 in the same period of fiscal 2003, paid on bank credit facilities and long-term borrowings. The increase is due to higher amounts outstanding on the credit facilities and higher interest rates.

INCOME TAX: The Company had a pre-tax loss of $924,000 for the three-month period in fiscal 2004 on which it accrued no consolidated income tax benefit. For the three-month period in fiscal 2003 the Company had a pre-tax loss of $605,000 on which a tax benefit of $103,000 was accrued. The effective tax rate is 0% for the first quarter of 2004, and a benefit of 17% for the same period in fiscal 2003. In the first quarter of fiscal 2004 and 2003 the Company did not take a benefit from the loss carryforwards the loss generated, and has a full valuation allowance because it was likely the Company will be unable to use such losses. In 2003, the Company recognized the remaining loss carrybacks.

NET LOSS: The Company reported a basic and diluted per share loss of $0.21 for the first quarter of fiscal 2004 based on 4,657,000 outstanding weighted average shares, compared to basic and diluted per share loss of $0.11 for the first quarter of fiscal 2003, based on 4,572,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company's liquidity and financial position on August 31, 2003, and on June 1, 2003:
                                                August 31,            June 1,
                                                   2003                2003
                                               -----------         -----------
                                                   ($000)             ($000)
Working capital                                     $8,033            $8,432
Cash                                                 1,190             1,100
Unutilized bank credit facilities                      785             2,297


CURRENT WORKING CAPITAL POSITION

As of August 31, 2003, the Company had current assets of $20,784,000 and current liabilities of $12,751,000 representing working capital of $8,033,000 and a current ratio of 1.6. This represents an decrease in working capital from $8,432,000 at June 1, 2003. The Company relies on its credit facilities as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has not committed any funds to capital expenditures as of August 31, 2003.

CASH AND INVESTMENTS: As of August 31, 2003, the Company had cash and securities totaling $1,190,000, up from $1,100,000 as of June 1, 2003. This increase in cash was primarily due to additional borrowings on the credit facility offset by cash used for operations.

CREDIT FACILITIES: The credit arrangement with Associated Bank is an asset-based credit facility of $1.25 million, secured by company assets. At August 31, 2003, there were borrowings against this facility of $1,024,000. The financing agreement contains restrictive financial covenants. These covenants require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2003, the Company's actual capital base did not meet the minimum capital base of the credit agreement. The Company has received a waiver and amendment for this covenant. Following the August 29, 2003 amendment, the Company believes the provisions imposed by this credit agreement are achievable based on the Company's expected operating results for the next year.

The South Korean credit facility is approximately $3,637,000 of which borrowings at August 31, 2003 totaled $3,078,000.

CASH FLOWS FOR FISCAL 2004

OPERATIONS: Operations used $678,000 of cash during the first three months of fiscal 2004 due principally to the following activities:
     (a)  The loss net of depreciation used cash of $575,000.
     (b) Increases in trade receivables used $1,020,000 of cash, primarily related to additional sales from the Asia Pacific area.
     (c) Decreases in inventories provided $415,000 of cash, primarily related to the consolidation of the Minneapolis manufacturing facility.
     (d) Increases in accounts payable and accrued expenses provided $762,000, primarily related to extended payment terms from several vendors.

INVESTING ACTIVITIES: Investing activities used net cash of $90,000 principally relating to the purchase of tooling in the Asia facilities.

FINANCING ACTIVITIES: Financing activities provided cash of $854,000, primarily comprised of additional borrowing on the US line-of-credit.

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS: The effect of translating the Korean financial statements, which were prepared in Won to US dollars, had an increase effect on cash of approximately $4,000 during the first three months of fiscal 2004. The effect of translating the Chinese financial statements, which were prepared in Yuan to US dollars, had minimal effect on cash for the first three months of fiscal 2004.

SUMMARY: The Company's cash and working capital positions are sound and, together with its credit facilities, adequate to support the Company's strategies for the remainder of fiscal 2004.

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

INFORMATION ABOUT REVENUE BY GEOGRAPHY

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:
                                             THREE MONTHS ENDED
                                   August 31, 2003     September 1, 2002
                                 ------------------------------------------
                                        ($000)               ($000)

US                                             $5,969               $6,977
Korea                                           2,386                1,318
China                                           1,191                  905
UK                                                707                  694
Canada                                            271                  233
Other Foreign                                     292                  721
                                 ------------------------------------------
                 Total                        $10,816              $10,848
                                 ==========================================

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including an obligation to pay for trade receivable invoices.

IMPACT OF FOREIGN OPERATIONS AND CURRENCY CHANGES:

Products manufactured by the Korean subsidiary contributed a large portion of total sales. The Company will experience normal valuation changes as the Korean and Chinese currencies fluctuate. The effect of translating the Korean and Chinese financial statements resulted in a net asset increase of $9,000.

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

The Company is exposed to certain market risks on the line of credit agreement because of the variable interest rate charged. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which assuming an average outstanding debt balance of $5.0 million would result in an annual interest expense increase of approximately $50,000.

ITEM 4 - CONTROLS AND PROCEDURES

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

Not Applicable

ITEM 3     DEFAULTS UPON SENIOR SECURITIES:

Not Applicable

ITEM 4     SUMBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5     OTHER INFORMATION

Not Applicable.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:
          31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32.1 Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)  Reports on form 8-K
          A. Form 8-K filed August 11, 2003 announcing the fourth quarter fiscal 2003 financial results.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AULT INCORPORATED
(REGISTRANT)



DATED: October 14, 2003                     /s/ Frederick M. Green
       -----------------------------        ------------------------------------
                                            Frederick M. Green, President
                                            Chief Executive Officer and
                                            Chairman




DATED: October 14, 2003                     /s/ Donald L. Henry
       -----------------------------        ------------------------------------
                                            Donald L. Henry
                                            Chief Financial Officer