Form 10-Q/A
period 2003-08-31
AULT INC
filed 2003-10-16
CIK 723639

FORM 10-Q/A
                                 Amendment No.1

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
                   No par value                  4,666,774 shares


                                 Total pages 21
                            Exhibit Index on Page 17

                                EXPLANATORY NOTE


This Amendment No. 1 on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2003, as filed on October 15, 2003, but has no effect on previously reported loss from operations, net loss, or net loss per share. This amendment is being filed for the sole purpose of correcting the dates on the consolidated balance sheet, and consolidated cash flow. The header was inadvertently transposed.

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


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                               (Unaudited)
                                                                          August 31,    June 1,
                                                                             2003        2003
                                                                          ----------   -------
Assets:
Current Assets
     Cash and Cash Equivalents                                              $1,190      $1,100
     Trade Receivables, Less Allowance for Doubtful Accounts of $565,000
       at August 31, 2003; $500,000 at June 1, 2003                          8,429       7,417
     Inventories (Note 3)                                                    9,517       9,868
     Prepaid and Other Expenses                                              1,648       1,064
                                                                           -------     -------
           Total Current Assets                                             20,784      19,449

Other Assets                                                                    53         333

Property Equipment and Leasehold
   Improvements:
     Land                                                                    1,735       1,735
     Building and Leasehold Improvements                                     7,845       7,845
     Machinery and Equipment                                                 9,015       8,961
     Office Furniture                                                        1,923       1,887
     Data Processing Equipment                                               2,227       2,226
                                                                           -------     -------
                                                                            22,745      22,654

     Less Accumulated Depreciation                                           9,719       9,371
                                                                           -------     -------

                                                                            13,026      13,283
                                                                           -------     -------

                Total Assets                                               $33,863     $33,065
                                                                           =======     =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                         (Unaudited)
                                                                     August 31,    June 1,
                                                                        2003        2003
                                                                     ----------   -------
Liabilities and Stockholders' Equity:
Current Liabilities
     Note Payable to Bank                                              $4,090      $3,104
     Current Maturities of Long-Term Debt (Note 6)                        542         560
     Accounts Payable                                                   6,026       5,696
     Accrued Compensation                                               1,297       1,162
     Accrued Commissions                                                  346         300
     Other                                                                450         195
                                                                     --------    --------
        Total Current Liabilities                                      12,751      11,017

Long-Term Debt, Less Current Maturities (Note 6)                        2,428       2,483
Deferred Tax Liability                                                     23          23
Retirement and Severance Benefits                                         182         148

Redeemable Convertible Preferred Stock, No Par Value, 2,074 Shares
   Issued and Outstanding                                               2,074       2,074

Stockholders' Equity:
     Preferred Stock, No Par Value, Authorized,
        1,000,000 Shares;
     Common Shares, No Par Value, Authorized
        10,000,000 Shares; Issued and Outstanding 4,665,774 on
        August 31, 2003; and 4,648,499 on June 1, 2003;                21,062      21,026
     Notes Receivable arising from the sale of common stock               (45)        (45)
     Accumulated Other Comprehensive Loss                                (877)       (886)
     Accumulated Deficit                                               (3,735)     (2,775)
                                                                     --------    --------
                                                                       16,405      17,320
                                                                     --------    --------

                                                                      $33,863     $33,065
                                                                     ========    ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AULT INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                                                          (Unaudited)
                                                                       Three Months Ended
                                                                     August 31,  September 1,
                                                                       2003          2002
                                                                     ----------  ------------
Cash Flows From Operating Activities:
      Net Loss                                                          $(924)       $(502)
      Adjustments to Reconcile Net Loss to Net Cash
          Used in Operating Activities:
             Depreciation                                                 349          238
      Changes in Assets and Liabilities:
          (Increase) Decrease In:
             Trade Receivables                                         (1,020)        (416)
             Inventories                                                  415         (294)
             Prepaid and Other Expenses                                  (260)        (159)
          Increase (Decrease) in:
             Accounts Payable                                             303         (194)
             Accrued Expenses                                             459          234
                                                                      -------      -------
                Net Cash Used in Operating Activities                    (678)      (1,093)
                                                                      -------      -------

Cash Flows From Investing Activities:
      Purchase of Equipment and Leasehold Improvements                    (90)        (107)
      Acquisition Cost                                                                (366)
                                                                      -------      -------
                Net Cash Used in Investment Activities                    (90)        (473)
                                                                      -------      -------

Cash Flows From Financing Activities:
      Net Borrowings (Payments) on Revolving Credit Agreements            927
      Proceeds from Issuance of Common Stock                                            24
      Principal Payments on Long-Term Borrowings                          (73)         (68)
                                                                      -------      -------
                Net Cash Provided by (Used in) Financing Activities       854          (44)
                                                                      -------      -------

Effect of Foreign Currency Exchange Rate Changes
   on Cash                                                                  4           26
                                                                      -------      -------

Increase (Decrease) in Cash and Cash Equivalents                           90       (1,584)

Cash and Cash Equivalents at Beginning of Period                        1,100        4,775
                                                                      -------      -------

Cash and Cash Equivalents at End of Period                             $1,190       $3,191
                                                                      =======      =======

Non-Cash Transaction:
  Issuance of Redeemable Convertible Preferred Stock for
        Acquisition                                                                 $2,074
  Issuance of Common Stock to Pay Preferred Stock Dividends               $36

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



DATED: October 16, 2003                     /s/ Frederick M. Green
       -----------------------------        ------------------------------------
                                            Frederick M. Green, President
                                            Chief Executive Officer and
                                            Chairman




DATED: October 16, 2003                     /s/ Donald L. Henry
       -----------------------------        ------------------------------------
                                            Donald L. Henry
                                            Chief Financial Officer