Form 10-Q
period 2003-11-30
AULT INC
filed 2004-01-13
CIK 723639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

Commission file number 0-12611

AULT INCORPORATED

MINNESOTA	41-0842932
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7105 Northland Terrace
Minneapolis, Minnesota 55428-1028
(Address of principal executive offices)

Registrant’s telephone number: (763) 592-1900

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES __X___     NO _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES _____     NO ___X___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	January 7, 2004
No par value	4,680,728 shares

Total pages 21
Exhibits Index on Page 17

PART I.   FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Amounts Per Share)

	(Unaudited)
	Three Months Ended		Six Months Ended
	Nov. 30 2003	Dec. 1 2002	Nov. 30 2003	Dec. 1 2002
Net Sales	$11,134	$10,523	$21,950	$21,371
Cost of Goods Sold	8,327	8,380	16,603	16,370

Gross Profit	2,807	2,143	5,347	5,001
Operating Expenses:
Marketing	985	1,175	1,939	2,300
Design Engineering	863	1,093	1,742	1,908
General and Administrative	1,236	1,354	2,640	2,690
Exit Costs	223		321

	3,307	3,622	6,642	6,898

Operating Loss	(500)	(1,479)	(1,295)	(1,897)
Other Income (Expense):
Interest Expense	(139)	(126)	(298)	(235)
Interest Income		18		23
Other	(45)	(41)	(15)	(124)

	(184)	(149)	(313)	(336)

Loss Before Income Taxes	(684)	(1,628)	(1,608)	(2,233)
Income Tax Benefit		(169)		(272)

Net Loss	(684)	(1,459)	(1,608)	(1,961)
Preferred Stock Dividends	(36)	(36)	(72)	(55)

Net Loss Applicable to Common Stock	$(720)	$(1,495)	$(1,680)	$(2,016)

Loss Per Share
Basic:	$(0.15)	$(0.33)	$(0.36)	$(0.44)
Diluted:	$(0.15)	$(0.33)	$(0.36)	$(0.44)
Common and Equivalent Shares Outstanding:
Basic	4,673,706	4,580,574	4,665,659	4,576,355
Diluted	4,673,706	4,580,574	4,665,659	4,576,355

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	(Unaudited)
	November 30, 2003	June 1, 2003
Assets:
Current Assets
Cash and Cash Equivalents	$941	$1,100
Trade Receivables, Less Allowance for Doubtful Accounts of $620,000
at November 30, 2003; $500,000 at June 1, 2003	8,379	7,417
Inventories (Note 3)	9,544	9,868
Prepaid and Other Expenses	1,210	1,064

Total Current Assets	20,074	19,449
Other Assets	54	333
Property Equipment and Leasehold Improvements:
Land	1,735	1,735
Building and Leasehold Improvements	7,845	7,845
Machinery and Equipment	8,711	8,961
Office Furniture	1,939	1,887
E.D.P. Equipment	2,226	2,226

	22,456	22,654
Less Accumulated Depreciation	9,591	9,371

	12,865	13,283

	$32,993	$33,065

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	(Unaudited)
	November 30, 2003	June 1, 2003
Liabilities and Stockholders' Equity:
Current Liabilities
Note Payable to Bank	$4,101	$3,104
Current Maturities of Long-Term Debt (Note 6)	510	560
Accounts Payable	6,017	5,696
Accrued Compensation	1,244	1,162
Accrued Commissions	267	300
Other	446	195

Total Current Liabilities	12,585	11,017
Long-Term Debt, Less Current Maturities (Note 6)	2,391	2,483
Deferred Tax Liability	23	23
Retirement and Severance Benefits	203	148
Redeemable Convertible Preferred Stock, No Par Value, 2,074 Shares
Issued and Outstanding	2,074	2,074
Stockholders' Equity:
Preferred Stock, No Par Value, Authorized,
1,000,000 Shares; None Issued
Common Shares, No Par Value, Authorized
10,000,000 Shares; Issued and Outstanding 4,680,728 on
November 30, 2003; and 4,648,499 on June 1, 2003;	21,100	21,026
Notes Receivable arising from the sale of common stock	(45)	(45)
Accumulated Other Comprehensive Loss	(883)	(886)
Retained Earnings	(4,455)	(2,775)

	15,717	17,320

	$32,993	$33,065

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	(Unaudited) Six Months Ended
	November 30, 2003	December 1, 2002
Cash Flows From Operating Activities:
Net Loss	$(1,608)	$(1,961)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation	655	487
Changes in Assets and Liabilities:
(Increase) Decrease In:
Trade Receivables	(906)	842
Inventories	248	68
Prepaid and Other Expenses	195	(410)
Increase (Decrease) in:
Accounts Payable	310	(1,125)
Accrued Expenses	350	1,117

Net Cash Used in Operating Activities	(756)	(982)

Cash Flows From Investing Activities:
Purchase of Equipment and Leasehold Improvements	(236)	(206)
Power General Acquisition, net of cash acquired		(366)

Net Cash Used in Investment Activities	(236)	(572)

Cash Flows From Financing Activities:
Net Borrowings on Revolving Credit Agreements	973
Proceeds from Issuance of Common Stock	2	24
Principal Payments on Long-Term Borrowings	(143)	(137)

Net Cash Provided by (Used in) Financing Activities	832	(113)

Effect of Foreign Currency Exchange Rate Changes
on Cash	1	14

Decrease in Cash and Cash Equivalents	(159)	(1,653)
Cash and Cash Equivalents at Beginning of Period	1,100	4,775

Cash and Cash Equivalents at End of Period	$941	$3,122

Non-Cash Transaction:
Issuance of Redeemable Convertible Preferred Stock to Acquire
Power General		$2,074
Issuance of Common Stock to Pay Preferred Stock Dividends	72	36

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED NOVEMBER 30, 2003

1.   Summary of Consolidation Principles

The accompanying consolidated financial statements include the accounts of Ault Incorporated, its wholly owned subsidiaries, Ault Shanghai, Ault Korea Corporation, and Ault Xianghe Co. Ltd. All intercompany transactions have been eliminated. The foreign currency translation adjustment in footnote 7 represents the translation into United States dollars of the Company’s investment in the net assets of its foreign subsidiaries in accordance with the provisions of FASB Statement No. 52.

The consolidated balance sheet of the Company as of November 30, 2003, the related consolidated statements of operations for the three and six months ended November 30, 2003 and December 1, 2002, and the consolidated statements of cash flows for the six months ended November 30, 2003 and December 1, 2002 have been prepared without being audited. In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiaries as of November 30, 2003 and December 1, 2002, and the results of operations and cash flows for all periods presented.

Management plans – The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stock of $1,680,000 for the six months ended November 30, 2003, $7,692,073 in fiscal 2003 and $3,563,726 in fiscal 2002, and at November 30, 2003 had an accumulated deficit of $4,455,000. Net cash used in operating activities was $756,000 for the six months ended November 30, 2003 and $3,179,410 in fiscal 2003. Future operations will require the Company to borrow additional funds. On December 4, 2003, the Company entered into a new financing agreement, which includes a $7,000,000 line-of-credit agreement through December 2006. The availability of the line is based on the outstanding receivables of the Company; the amount available at December 4, 2003 was $2,888,000. The Company continues to take steps to reduce expenses, improve cash flow and return to profitability, including the consolidation of its manufacturing operations in this current quarter. This consolidation included the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault’s other manufacturing plants. Ault’s engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility. The consolidation is anticipated to be complete by the end of January.

Based on available funds, current plans and business conditions management believes that the Company’s available cash, amounts available on its line-of-credit agreement, and amounts generated from operations, will be sufficient to meet the Company’s cash requirements for the next 12 months. Supporting this belief are several assumptions including that there will be no material adverse developments in the business or the general market. There can be, however, no assurances regarding these assumptions. If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 1, 2003 Form 10-K.

The results of operations for the interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED NOVEMBER 30, 2003

2.   Stock Compensation

The Company’s 1986 and 1996 stock option plan has reserved 600,000 and 1,200,000 common shares, respectively, for issuance under qualified and nonqualified stock options for its key employees and directors. Option prices are the market value of the stock at the time the option was granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan, as all options were issued with exercised prices at or above fair value. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share would have changed to the pro forma amounts indicated below:

Amounts in thousands, except per share amounts

	Second Quarter Ended		Six Months Ended
	Nov. 30 2003	Dec. 1, 2002	Nov. 30 2003	Dec. 1, 2002
Net loss, as reported	$(720)	$(1,495)	$(1,680)	$(2,016)
Net loss, pro forma	(802)	(1,604)	(1,838)	(2,249)
Net loss, per share, basic, as reported	(0.15)	(0.33)	(0.36)	(0.44)
Net loss, per share, diluted, as reported	(0.15)	(0.33)	(0.36)	(0.44)
Net loss, per share, basic, pro forma	(0.17)	(0.35)	(0.39)	(0.49)
Net loss, per share, diluted, pro forma	(0.17)	(0.35)	(0.39)	(0.49)

3.   Inventories

The components of inventory (in thousands) at November 30, 2003 and June 1, 2003 are as follows:

	November 30, 2003	June 1, 2003
Raw Materials	$5,484	$6,020
Work-in-process	1,184	1,163
Finished Goods	2,876	2,685

	$9,544	$9,868

4.   Warranty

The Company offers its customers up to a three-year warranty on products. Warranty expense is determined by calculating the historical relationship between sales and warranty costs and applying the calculation to the current period’s sales. Based on warranty repair costs and the rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are offset against the reserve. The following table shows the fiscal 2004 year-to-date activity for the Company’s warranty accrual (in thousands):

Beginning Balance	$134
Charges and Costs Accrued	11
Less Repair Costs Incurred	—

Ending Balance	$145

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED NOVEMBER 30, 2003

5.   Plant Closing

On July 17, 2003, the Company announced the consolidation of its manufacturing operations. The consolidation included the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault’s other manufacturing plants. Ault’s engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility. The consolidation is anticipated to be complete by the end of January. The consolidation was implemented to reduce expenses, improve cash flow and return the Company to profitability. Ault’s management estimates that the consolidation will reduce expenses by approximately $1.3 million annually.

As a result of these decisions, the Company recorded charges of $203,000, for severance related to workforce reductions of approximately 40 employees, and $20,000 related to other costs to consolidate for the restructuring. Cash of $301,000 is expected to be used in connection with severance charges, which began to be paid in the second quarter and will be completely paid by the end of fiscal year 2004.

A summary of the restructuring activity during the six-month ending November 30, 2003 is as follows:

	Balance at June 1, 2003	Current Period Restructuring Charges	Cash Payments	Restructuring Liabilities at November 30, 2003

Employee termination costs	—	301,000	37,000	264,000
Miscellaneous costs	—	20,000	20,000	—

Total	—	321,000	57,000	264,000

6.   Debt

The Company had a financing agreement on November 30, 2003, which includes a $1,250,000 revolving line-of-credit agreement through April 30, 2005. Interest on advances is at the prime rate plus 7% for fiscal year 2004. The rate at November 30, 2003 and June 1, 2003 was 11.00%. All advances are due on demand and are secured by all assets of the Company. There were advances outstanding on the revolving line of credit of $1,056,000 and $0 at November 30, 2003 and June 1, 2003. On December 4, 2003, the Company entered into a new financing agreement for a $7,000,000 revolving line-of-credit agreement through December 2006. Interest on advances is at prime rate plus 2% for fiscal 2004. The rate at December 4, 2003 was 6%. The Company’s new financing agreement contains financial covenants. These covenants require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. The Company’s Korean subsidiary maintains an unsecured $3,637,000 credit facility agreement to cover bank overdrafts, short-term financing, and export financing at a rate of 6.25%. Advances outstanding relating to the Korean facility were $3,044,000 and $3,104,000 at November 30, 2003 and June 1, 2003, respectively.

Long-term debt (in thousands) including current maturities contain the following:

	November 30, 2003	June 1, 2003
Term loan, 7.2% interest, due in monthly installments through
December 2003, secured by equipment	$21	$61
Term loan, 7.94% interest, due in monthly installments through
September 2005, secured by furniture	54	87
Term loan, 5.3% interest rate due in January 2004	290	290
Term loan, 8.05% interest, due in monthly installments through
February 2015, secured by Company's headquarters building	2,536	2,605

Total	$2,901	$3,043
Less current maturities	510	560

	$2,391	$2,483

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED NOVEMBER 30, 2003

7.   Stockholders’ Equity

		Six Months Ended November 30, 2003
		($000)
Total Stockholders’ Equity – June 1, 2003		$17,320
Net Loss	$(1,608)
Net change in Foreign currency translation
adjustment	3

Comprehensive Income (Loss)		(1,605)
Issue 1,000 shares of common stock in
accordance with stock option plan		2
Preferred Stock Dividends Declared		(72)
Preferred Stock Dividends Paid with Common
Stock		72

Total Stockholders' Equity		$15,717

8.   Net Loss Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The Redeemable Convertible Preferred Stock and stock options had no effect on diluted weighted average shares outstanding, as they were anti-dilutive.

	Second Quarter Ended		Six Months Ended
	November 30, 2003	December 1, 2002	November 30, 2003	December 1, 2002
Loss Applicable to Common Shareholders
(in thousands)	$(720)	$(1,495)	$(1,680)	$(2,016)
Basic – Weighted Average Shares
Outstanding	4,673,706	4,580,574	4,665,659	4,576,355
Diluted – Weighted Average Shares
Outstanding	4,673,706	4,580,574	4,665,659	4,576,355
Basic Loss per Share	$(0.15)	$(0.33)	$(0.36)	$(0.44)

Diluted Loss per Share	$(0.15)	$(0.33)	$(0.36)	$(0.44)

9.   Acquisition

On July 16, 2002, the Company purchased a portion of the operating assets of the Power General division of Nidec America Corporation. The Power General division developed, manufactured, and sold high efficiency DC/DC converters and custom power supplies at various power levels up to 1200 watts under the Power General brand name. Pursuant to the Purchase Agreement, the Company paid the Seller $366,000 in cash and issued $2,074,000 face amount of the Company’s newly-created Series B 7% Redeemable Convertible Preferred Stock, no par value (the “Preferred Stock”). The Preferred Stock issued to Seller is convertible into 488,000 shares of the Company’s Common Stock at the holders’ option. The Company has filed a registration statement covering the shares of Common Stock issuable upon conversion of the Preferred Stock with the Securities and Exchange Commission. The Company has maintained Power General’s engineering group in Massachusetts and has moved Power General’s manufacturing operations and related functions to Ault’s other facilities in Asia.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER ENDED NOVEMBER 30, 2003

The addition of Power General will benefit Ault in a number of ways. First, the additional engineering capabilities will enhance product development. Second, the acquisition brings greater product breadth to Ault through the addition of AC/DC open-frame power supplies and DC/DC converter products. This broader offering affords Ault new business opportunities.

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

Inventories	$1,048,675
Property and equipment	1,634,971

Total assets acquired	2,683,646

Current liabilities	124,368

Net assets acquired	$2,559,278

Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, are:

Amounts in thousands, except per share amounts

	Second Quarter Ended		Six Months Ended
	Nov. 30, 2003	Dec. 1, 2002	Nov. 30, 2003	Dec. 1, 2002
Revenue	$11,133	$10,523	$21,950	$21,740

Net Loss	(684)	(1,459)	(1,608)	(2,295)

Preferred Stock Dividends	36	36	72	72

Net Loss Applicable to Common Stock	$(720)	$(1,495)	$(1,680)	$(2,367)

Basic/Diluted Loss Per Share	$(0.15)	$(0.33)	$(0.36)	$(0.52)

Common and equivalent shares outstanding:	4,674	4,581	4,666	4,576

10.   Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued prior to June 1, 2003 SFAS No. 150 is effective for the Company this quarter. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position or results of operations.

ITEM 2 — MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Critical accounting policies are defined as those involving significant judgments and uncertainties which could potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of the financial condition and results of operations. The Company believes the accounting policies described below meet these characteristics. All significant accounting policies are more fully described in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

Inventory Valuation – Inventory is written down for estimated surplus and discontinued inventory items. The amount of the write-down is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item.

Allowance for Doubtful Accounts – An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, economic and political conditions, and other relevant facts and circumstances. Unexpected changes in the aforementioned factors would result in materially different amounts for this item.

Deferred Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is likely that some portion or the entire deferred tax asset will not be realized. Based upon prior taxable income and estimates of future taxable income, the Company has determined that it is likely that its net deferred tax asset will not be fully realized in the future. Thus a full valuation allowance has been established. If actual taxable income varies from these estimates, the Company may be required to change the valuation allowance against the deferred tax assets resulting in a change in income tax expense (benefit), which will be recorded in the consolidated statement of operations.

MANAGEMENT PLANS

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stock of $1,680,000 for the six months ended November 30, 2003, $7,692,073 in fiscal 2003 and $3,563,726 in fiscal 2002, and at November 30, 2003 had an accumulated deficit of $4,455,000. Net cash used in operating activities was $756,000 for the six months ended November 30, 2003 and $3,179,410 in fiscal 2003. Future operations will require the Company to borrow additional funds. On December 4, 2003, the Company entered into a new financing agreement, which includes a $7,000,000 line-of-credit agreement through December 2006. The availability of the line is based on the outstanding receivables of the Company; the amount available at December 4, 2003 was $2,888,000. The Company continues to take steps to reduce expenses, improve cash flow and return to profitability, including the consolidation of its manufacturing operations in this current quarter. This consolidation included the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault’s other manufacturing plants. Ault’s engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility. The consolidation is anticipated to be complete by the end of January.

Based on available funds, current plans and business conditions management believes that the Company’s available cash, amounts available on its line-of-credit agreement, and amounts generated from operations, will be sufficient to meet the Company’s cash requirements for the next 12 months. Supporting this belief are several assumptions including that there will be no material adverse developments in the business or the general market. There can be, however, no assurances regarding these assumptions. If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

RESULTS OF OPERATIONS

Second Quarter Ended November 30, 2003

($000)			Favorable / (Unfavorable)
	Fiscal 2004	Fiscal 2003	Amount	Percent
Net Sales	$11,134	$10,523	$611	6%
Operating Loss	(500)	(1,479)	979	66%

Net sales were $11,134,000 for the second quarter of fiscal 2004 up 6% from $10,523,000 for the second quarter of fiscal 2003. The increase is due to higher sales from Asia Pacific of $791,000 offset by a decrease in sales from North America and Europe of $180,000.

Gross margin for the second quarter was 25.2 percent as a percent of sales, compared with 20.4 percent for the same period last year. Current year margin increased $110,000 from cost reduction and prior year margin was adversely affected by $340,000 from the acquisition of Power General.

Operating expenses decreased in the second quarter of fiscal 2004 to $3,307,000 from $3,622,000 in the second quarter of fiscal 2003. The reduction of expenses in the second quarter of fiscal 2004 is primarily related to the reduction in headcount of $345,000, fiscal year 2003 transition costs related to the Power General acquisition of $168,000 offset by costs relating to the closing of the Minneapolis manufacturing facility of $223,000.

Six Months Ended November 30, 2003

($000)			Favorable / (Unfavorable)
	Fiscal 2004	Fiscal 2003	Amount	Percent
Net Sales	$21,950	$21,371	$579	3%
Operating Loss	(1,295)	(1,897)	602	32%

Net sales were $21,950,000 for the first six months of fiscal 2004 up 3% from $21,371,000 for the first six months of fiscal 2003. The increase is due to higher sales from Asia Pacific of $1,926,000 offset by a decrease in sales from North America and Europe of $1,347,000.

Gross margin for the first six months of fiscal 2004 was 24.4 percent as a percent of sales, compared with 23.4 percent for the same period last year. Current year margin increased $159,000 from cost reduction, offset by lower margins of $225,000 due to higher sales in the Asia Pacific area, which have lower margins than North America and Europe, and prior year margin was adversely affected by $380,000 from the acquisition of Power General.

Operating expenses decreased in the first six months of fiscal 2004 to $6,642,000 from $6,898,000 in the first six months of fiscal 2003. The reduction of expenses for the first six months of fiscal 2004 is primarily related to the reduction in headcount of $345,000, fiscal year 2003 transition costs related to the Power General acquisition of $168,000 offset by costs relating to the closing of the Minneapolis manufacturing facility of $321,000.

Order Backlog: The Company’s order backlog at November 30, 2003 totaled $12,442,000 compared to $13,850,000 at June 1, 2003. The order backlog represents sales for approximately fourteen weeks.

Non-Operating Income and Expenses: Nonoperating expense is $313,000 for the first six months of fiscal 2004 compared to $336,000 for the same period in fiscal 2003. The Company had no interest income in the first two quarters of fiscal 2004 and $23,000 for the same period in fiscal 2003. Other expense is $15,000 for the first six months of fiscal 2004 and $124,000 in the first six months of fiscal 2003. Both amounts are primarily related to the currency exchange rate loss in Korea. The Company incurred interest expenses of $298,000 in the first six months of fiscal 2004 and $235,000 in the same period of fiscal 2003, paid on bank credit facilities and long-term borrowings.

Income Tax: The Company had a pre-tax loss of $1,608,000 for the six-month period in fiscal 2004 on which it accrued no consolidated income tax benefit. For the six-month period in fiscal 2003 the Company had a pre-tax loss of $2,233,000 on which an income tax benefit of $272,000 was accrued. The effective tax rate is 0% for the first two quarters of 2004, and a benefit of 12% for the same period in fiscal 2003. In 2003, the Company recognized its remaining loss carrybacks. In the first two quarters of fiscal 2004 and 2003 the Company did not take a benefit from the loss carryforwards the losses generated, and has a full valuation allowance because it was likely the Company will be unable to use such loss carryforwards.

Net Loss: The Company reported a basic and diluted per share loss of $0.36 for the first six months of fiscal 2004, based on 4,666,000 outstanding weighted average shares, compared to basic and diluted per share loss of $0.44 for the same period of fiscal 2003, based on 4,576,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company’s liquidity and financial position on November 30, 2003, and on June 1, 2003:

	November 30, 2003	June 1, 2003
	($000)	($000)
Working capital	$7,489	$8,432
Cash and cash equivalents	941	1,100
Unutilized bank credit facilities	787	2,297

Current Working Capital Position

As of November 30, 2003, the Company had current assets of $20,074,000 and current liabilities of $12,585,000, which amounted to working capital of $7,489,000 and a current ratio of 1.6. This represents a decrease from its working capital of $8,432,000 as of June 1, 2003. The Company relies on its credit facilities as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has not committed any funds to capital expenditures as of November 30, 2003.

Cash and Investments: As of November 30, 2003, the Company had cash totaling $941,000, compared to $1,100,000 as of June 1, 2003. This decrease in cash was principally due to the net loss from operations.

Credit Facilities: The Company had a financing agreement on November 30, 2003, which includes a $1,250,000 revolving line-of-credit agreement through April 30, 2005. There were advances outstanding on the revolving line of credit of $1,056,000 and $0 at November 30, 2003 and June 1, 2003 at an interest rate of 11%. On December 4, 2003, the Company paid off its line-of-credit and entered into a new financing agreement for a $7,000,000 revolving line-of-credit agreement through December 2006. Interest on advances is at prime rate plus 2% for fiscal 2004. The rate at December 4, 2003 was 6%. The Company’s new financing agreement contains financial covenants. These covenants require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. The Company believes the provisions imposed by this credit agreement are achievable based on the Company’s expected operating results for the next year.

The South Korean credit facility is approximately $3,637,000 of which borrowings at November 30, 2003 totaled $3,044,000.

CASH FLOWS FOR FISCAL 2004

Operations: Operations used $756,000 of cash during the first six months of fiscal 2004 due principally to the following activities:

(a)	The loss net of depreciation used cash of $953,000.
(b)	Increases in trade receivables used $906,000, primarily related to additional sales from the Asia Pacific area.
(c)	Decreases in inventories provided $248,000, primarily related to the consolidation of the Minneapolis manufacturing facility.
(d)	Increases in accounts payable provided $310,000, primarily related to extended payment terms from several vendors.
(e)	Increases in accrued expenses provided $350,000, primarily related to accrued exit costs for the closing of the Minneapolis manufacturing facility.

Investing Activities: Investing activities used net cash of $236,000 principally relating to the purchase of tooling in the Asia facilities.

Financing Activities: Financing activities provided net cash of $832,000, comprised of $143,000 payment on debt, and $973,000 of additional borrowing on the Company’s domestic line-of-credit.

Effect of Foreign Currency Exchange Rate Fluctuations: The effect of translating the Korean financial statements, which were prepared in Won to US dollars, and the effect of translating the Chinese financial statements, which were prepared in Yuan to US dollars, had minimal effect on cash for the first six months of the fiscal year.

Summary: The Company’s cash and working capital positions are sound and, together with its credit facilities, adequate to support the Company’s strategies for the remainder of fiscal 2004.

Information about Products and Services: The Company’s business operations are comprised of one activity—the design, manufacture and sale of equipment for converting electric power to a level used by OEMs in data communications/telecommunications and medical markets to charge batteries, and/or power equipment. The Company supports these power requirements by making available to the OEMs products that have various technical features. These products are managed as one product segment under the Company’s internal organizational structure and the Company does not consider any financial distinctive measures, including net profitability and segmentation of assets to be meaningful to performance assessment.

Information about Revenue by Geography

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

	Six Months Ended
	November 30, 2003	December 1, 2002
	($000)	($000)
US	$12,400	$13,683
Korea	4,751	2,579
China	2,375	2,180
UK	1,478	1,321
Canada	397	330
Belgium	0	297
Other Foreign	549	981

Total	$21,950	$21,371

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligation to pay for trade receivable invoices.

Impact of Foreign Operations and Currency Changes:

The Company will experience normal valuation changes as the Korean and Chinese currency fluctuates. The effect of translating the Korean and Chinese financial statements was not significant for the first six months of fiscal 2004.

Forward Looking Statements

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future results of operations or business developments which are typically preceded by the words “believes”, “expects”, “anticipates”, “intends” or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties that could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by original equipment manufacturers (OEMs) in the telecommunications, data communications, computer peripherals and the medical markets; buying patterns of the Company’s existing and prospective customers; the impact of new products introduced by competitors; delays in new product introductions; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components; fuel prices; and other risks affecting the Company’s target markets.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences foreign currency gains and losses, which are reflected in the financial statements, due to the strengthening and weakening of the U.S. dollar against currencies of the Company’s foreign subsidiaries. The Company anticipates that it will continue to have exchange gains or losses in the future.

The Company is exposed to certain market risks on the line of credit agreement because of the variable interest rate charged.  Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates, which assuming an average outstanding debt balance of $5.0 million would result in an annual interest expense increase of approximately $50,000.

ITEM 4 — CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Frederick M. Green, and Chief Financial Officer, Donald L. Henry, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)     Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the date of the review to the date of this Form 10-Q.

PART II

ITEM 1   LEGAL PROCEEDINGS:

Not Applicable

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3   DEFAULTS UPON SENIOR SECURITIES:

Not Applicable

ITEM 4   Submission of Matters to a Vote of Security Holders;

The following matter was voted upon at the Annual Meeting of Stockholders held on October 16, 2003, and received the votes set forth below:

All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

	For	Withheld
F. Green	4,419,304	110,639
J. Colwell	4,419,504	110,439
C. Barnett	4,419,500	110,443
J. Kassakian	4,419,504	110,439
B. Chang	4,419,504	110,439
M. Walker	4,419,500	110,443
D. Larkin	4,419,504	110,439

The proposal to ratify and approve an amendment to the Company’s 1996 Employee Stock Purchase Savings Plan to increase the number of Shares authorized to be issued under such Plan by 100,000 shares to 200,000 passed by a vote of 1,779,283 for and 356,649 against.

ITEM 5   OTHER INFORMATION

Not Applicable.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on form 8-K
A.	Form 8-K filed October 16, 2003 announcing the first quarter fiscal 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED
(REGISTRANT)

DATED:	January 12, 2004	/s/ Frederick M. Green

Frederick M. Green, President Chief Executive Officer and Chairman
DATED:	January 12, 2004	/s/ Donald L. Henry

Donald L. Henry Chief Financial Officer