Form 10-Q/A
period 2003-11-30
AULT INC
filed 2004-01-16
CIK 723639

FORM 10-Q/A
 Amendment No. 1

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

Total pages 22
Exhibits Index on Page 18

This Amendment No. 1 on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003, as filed on January 13, 2004, but has no effect on previously reported loss from operations, net loss, or net loss per share. This amendment is being filed for the sole purpose of correcting the section 302 certifications. The format from last year was inadvertently used.

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

AULT INCORPORATED
(REGISTRANT)

DATED:	January 16, 2004	/s/ Frederick M. Green

Frederick M. Green, President Chief Executive Officer and Chairman
DATED:	January 16, 2004	/s/ Donald L. Henry

Donald L. Henry Chief Financial Officer