Form 10-Q
period 2004-02-29
AULT INC
filed 2004-04-14
CIK 723639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

YES _____     NO ___X___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	April 2, 2004
No par value	4,694,465 shares

Total pages 22
Exhibits Index on Page 18

PART 1. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	(Unaudited)

	Three Months Ended		Nine Months Ended

	February 29 2004	March 2 2003	February 29 2004	March 2 2003

Net Sales	$10,730	$9,940	$32,680	$31,311

Inventory Writedown From Exit	545	—	545	—
Cost of Goods Sold	7,893	8,078	24,496	24,448

Gross Profit	2,292	1,862	7,639	6,863

Operating Expenses:
Marketing	972	1,185	2,911	3,485
Design Engineering	1,026	1,154	2,768	3,062
General and Administrative	1,354	1,320	3,994	4,010
Exit Costs	1,743	—	2,064	—

	5,095	3,659	11,737	10,557

Operating Loss	(2,803)	(1,797)	(4,098)	(3,694)

Other Income (Expense):
Interest Expense	(168)	(94)	(466)	(329)
Interest Income	—	6	—	29
Other	43	62	28	(62)

	(125)	(26)	(438)	(362)

Loss Before Income Taxes	(2,928)	(1,823)	(4,536)	(4,056)
Income Tax Benefit	—	(30)	—	(302)

Net Loss	(2,928)	(1,793)	(4,536)	(3,754)

Preferred Stock Dividends	(36)	(36)	(108)	(91)

Net Loss Applicable to Common Shareholders	$(2,964)	$(1,829)	$(4,644)	$(3,845)

Loss Per Share
Basic:	$(0.63)	$(0.40)	$(0.99)	$(0.84)
Diluted:	$(0.63)	$(0.40)	$(0.99)	$(0.84)

Common and Equivalent Shares Outstanding:
Basic	4,687,597	4,597,283	4,672,769	4,583,374
Diluted	4,687,597	4,597,283	4,672,769	4,583,374

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	(Unaudited)
	February 29, 2004	June 1, 2003

Assets:
Current Assets
Cash and Cash Equivalents	$989	$1,100
Trade Receivables, Less Allowance for Doubtful Accounts of $629 at
February 29, 2004; $500 at June 1, 2003	7,618	7,417
Inventories	9,331	9,868
Assets Held for Sale	10	--
Prepaid and Other Expenses	1,486	1,064

Total Current Assets	19,434	19,449

Other Assets	166	333

Property Equipment and Leasehold Improvements:
Land	1,735	1,735
Building and Leasehold Improvements	6,711	7,845
Machinery and Equipment	7,093	8,961
Office Furniture	1,890	1,887
E.D.P. Equipment	2,001	2,226

	19,430	22,654

Less Accumulated Depreciation	8,617	9,371

	10,813	13,283

	$30,413	$33,065

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	February 29, 2004	June 1, 2003

Liabilities and Stockholders' Equity:
Current Liabilities
Note Payable to Bank	$4,927	$3,104
Current Maturities of Long-Term Debt	475	560
Accounts Payable	5,705	5,696
Accrued Compensation	1,171	1,162
Accrued Commissions	236	300
Other	418	195

Total Current Liabilities	12,932	11,017

Long-Term Debt, Less Current Maturities	2,352	2,483
Deferred Tax Liability	23	23
Retirement and Severance Benefits	236	148

Redeemable Convertible Preferred Stock, No Par Value, 2,074
Shares Issued and Outstanding	2,074	2,074

Stockholders' Equity:
Preferred Stock, No Par Value, Authorized,
1,000,000 Shares; None Issued
Common Shares, No Par Value, Authorized
10,000,000 Shares; Issued and Outstanding 4,695,465 on
February 29, 2004; and 4,648,499 on June 1, 2003;	21,136	21,026
Notes Receivable arising from the sale of common stock	(45)	(45)
Accumulated Other Comprehensive Loss	(876)	(886)
Accumulated Deficit	(7,419)	(2,775)

	12,796	17,320

	$30,413	$33,065

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	(Unaudited) Nine Months Ended
	February 29, 2004	March 2, 2003

Cash Flows From Operating Activities:
Net Loss	$(4,536)	$(3,754)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation	939	769
Asset Impairment	1,742	—

Changes in Assets and Liabilities:
(Increase) Decrease In:
Trade Receivables	(304)	155
Inventories	601	145
Prepaid and Other Expenses	(116)	(497)
Increase (Decrease) in:
Accounts Payable	(24)	(1,159)
Accrued Expenses	244	1,267

Net Cash Used in Operating Activities	(1,454)	(3,074)

Cash Flows From Investing Activities:
Purchase of Equipment and Leasehold Improvements	(210)	(279)
Power General Acquisition, net of cash acquired		(366)

Net Cash Used in Investment Activities	(210)	(645)

Cash Flows From Financing Activities:
Net Borrowings on Revolving Credit Agreements	1,765	299
Proceeds from Issuance of Common Stock	2	24
Principal Payments on Long-Term Borrowings	(217)	(208)

Net Cash Provided by Financing Activities	1,550	115

Effect of Foreign Currency Exchange Rate Changes
on Cash	3	33

Decrease in Cash and Cash Equivalents	(111)	(3,571)

Cash and Cash Equivalents at Beginning of Period	1,100	4,775

Cash and Cash Equivalents at End of Period	$989	$1,204

Non-Cash Transaction:
Issuance of Redeemable Convertible Preferred Stock to Acquire
Power General	$—	$2,074
Issuance of Common Stock to Pay Preferred Stock Dividends	108	73

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED FEBRUARY 29, 2004

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

The consolidated balance sheet of the Company as of February 29, 2004, the related consolidated statements of operations for the three and nine months ended February 29, 2004 and March 2, 2003, and the consolidated statements of cash flows for the nine months ended February 29, 2004 and March 2, 2003 have been prepared without being audited. In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiaries as of February 29, 2004 and March 2, 2003, and the results of operations and cash flows for all periods presented. The accompanying balance sheet as of June 1, 2003 has been derived from the audited financial statements of that date.

Management plans– The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stock of $4,644,000 for the nine months ended February 29, 2004, $7,692,000 in fiscal 2003 and $3,564,000 in fiscal 2002, and at February 29, 2004 had an accumulated deficit of $7,419,000. Net cash used in operating activities was $1,454,000 for the nine months ended February 29, 2004 and $3,179,000 in fiscal 2003. Future operations will require the Company to borrow additional funds. On December 4, 2003, the Company entered into a new financing agreement, which includes a $7,000,000 line-of-credit agreement through December 2006. The availability of the line is based on the outstanding receivables of the Company; the amount available at February 29, 2004 was $3,120,000. During the third quarter of fiscal 2004, the Company violated the financing agreements covenants and subsequent to quarter-end received a waiver and an amended agreement with less restrictive covenants. The Company continues to take steps to reduce expenses, improve cash flow and return to profitability, including the consolidation of its manufacturing operations. This consolidation included the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault’s other manufacturing plants. Ault’s engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility. The consolidation was complete by the end of February.

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
THIRD QUARTER ENDED FEBRUARY 29, 2004

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan, as all options were issued with exercised prices at or above fair value. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share would have changed to the pro forma amounts indicated below:

Amounts in thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	Feb. 29, 2004	March 2, 2003	Feb. 29, 2004	March 2, 2003

Net loss, as reported	$(2,964)	$(1,829)	$(4,644)	$(3,845)
Net loss, pro forma	(3,018)	(1,943)	(4,862)	(4,210)
Net loss, per share, basic, as reported	(0.63)	(0.40)	(0.99)	(0.84)
Net loss, per share, diluted, as reported	(0.63)	(0.40)	(0.99)	(0.84)
Net loss, per share, basic, pro forma	(0.64)	(0.42)	(1.04)	(0.92)
Net loss, per share, diluted, pro forma	(0.64)	(0.42)	(1.04)	(0.92)

3. Inventories
The components of inventory (in thousands) at February 29, 2004 and June 1, 2003 are as follows:

	February 29, 2004	June 1, 2003
Raw Materials	$6,327	$6,020
Work-in-Process	1,160	1,163
Finished Goods	1,844	2,685

	$9,331	$9,868

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

Beginning Balance	$134
Charges and Costs Accrued	19
Less Repair Costs Incurred	—

Ending Balance	$153

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED FEBRUARY 29, 2004

5. Plant Closing

On July 17, 2003, the Company announced the consolidation of its manufacturing operations. The consolidation included the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault’s other manufacturing plants. Ault’s engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility. The consolidation is complete at the end of February. The consolidation was implemented to reduce expenses, improve cash flow and help return the Company to profitability. Ault’s management estimates that the consolidation will reduce expenses by approximately $1.3 million annually.

As a result of these decisions, the Company recorded charges of $301,000, for severance related to workforce reductions of approximately 40 employees, $1,743,000 for asset impairment write down, $545,000 for obsolete inventory, and $20,000 related to other costs associated with the consolidation restructuring. Cash of $301,000 is expected to be used in connection with severance charges, which began to be paid in the second quarter and will be completely paid by the end of fiscal year 2004.

A summary of the restructuring activity during the nine-month period ending February 29, 2004 is as follows:

	Balance at June 2, 2003	Current Period Restructuring Charges	Paid/ Expensed	Restructuring Liabilities at February 29, 2004
Employee termination costs	—	301,000	224,000	77,000
Obsolete Inventory	—	545,000	545,000	—
Fixed asset impairment	—	1,743,000	1,743,000	—
Miscellaneous costs	—	20,000	20,000	—

Total	—	2,609,000	2,532,000	77,000

6. Debt

The Company has a $7,000,000 revolving line-of-credit agreement through December 2006. Interest on advances is at the prime rate plus 2% for fiscal year 2004. The rate at February 29, 2004 was 6% and at June 1, 2003 the rate was 11.00%. All advances are due on demand and are secured by all assets of the Company. There were advances outstanding on the revolving line of credit of $1,933,000 at February 29, 2004 and none at June 1, 2003. The Company’s financing agreement contains financial covenants. These covenants require the Company, among other things, to maintain a minimum capital base, a minimum earnings level, and also impose certain limitations on additional capital expenditures and the payment of dividends. During the third quarter of fiscal 2004, the Company violated the financing agreement covenants and subsequent to quarter-end received a waiver and an amended agreement with less restrictive covenants. The Company’s Korean subsidiary maintains an unsecured $3,333,000 credit facility agreement to cover bank overdrafts, short-term financing, and export financing at a rate of 6.25%. Advances outstanding relating to the Korean facility were $2,993,000 and $3,104,000 at February 29, 2004 and June 1, 2003, respectively.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED FEBRUARY 29, 2004

Long-term debt (in thousands) including current maturities contain the following:

	February 29, 2004	June 1, 2003
Term loan, 7.2% interest, due in monthly installments through
December 2003, secured by equipment	$0	$61
Term loan, 7.94% interest, due in monthly installments through
September 2005, secured by furniture	36	87
Term loan, 5.3% interest rate due in January 2005	290	290
Term loan, 8.05% interest, due in monthly installments through
February 2015, secured by Company's headquarters building
	2,501	2,605

Total	$2,827	$3,043
Less current maturities	475	560

	$2,352	$2,483

7. Stockholders’Equity

		Nine Months Ended February 29, 2004
		($000)
Total Stockholders' Equity - June 1, 2003		$17,320
Net Loss	$(4,536)
Net change in Foreign currency translation
adjustment	10

Comprehensive Income (Loss)		(4,526)
Issue 1,000 shares of common stock in
accordance with stock option plan		2
Preferred Stock Dividends Declared		(108)
Preferred Stock Dividends Paid with Common
Stock		108

Total Stockholders' Equity		$12,796

5. Net Loss Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The Redeemable Convertible Preferred Stock and stock options had no effect on diluted weighted average shares outstanding, as they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	February 29, 2004	March 2, 2003	February 29, 2004	March 2, 2003
Loss Applicable to Common Shareholders (in
thousands)	$(2,964)	$(1,829)	$(4,644)	$(3,845)
Basic - Weighted Average Shares Outstanding	4,687,597	4,597,283	4,672,769	4,583,374
Diluted - Weighted Average Shares Outstanding
	4,687,597	4,597,283	4,672,769	4,583,374
Basic Loss per Share	$(0.63)	$(0.40)	$(0.99)	$(0.84)

Diluted Loss per Share	$(0.63)	$(0.40)	$(0.99)	$(0.84)

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED FEBRUARY 29, 2004

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

Inventories	$1,048,675
Property and equipment	1,634,971

Total assets acquired	2,683,646

Current liabilities	124,368

Net assets acquired	$2,559,278

Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, are:

Amounts in thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	Feb. 29, 2004	March 2, 2003	Feb. 29, 2004	March 2, 2003
Revenue	$10,730	$9,940	$32,680	$31,680

Net Loss	(2,928)	(1,793)	(4,536)	(4,088)

Preferred Stock Dividends	36	36	108	108

Net Loss Applicable to Common Shareholders	$(2,964)	$(1,829)	$(4,644)	$(4,196)

Basic/Diluted Loss Per Share	$(0.63)	$(0.40)	$(0.99)	$(0.92)

Common and equivalent shares outstanding:	4,688	4,597	4,673	4,583

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER ENDED FEBRUARY 29, 2004

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

MANAGEMENT PLANS

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stock of $4,644,000 for the nine months ended February 29, 2004, $7,692,000 in fiscal 2003 and $3,564,000 in fiscal 2002, and at February 29, 2004 had an accumulated deficit of $7,419,000. Net cash used in operating activities was $1,454,000 for the nine months ended February 29, 2004 and $3,179,000 in fiscal 2003. Future operations will require the Company to borrow additional funds. On December 4, 2003, the Company entered into a new financing agreement, which includes a $7,000,000 line-of-credit agreement through December 2006. The availability of the line is based on the outstanding receivables of the Company; the amount available at February 29, 2004 was $3,120,000. The Company continues to take steps to reduce expenses, improve cash flow and return to profitability, including the consolidation of its manufacturing operations. This consolidation included the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault’s other manufacturing plants. Ault’s engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility. The consolidation was complete by the end of February.

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

RESULTS OF OPERATIONS
Three Months Ended February 29, 2004

($000)	Fiscal 2004	Fiscal 2003	Favorable / (Unfavorable)
			Amount	Percent

Net Sales	$10,730	$9,940	$790	8%
Operating Loss	(2,803)	(1,797)	(1,006)	(56%)

Net sales were $10,730,000 for the third quarter of fiscal 2004 up 8% from $9,940,000 for the third quarter of fiscal 2003. The increase is due to higher sales from North America and Europe of $1,577,000 offset by a decrease in sales from Asia Pacific of $787,000.

Gross margin for the third quarter of fiscal 2004 was 21.4 percent as a percent of sales, compared with 18.7 percent for the same period last year. Current year margin increased $319,000 resulting from cost reduction related to the closing of Minneapolis manufacturing, $256,000 due to higher sales in North America, which have higher margin than Asia Pacific offset by $545,000 for inventory writedown due to the closing of the Minneapolis manufacturing. The prior year margin was adversely affected by $360,000 from the acquisition and integration of Power General.

Operating expenses increased in the third quarter of fiscal 2004 to $5,095000 from $3,659,000 in the third quarter of fiscal 2003. The increase in expenses in the third quarter of fiscal 2004 is primarily due to the related costs of closing the Minneapolis manufacturing facility. The $1,743,000 increase is offset by the reduction in headcount of $345,000.

Nonoperating expense is $125,000 for the third quarter of fiscal 2004 compared to $26,000 for the same period in fiscal 2003. The Company had no interest income in the three months ended February 29, 2004 and $6,000 for the same period in fiscal 2003. Other income is $43,000 for the third quarter of fiscal 2004 and $62,000 for the same period in fiscal 2003. Both amounts are primarily related to the currency exchange rate gain in Korea. The Company incurred interest expenses of $168,000 in the third quarter of fiscal 2004 and $94,000 in the same period of fiscal 2003, paid on bank credit facilities and long-term borrowings.

Nine Months Ended February 29, 2004

($000)	Fiscal 2004	Fiscal 2003	Favorable / (Unfavorable)
			Amount	Percent

Net Sales	$32,680	$31,311	$1,369	4%
Operating Loss	(4,098)	(3,694)	(404)	(11%)

Net sales were $32,680,000 for the first nine months of fiscal 2004 up 4% from $31,311,000 for the first nine months of fiscal 2003. The increase is due to higher sales from Asia Pacific of $1,139,000 and an increase in sales from North America and Europe of $230,000.

Gross margin for the first nine months of fiscal 2004 was 23.4 percent as a percent of sales, compared with 21.9 percent for the same period last year. Current year margin increased $478,000 from cost reduction related to the closing of the Minneapolis manufacturing offset by $545,000 for inventory writedown due to the closing of the Minneapolis manufacturing, and prior year margin was adversely affected by $740,000 from the acquisition of Power General.

Operating expenses increased in the first nine months of fiscal 2004 to $11,737,000 from $10,557,000 in the first nine months of fiscal 2003. The increase of expenses for the first nine months of fiscal 2004 is primarily related to the closing of the Minneapolis manufacturing facility of $2,064,000 offset by the reduction in headcount of $690,000, and fiscal year 2003 transition costs related to the Power General acquisition of $168,000.

Order Backlog: The Company’s order backlog at February 29, 2004 totaled $10,710,000 compared to $13,850,000 at June 1, 2003. The order backlog represents sales for approximately twelve weeks.

Non-Operating Income and Expenses:  Nonoperating expense is $438,000 for the first nine months of fiscal 2004 compared to $362,000 for the same period in fiscal 2003. The Company had no interest income in the first three quarters of fiscal 2004 and $29,000 for the same period in fiscal 2003. Other income is $28,000 for the first nine months of fiscal 2004 and other expense is $62,000 in the first nine months of fiscal 2003. Both amounts are primarily related to the currency exchange rate gain and loss in Korea. The Company incurred interest expenses of $466,000 in the first nine months of fiscal 2004 and $329,000 in the same period of fiscal 2003, paid on bank credit facilities and long-term borrowings.

Income Tax: The Company had a pre-tax loss of $4,536,000 for the nine-month period in fiscal 2004 on which it accrued no consolidated income tax benefit. For the nine-month period in fiscal 2003 the Company had a pre-tax loss of $4,056,000 on which an income tax benefit of $302,000 was accrued. The effective tax rate is 0% for the first three quarters of 2004, and a benefit of 7% for the same period in fiscal 2003. In 2003, the Company recognized its remaining loss carrybacks. In the first three quarters of fiscal 2004 and 2003 the Company did not take a benefit from the loss carryforwards the losses generated, and has a full valuation allowance because it was likely the Company will be unable to use such loss carryforwards.

Net Loss: The Company reported a basic and diluted per share loss of $0.99 for the first nine months of fiscal 2004, based on 4,673,000 outstanding weighted average shares, compared to basic and diluted per share loss of $0.84 for the same period of fiscal 2003, based on 4,583,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company’s liquidity and financial position on February 29, 2004, and on June 1, 2003:

	February 29, 2004	June 1, 2003
	($000)	($000)
Working capital	$6,502	$8,432
Cash and cash equivalents	989	1,100
Unutilized bank credit facilities	1,527	2,297

Current Working Capital Position

As of February 29, 2004, the Company had current assets of $19,434,000 and current liabilities of $12,932,000, which amounted to working capital of $6,502,000 and a current ratio of 1.5. This represents a decrease of $1,930,000 from its working capital as of June 1, 2003. The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has not committed any funds to capital expenditures as of February 29, 2004.

Cash and Investments: As of February 29, 2004, the Company had cash totaling $989,000, compared to $1,100,000 as of June 1, 2003. This decrease in cash was principally due to the net loss from operations.

Credit Facilities: The Company has an asset-based credit facility of $7 million, secured by company assets through December 2006. There were advances outstanding on the revolving line of credit of $1,933,000 at February 29, 2004 and none at June 1, 2003 at an interest rate of 6%. The Company’s financing agreement contains financial covenants. These covenants require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. During the third quarter of fiscal 2004, the Company violated the financing agreements covenants and subsequent to quarter-end received a waiver and an amended agreement with less restrictive covenants. The Company believes they can remain in compliance with the agreement, as amended, throughout fiscal 2004.

The South Korean credit facility is approximately $3,333,000 of which borrowings at February 29, 2004 totaled $2,993,000.

CASH FLOWS FOR FISCAL 2004

Operations: Operations used $1,454,000 of cash during the first nine months of fiscal 2004 due principally to the loss net of depreciation and loss on the sale of capital assets.

Investing Activities: Investing activities used net cash of $210,000 relating to the purchase of tooling in the Asian facilities.

Financing Activities: Financing activities provided net cash of $1,550,000, comprised of $216,000 payment on debt, and $1,766,000 of additional borrowing on the Company's domestic line-of-credit.

Effect of Foreign Currency Exchange Rate Fluctuations: The effect of translating the Korean financial statements, which were prepared in Won to US dollars, and the effect of translating the Chinese financial statements, which were prepared in Yuan to US dollars, had minimal effect on cash for the first nine months of the fiscal year.

Summary: The Company’s cash and working capital positions are sound and together with its credit facilities, are adequate to support the Company’s strategies for the remainder of fiscal 2004.

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

Information about Revenue by Geography

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

	Nine Months Ended
	February 29, 2004	March 2, 2003

	($000)	($000)

US	$18,344	$18,844
Korea	6,881	3,822
China	2,819	4,437
UK	2,993	1,970
Canada	730	493
Belgium	85	408
Other Foreign	828	1,337

Total	$32,680	$31,311

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligation to pay for trade receivable invoices.

Impact of Foreign Operations and Currency Changes:

The Company will experience normal valuation changes as the Korean and Chinese currency fluctuates. The effect of translating the Korean and Chinese financial statements was not significant for the first nine months of fiscal 2004.

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

ITEM 4 – CONTROLS AND PROCEDURES

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

                       A. Form 8-K filed February 11, 2004 announcing the change in auditors.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED
(REGISTRANT)

DATED: April 12, 2004	/s/ Frederick M. Green Frederick M. Green, President Chief Executive Officer and Chairman
DATED: April 12, 2004	/s/ Donald L. Henry Donald L. Henry Chief Financial Officer