Form 10-K
period 2004-05-30
AULT INC
filed 2004-08-25
CIK 723639

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED MAY 30, 2004

Commission File Number 0-12611

AULT INCORPORATED
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0842932
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)
7105 Northland Terrace, Brooklyn Park, MN 55428-1028
Address of principal executive offices

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
YES [   ]      NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14,037,000 based upon the closing price of the Company’s common stock on the NASDAQ National Market on August 2, 2004, multiplied by the number of outstanding shares of the Company held by persons other than officers, directors and 10% or more shareholders referred to in the "Security Ownership of Principal Shareholders and Management" table referred to under Item 12 herein.

On August 2, 2004, there were outstanding 4,765,291 shares of the Registrant’s common stock.

The Form 10-K consists of 57 pages. The Exhibit Index is located on page 52.

Documents Incorporated by Reference: Portions of the definitive Proxy Statement to be delivered to shareholders for the Annual Meeting of Shareholders to be held September 28, 2004 are incorporated by reference into Part III.

AULT INCORPORATED

FORM 10-K
FOR THE FISCAL YEAR ENDED MAY 30, 2004

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

On July 16, 2002, the Company purchased a portion of the operating assets of the Power General division of Nidec America Corporation. The Power General division developed, manufactured, and sold high-efficiency DC/DC converters and custom power supplies at various power levels up to 1200 watts under the Power General brand name. Pursuant to the Purchase Agreement, the Company paid the Seller $366,000 in cash and issued $2,074,000 face amount of the Company’s newly created Series B 7% Convertible Preferred Stock, no par value (the Preferred Stock). Further information regarding this acquisition is contained in Note 14 of the Notes to Financial Statements under Item 8 herein. Since the acquisition of the Power General division significant time and resources have been expended integrating the Massachusetts engineering group and internal power supply line into Ault’s existing processes and team structure. As planned, production of Power General’s open-frame AC-DC power supplies and the DC/DC converters was transferred from Massachusetts to Ault’s existing facilities in Asia. In addition, through training provided to Ault’s field sales organization worldwide, Ault’s customers and prospects are familiar with the additional products and design engineering capabilities provided by this acquisition.

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

The Company maintains a website at www.aultinc.com. The annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on the website as soon as reasonably practical after the reports are filed with the SEC. To obtain copies of these reports, go to www. http://www.aultinc.com.

(b)   Financial Information About Industry Segments

The Company operates in only one industry segment — the manufacture and sale of power conversion devices.

(c)   Narrative Description of the Business

Ault’s power conversion products are used to adapt alternating current (AC) to provide a source of power at various levels up to more than one kilowatt of continuous power for a wide variety of electronic equipment. A significant amount of the Company’s products are located outside the equipment they power as a wall plug-in or as in-line components. Both of these styles are generally referred to as external power conversion products. A smaller percentage of the Company’s products are located inside the equipment they power and are generally known as internal power conversion devices. Each product configuration, external and internal, offers distinct advantages to the OEM buyer. Internal power products are more generally accepted among design engineers across all segments of the electronic original equipment market (EOEM). Internal power has traditionally been the norm in product design and, in terms of range, it provides greater latitude especially in applications beyond 100 watts. External power still ranks as a high growth area in the power supply industry due to the increasing emphasis on smaller and portable products that perform increasingly sophisticated functions. Ault’s business strategy is to offer OEMs in these markets an expanding line of high-quality power conversion products, diverse design engineering expertise and customized customer services.

(1)	Products

Ault’s product line includes internal AC/DC and DC/DC switching power supplies, DC/DC converters, DC mobile adapters and four major categories of external power conversion products: switching power supplies, linear power supplies, transformers and battery chargers. The Company’s broad range of power conversion products — ranging from 1 watt to more than 1 kilowatt — are capable of providing power at most output levels that OEMs require. The Company’s design and application engineers work closely with customers to ensure that these products are customized to meet each OEM customer’s unique power conversion needs.

The following table summarizes the proportion of sales of each of the Company’s five major product categories for its last three fiscal years ended May 30, 2004:

Sale of Products by Category
as a Percentage of Total Sales

	Years Ended
Product Type	May 30,	June 1,	June 1,
	2004	2003	2002

Switching Power Supplies	59%	54%	48%
Linear Power Supplies	25	30	32
Transformers	5	6	11
Battery Chargers	7	7	9
DC/DC Converters	4	3
Total	100%	100%	100%

Power Supplies. The Company’s traditional power supplies provide all power conversion elements for electronic equipment in power outputs ranging from 1 to 1200 watts. The majority of the Company’s products contain a component level transformer, which reduces the voltage level, as well as other circuitry and components, which convert alternating current (AC) to direct current (DC) and, in most cases, maintain voltage within specific limits.

*	Internal and External Switching Power Supplies. The Company believes the market for switching power supplies in the 1-500 watt range is generally the fastest growing segment of the overall power supply industry. For internals, switching power supplies are efficient and easily modified to meet an OEM’s specific footprint and power requirements. In externals, switching power supplies use switching transistors to convert power from AC to DC and are more energy efficient, smaller and lighter in weight than linear units with comparable power outputs. The applications in which these internal and external products are currently used include telecommunications (wireless, wire line, cellular), data communications (networking, broadband modem, Power over Ethernet, routers, hubs, switches), computer and related peripherals, medical equipment, microprocessor controlled systems, printing and scanning equipment, security systems, automatic teller terminals, test equipment, multiplexers, digital cameras and point of sale equipment.

Most of the Company’s internal and external switching power supplies incorporate a universal input ranging from 90 to 265 volts AC. This universal input means that the power supplies can be used in virtually any country for applications such as local area networks (LANs), printers and fiber optic links. The Company has also designed medical grade switching power supplies with similar universal input ranges.

*	Linear Power Supplies. Linear power supplies are larger and generally less expensive than switching power supplies because their design is based on technology employing steel laminations with windings of copper wire rather than switching transistors. Linear power supplies tend to be used when the wattage output required is relatively low. Ault manufactures linear power supplies that provide up to 12 watts of regulated power and 25 watts of unregulated power. The Company’s linear power supplies are used in a variety of applications including modems, telecommunications products, local area networks, microprocessor controlled systems, test equipment and multiplexers.

*	Transformers. The Company manufactures a wide variety of wall plug-in transformers as part of its full range of power conversion products. Transformers are used primarily in applications where OEMs desire to remove heat, electromagnetic interference and weight from electronic equipment, while incorporating the rest of the power conversion system within the product. These products reduce AC voltage from approximately 110 volts (230 volts in some countries) down to lower voltages that range from 5 to 60 volts AC. The Company’s product line also includes highly customized transformers that operate within stringent power output tolerances, features that are not offered by most of the Company’s competitors. The Company’s transformers are utilized in a broad spectrum of applications including modems, telephone sets, multimedia products and scanners.

*	Battery Chargers. Ault has been an innovator in battery charging technology since the early 1980s. Ault specializes in providing custom designed, advanced solutions for manufacturers of portable and battery powered equipment. Applications for the Company’s battery chargers include medical devices, mobile telecom devices, notebook computers, global positioning equipment and radio frequency communications products.

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

*	High-Efficiency and High-Density DC/DC Converters. The addition of DC/DC converters to the Company’s product offering was in response to customer requests for “on-the-board” power solutions and Ault’s strategy to fulfill the “total solution” approach as a preferred supplier to valued OEM customers. In fiscal 2003, as part of the Power General product offering, Ault acquired a line of DC/DC converters and seasoned engineers who have developed new, innovative high-density quarter-brick and eighth-brick designs. These products provide Ault with a wide range of converter options to meet the needs of OEMs using distributed power architecture in their next generation and new electronic product designs. In fiscal 2002, Ault signed a private label agreement with a third party manufacturer for distribution of high-efficiency DC/DC converters. The terms of this agreement are subject to an annual review by each party.

*	Mobile Products. In late 2002, the Company expanded its product offering to include a line of mobile products for powering laptop computers in a broad range of field and service applications. The product focus is on mobile adapters in a single and dual output with a primary sales focus on laptop OEMs and value-added resellers (VARs). The Company anticipates nearly 65% of the market to be field and service applications in the business travel, insurance, trucking and delivery industries. The remainder of the applications is in emergency fire, police and medical services (20%); military and government (10%); and a small percentage in miscellaneous uses (5%). The product family, known as Transport, was introduced in fiscal 2003. The TR75 (75watts) is a single output mobile adapter that has generated approximately $300,000 in revenue. The next models in the product family are the TR100 (up to 100 watts) and the TR120 (up to 120 watts) in a same footprint as the TR75. These products will power the next generation of laptop computers that require 90, 100 or 120 watts.

(2)	Markets and Customers

The Company’s marketing efforts are directed primarily toward OEMs producing non-consumer electronic equipment for broadband modems, wireless and wire line telecommunications product, networking, Power over Ethernet, as well as industrial and retail data acquisition. These markets are characterized by trends toward smaller, portable products capable of performing increasingly sophisticated functions, as well as intense competitive pressure to rapidly introduce new products and product enhancements. Based on its expertise to tailor a broad range of products to meet customer requirements, the Company believes it is well positioned to serve the needs of its OEM customers as they respond to these trends and competitive factors.

Historically, the most significant market for the Company’s products has been OEMs of telecommunications/data communications equipment (broadband modems, wireless and wire line); in fiscal 2004 sales in this market represented approximately 40% of net sales. The Company’s products power cable and ADSL modems, network termination equipment (devices which interface between telephone network and the customer’s PBX or other telephone system), line conditioning equipment (devices which prepare telephone lines for the transmission of computer generated data), Wi-Fi and Power over Ethernet applications and various items of equipment ancillary to business telephones, including speaker phones, automatic dialers, caller identification units and alpha numeric displays, low to medium speed PC modems and multiplexers (equipment which enables the simultaneous transmission of multiple channels of information over the same telephone line).

In fiscal 2004, the telecommunications industry overall began to rebound as OEMs began launching new projects/designs and had the need to replenish existing product inventory that had been slow-moving over the past two years. A couple of telecommunication segments have been particularly strong: wireless and networking. There are new applications such as broadband wireless routers and wireless Ethernet devices that require cost-effective switching power supplies in the 12-32 watt range. The Company introduced a family of single-port Power-over-Ethernet power supplies that combine power through integrated RJ45 jacks as well as data over a single CAT 5 Ethernet cable. Two versions of the product are available: one that is 100% compliant to the Institute of Electrical and Electronics Engineers (IEEE) 802.3af standard that addresses Power over Ethernet requirements. A second version in the PW130 family is available to power OEM devices that are not compliant to the standard. Both versions can be sold as a standard product or be modified to suit specific requirements.

Approximately 26% of net sales in fiscal 2004 were to OEMs of portable medical equipment such as infusion pumps, patient monitoring systems, apnea monitors, and portable terminals for patient history input diagnostics.

In fiscal 2004 approximately 19% of the Company’s net sales were to OEMs in the industrial market segment that includes digital cameras, load survey equipment, industrial lighting, outdoor and specialty lighting as well as power tools, metal detectors and GPS equipment. The remaining 15% of the Company’s net sales were to OEMs of computers and computer peripherals such as digitizers, printers, plotters, portable terminals, point of sale scanners and optical character readers, LAN hardware and multimedia speakers for computer applications.

The Company has worked diligently to support the growth of sales through our network of regional, national and international distributors. In fiscal 2004, approximately 32% of the Company’s net sales were to our distributors and their broad base of customers. While the specific percentages per market segment are not available, the Company’s distributors target the same market segments as those outlined above. (i.e. the data communications/telecommunications segment ranks at the top of their market mix as well).

(3)	Design Engineering and Product Development

Design engineering teams at the Company’s facilities in the United States, People Republic of China and South Korea are responsible for developing new power conversion products and customizing existing products to meet customer needs. The Company also utilizes the significant engineering resources of its Asian subcontractors for the development of products targeted for subcontract manufacturing. The Company’s product development activities are divided equally between developing products to satisfy customer needs and new products based upon anticipated customer needs and market trends. New product development opportunities are evaluated based upon criteria such as global market potential, return on investment and technological advantages. The Company believes that its collaborative efforts with customers, combined with its forward-looking concern for power technology and market trends, have enabled it to gain a reputation as a leading innovator in the development of new power conversion products.

(4)	Sales and Distribution

The Company markets its products primarily in the U.S. and Canada through a network of 18 manufacturer representatives employing approximately 125 salespersons, each of whom represents, in addition to Ault’s products, several different but complementary product lines of other manufacturers. The Company also sells through four national distributor organizations, which employ over 1,000 salespersons, and 14 regional distributors, which employ over 100 salespersons. The Company selects representatives based upon their industry knowledge as well as account expertise with products that are synergistic with the Company’s products. Individual salespersons are trained, mentored and technically assisted by the Company’s application engineers and other sales administration staff. Any reduction in the efforts of these manufacturer representatives or distributors could adversely affect the Company’s business and operating results.

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

The Company focuses its selling efforts primarily on OEMs in the U.S. and Canada. However, many of the larger OEM customers of the Company manufacture and sell their products globally. As a result, the Company has extended its presence to markets throughout the world. The Company’s sales in the Pacific Rim are primarily to customers in South Korea and China.

The Company markets its products in Europe through a network of distributors who are managed through the Company’s customer team located in Norwood, Massachusetts. In the Pacific Rim, the Company markets its products through direct sales teams located in Seoul, South Korea and Shanghai, People’s Republic of China.

(5)	Safety Agency Certification

The power conversion system is potentially the most hazardous element in most electronic equipment because the power supply modifies standard power to a level appropriate for such equipment. Virtually all of the Company’s customers require that the power conversion products supplied by the Company meet or exceed established international safety and quality standards, since many of the Company’s products are used in conjunction with equipment that is distributed through the world. In response to these customer requirements, the vast majority of the Company’s products are designed and manufactured in accordance with certification requirements of many safety agencies, including Underwriters Laboratories Incorporated (UL) in the United States; the Canadian Standards Association (CSA) in Canada; Technischer Uberwachungs-Verein (TUV) in Germany; the British Approval Board for Telecommunication (BABT) in the United Kingdom; the International Electrotechnical Committee (IEC), a European standards organization and (CE) a standard for the European Community. In addition, some of the Company’s products have also received Japanese Ministry of International Trade and Industry (MITI) approval. For certain safety applications, the Company’s products conform to FCC Class B requirements, which regulate the levels of electronic magnetic interference that may be emitted by electronic equipment. Unlike most of its competitors, the Company is a certified test laboratory for UL, CSA and TUV and is able to conduct most certification tests at its Minneapolis headquarters. This procedure reduces the time required to obtain safety certifications.

(6)	Competition

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

No single company dominates the overall external power conversion product market, and the Company’s competitors vary depending upon the particular power conversion product category. The companies with which Ault competes most directly in each of its major product categories are: Leader Electronics, Inc. and Golden Pacific Electronics, Inc. for transformers; Dee Van Enterprise Co., Ltd., Friwo, and EMC, Inc. for linear power supplies; GlobTek, Inc., Condor and Phihong Enterprise Co., Ltd. for switching power supplies; and Friwo, Phihong and Anam for battery chargers.

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

The Company provides a total solution approach to the OEM’s entire power conversion product needs (under 1 kilowatt) through its commitment to reliable partnerships and its delivery of high quality products supported by solution-oriented design engineering. The manufacturing facilities in Korea and China, and arrangements with subcontract manufacturers in China and Thailand enable the Company to compete effectively when price is the primary consideration.

Internal power conversion products continue to be used for most electronic equipment, and as a result the Company experiences competition from numerous OEMs and independent suppliers offering internal products. With the trend toward lower power requirements in portable electronic equipment and with the increasing availability of smaller, competitively priced internal switching power supplies, certain customers of the Company may choose to return to internal power supplies in place of the external power conversion products they currently purchase. In response to this issue, the Company is now well positioned to service the power requirements of its customers, whether internal or external, as a result of the Power General acquisition. This acquisition not only provided the engineering expertise to design internal power supplies, but also has expanded the Company’s product offering significantly to include a line of AC/DC and DC/DC switching power supplies and DC/DC converters. The

Company competes with a number of manufacturers of internal AC/DC power supplies, including Astec, Power-One, GlobTek, Condor and Delta Electronics.

The Company competes with a broad range of manufacturers in the DC/DC converter market. The industry is fragmented, with manufacturers concentrating their sales and marketing on specific customer requirements in specific markets. The Company’s primary competitors are Synqor, Power-One, Ericsson, Artesyn, and Galaxy. In the past 12 months, almost all of the key players in the DC/DC market have introduced models in the isolated, high-efficiency eighth-brick, quarter-brick, and half-brick models. The largest single market segment for the sale of these high-efficiency models is telecommunications and since this segment has suffered severely in the down economy, there has been limited demand for these products. To date, no single competitor dominates the DC/DC market in terms of market share.

The estimated size of the mobile products market in North America is $55-$65 million. The major competitors, Targus, Lind and Mobility, specialize in this market segment. These three companies dominate the market with combined revenues of approximately $47 million. The rest of the market includes smaller companies with limited sales to a handful of key customers.

(7)	Manufacturing and Sources of Supply

The Company’s manufacturing operations consist of assembly and integration of electronic components to meet product specifications and design requirements for a variety of power conversion applications. Manufacturing is currently conducted at the Company’s facilities in Seoul, South Korea, and Xianghe, China, and by subcontract manufacturers at four locations in China and Thailand.

As discussed above, the Company discontinued its Minneapolis manufacturing operations beginning in the first quarter of fiscal 2004, moving this production to its other manufacturing plants, primarily China. The consolidation included the closing of its Minneapolis production operations, with the headquarters location continuing to provide engineering, safety certification, reliability testing, sales, marketing and administrative services for its global customers. Ault’s headquarters will continue to provide prototypes and engineering builds as part of its engineering support services.

Electronic components and raw materials used in the Company’s products are generally available from a large number of suppliers, although from time to time shortages of particular items are experienced.

Quality and reliability are emphasized in both the design and manufacture of the Company’s products. This emphasis is reflected in the ISO 9001 certification of the Company’s Minneapolis facility in 1991, its South Korea facility in 1996 and its China facility in 1998. The Company tests 100% of its finished products against its own and the customers’ specifications, and then ships the products in custom-engineered protective packaging to minimize any damage during shipment.

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

(8)	Significant Customers: Backlog

The Company sells its products to over 400 customers, and it is the Company’s objective to maintain a diversified customer base to avoid, where practicable, dependence upon a single customer. In fiscal 2004, 2003, and 2002, no customers accounted for more than 10% of sales.

The Company’s order backlog at May 30, 2004 totaled $10,027,000 compared to $13,850,000 at June 1, 2003. The order backlog represents sales for approximately 10 weeks.

The Company enters into buying commitments and other scheduling agreements with certain customers. For its larger customers, these agreements allow for order increases and decreases within scheduled limits and include cancellation charges for completed and in-process products and procured materials. Most products are shipped within 4 to 10 weeks of an order.

(9)	Warranties

The Company provides up to a three-year parts and labor warranty against defects in materials or workmanship on all of its products. Servicing and repairs are conducted at the Company’s facilities in Minneapolis and South Korea. The Company’s warranty expenses have not been significant.

(10)	Patents

The Company holds no significant patents.

(11)	Seasonality

In the past three years, sales of the Company have not reflected seasonality.

(12)	Employees

As of June 29, 2004, the Company employed approximately 685 full-time employees at its facilities as follows:

	South Korea	China	US	Total
Manufacturing	85	389	4	478
Engineering	14	48	25	87
Marketing	9	8	13	30
General and Administrative	9	57	24	90

Total	117	502	66	685

None of the Company’s employees are represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are good.

(13)	Executive Officers of the Registrant

Certain information with respect to the executive officers of the Company is set forth:

Name	Age	Position	Officer Since
Frederick M. Green	61	President and Chief Executive Officer and Director	1980
Donald L. Henry	48	Vice President, Treasurer, Chief Financial Officer and	1999
		Secretary
Xiaodong Wang	46	Vice President – Asia Pacific (Previously 2 years with	2000
		XD Company as CEO and President and 7 years with
		Simplot Company most recently: General Manager of
		China Operations, International Project Manager)
Gregory L. Harris	51	Vice President – Business Development	1988

(14)	Risk Factors

The following risk factors are relevant to an understanding of the Company’s business:

*	The electronic equipment market is characterized by rapidly changing technology and shorter product life cycles. The Company’s future success will continue to depend upon its ability to enhance its current products and to develop new products that keep pace with technological developments and respond to changes in customer requirements. Any failure by the Company to respond adequately to technological changes and customer requirements or any significant delay in new product introductions could have a material adverse effect on the Company’s business and results of operations. In addition, there can be no assurance that new products to be developed by the Company will achieve market acceptance. See “Business-Design Engineering and Product Development.”

*	The Company’s financial results are influenced by a number of factors. The Company’s financial results are subject to fluctuation due to various factors, including general business cycles in the Company’s markets, the mix of products sold, the stage of each product in its life cycle and the rate and cost of development of new products. In addition, component and material costs, the timing of orders from and shipments of products to customers and deferral or cancellation of orders from major customers could adversely affect financial results.

*	The Company’s reliance on outside contractors reduces its control over quality and delivery schedules. The Company currently depends on third parties located in foreign countries for a significant portion of the manufacture and assembly of certain of its products. While the Company takes an active role in overseeing quality control with its third-party manufacturers, the failure by one or more of these subcontractors to deliver quality products or to deliver products in a timely manner could have a material adverse effect on the Company’s operations. In addition, the Company’s third-party manufacturing arrangements are short term in nature and could be terminated with little or no notice. If this happened, the Company would be compelled to seek alternative sources to manufacture certain of its products. There can be no assurance that any such attempts by the Company would result in suitable arrangements with new third-party manufacturers. See “Manufacturing and Sources of Supply.”

*	The Company’s success depends in part upon the continued services of many of its highly skilled personnel involved in management, engineering and sales, and upon its ability to attract and retain additional highly qualified employees. The loss of service of any of these key personnel could have a material adverse effect on the Company. The Company does not have key-person life insurance on any of its employees. In addition, the Company’s future success will depend on the ability of its officers and key employees to successfully manage the Company for growth and profitability and to attract, retain, motivate and effectively utilize the team approach to manage its employees.

*	While the Company actively trains and technically assists the individual sales representatives representing its products, a reduction in the sales efforts by the current manufacturer representatives and distributors or termination of their relationships with Ault could adversely affect the sales and operations. The Company markets and sells products primarily through independent manufacturer representatives and distributors that are not under its direct control. The Company employs a limited number of internal sales personnel.

*	To satisfy customer demand and to obtain greater purchasing discounts, the Company carries increased inventory levels of certain items. The Company’s financial results may be adversely affected when inventory exceeds anticipated demand. Gross margin can be adversely affected by increases in costs of raw materials. There can be no assurance that raw material cost increases or the cost of carrying increased finished goods inventory will not have a material adverse effect on the financial results.

*	A prolonged reduction in demand for the Company’s products will continue to impact the financial success. In fiscal year 2002, sales declined in large part due to a substantial downturn in sales to the telecommunications and data communications markets. Sales to these markets stabilized in fiscal 2003 and fiscal 2004. A decline of the telecommunications and data communications markets would adversely affect the Company’s results.

*	The financing agreements contain covenants with which the Company may not be able to comply. The Company has entered into a financing agreement that contains financial covenants. These covenants require, that the Company, among other things, maintain a minimum working capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. The Company believes the covenants are achievable based on the expected operating results. Its ability to comply with financial covenants depends upon future operating performance. And, future operating performance depends, in part, on general industry conditions and other factors beyond the Company’s control.

*	Civil unrest, labor disruptions, or acts of aggression could impede the Company’s ability to operate in foreign locations and would have a material adverse effect on future business and consequently, the operating results. Manufacturing is conducted at the Company’s facilities in South Korea and China and through manufacturing relationships in the People’s Republic of China (China) and Thailand. While this Pacific Rim manufacturing strategy enables the Company to compete worldwide against other suppliers of external power conversion products, it also involves risks. While, its manufacturing operations in South Korea, China and Thailand have not been affected by labor disruptions, civil unrest or political instability, the risk of civil unrest and political instability is present in each of these countries.

(d)	Financial Information About Foreign and Domestic Operations and Export Sales

Export sales in fiscal year 2004 represented 12.6% of the Company’s gross sales, most of which were to OEMs in Europe and Canada. For other financial information about foreign and domestic operations and export sales including the amount of export sales for the last 3 years, refer to “Note 13 — Segment Information and Foreign Operations” under notes to consolidated financial statements.

ITEM 2.   PROPERTIES

The Company owns and occupies its headquarters facility in Brooklyn Park, a suburb of Minneapolis, Minnesota, which is approximately 65,000 square feet in size.

The Company leases a 10,500-square-foot office in Norwood, Massachusetts.

Ault Korea Corporation owns and occupies a 54,000-square-foot facility in Suwon City in the province of Kyungki-Do, Korea.

Ault China Corporation owns and occupies a 40,000 square foot facility in the Province of Xianghe in China. The land use rights expire in 2050.

Ault Shanghai Corporation leases a 9,000-square-foot facility in Shanghai, China.

Management considers all of the Company’s properties to be well maintained, and together with subcontract arrangements in China and Thailand, adequate for all Company functions, including manufacturing requirements.

ITEM 3.   LEGAL PROCEEDINGS

No material litigation or other claims are presently pending against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)   Market Information

Ault common shares are traded on the NASDAQ market under the symbol AULT. The following table presents the range of closing bid prices for the Company’s common stock on the NASDAQ Market for fiscal 2004 and 2003.

	Fiscal 2004		Fiscal 2003
Quarter	$ High	$ Low	$ High	$ Low
1st	2.31	1.86	4.84	3.00
2nd	2.99	2.00	3.01	1.61
3rd	3.76	2.30	2.55	1.70
4th	3.77	2.80	2.08	1.66

(b)   Holders

As of August 2, 2004 there were 281 shareholders of record for the Company’s common stock. This number of record stockholders does not include beneficial owners of common stock whose shares are held of record by Depository Trust under the name CEDE & Co.

(c)   Dividends

Ault has not paid cash dividends on its common shares, and the present policy of its Board of Directors is to retain any earnings for use in the business. The Board of Directors does not anticipate paying cash dividends on its common shares in the foreseeable future. The Company is obligated to pay dividends on its outstanding 7% Convertible Preferred Stock. See Note 8 of the Notes to Financial Statements under Item 8 herein.

(d) Other Information Regarding Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))
Equity compensation plans approved by security holders:
1986 Stock Plan	146,500	$4.922	—
1996 Stock Plan	1,041,326	5.22	5,575
Employee Stock Purchase Plan	25,875	1.70	74,196
Equity compensation plans not approved by security holders: None

(1)	The Company does not have individual compensation arrangements involving the granting of options warrants and rights.

(e)	During the past three fiscal years, the Company has not sold its securities except pursuant to registration statements under the Securities Act of 1933.

ITEM 6.   SELECTED FINANCIAL SUMMARY

(Amounts in Thousands, Except Per Share Data)

	YEARS ENDED
	May 30, 2004 (1)	June 1, 2003 (2)	June 2, 2002	June 3, 2001 (3)	May 28, 2000 (4)
Net sales	$45,109	$41,479	$41,032	$85,692	$67,913
Gross profit	10,841	8,419	7,944	18,657	16,236
Operating expenses	15,011	15,930	11,968	15,228	13,001

Operating income (loss)	(4,170)	(7,511)	(4,024)	3,429	3,235

Nonoperating income (expense)	(591)	(393)	(234)	172	(311)

Income (loss) before income taxes	(4,761)	(7,904)	(4,258)	3,601	2,924

Income tax expense (benefit)	47	(340)	(694)	1,355	1,061
Cumulative effect of accounting
change, net of tax				(50)
Redeemable convertible preferred stock
dividends	(145)	(128)
Net income (loss) applicable to common
stockholders	$(4,953)	$(7,692)	$(3,564)	$2,196	$1,863
Net income (loss) per share:
Basic	$(1.06)	$(1.67)	$(0.78)	$0.49	$0.42
Diluted	(1.06)	(1.67)	(0.78)	0.47	0.40

Total assets	$30,428	$33,065	$36,697	$43,457	$46,256
Property, plant and equipment, net	10,673	13,283	12,442	12,576	10,537
Working capital	6,270	8,431	14,084	17,840	17,708
Long-term debt, less current maturities	2,313	2,483	2,754	3,035	3,657
Stockholders’ equity	12,530	17,319	24,753	28,129	25,805

(1)	The 2004 results include exit costs of $2,064.
(2)	The 2003 results include a goodwill impairment charge of $1,153.
(3)	The 2001 results include a noncash, pretax cumulative effect of accounting change related to the adoption of Staff Accounting Bulletin No. 101 of $77 expense ($50 after tax, or $0.01 per share). The 2001 results include 53 weeks of activity.
(4)	The 2000 results include a gain on the disposition of the Korean facility of $1,525

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

Revenue Recognition – The Company’s policy is to recognize revenue for product sales when title transfers and risk of loss has passed to the customer, which is generally upon acceptance of the product by the overseas freight carrier. The Company’s policies comply with the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal.

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

Product Warranties – The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance over a specified period of time, 36 months, at no cost to the Company’s customers. The Company’s policy is to establish warranty reserves at levels that represent its estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. The Company believes that its recorded liabilities are adequate to cover its future cost of materials, and overhead for the servicing of its products sold through that date. If there is an actual product failure, or material or service delivery costs differ from the Company’s estimates, its warranty liability would need to be revised accordingly.

Deferred Taxes – Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is likely that some portion or the entire deferred tax asset will not be realized. Based upon prior taxable income and estimates of future taxable income, the Company has determined that it is likely that the net deferred tax asset will not be realized in the future. Thus a full valuation allowance has been established. If actual taxable income varies from these estimates, the Company may be required to change the valuation allowance against the deferred tax assets resulting in a change in income tax benefit, which will be recorded in the consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stockholders of $4,952,667 in 2004 and $7,692,073 in 2003 and at May 30, 2004 had an accumulated deficit of $7,728,065. The Company utilized $913,911 of cash for operating activities in 2004. Future operations require the Company to borrow additional funds. The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 4, 2006. The Company took steps to reduce expenses, improve cash flow and return to profitability, including the consolidation of its manufacturing operations. This consolidation included the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault’s other manufacturing plants. Ault’s engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility.

Based on available funds, current plans and business conditions, management believes the Company’s available cash, borrowings and amounts generated from operations, will be sufficient to meet the Company’s cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

The following table summarizes the Company’s working capital position at May 30, 2004 and at June 1, 2003:

	May 30, 2004	June 1, 2003

	($000)	($000)
Working capital	6,270	8,431
Cash and cash equivalents	1,058	1,100
Unutilized bank credit facilities	5,720	2,297
Cash used in operations	(914)	(3,179)

Current Working Capital Position

At May 30, 2004, the Company had current assets of $19,578,000 and current liabilities of $13,308,000 representing working capital of $6,270,000 and a current ratio of 1.5. This represents a decrease in working capital from $8,431,000 at June 1, 2003. The Company relies on its credit facilities as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has not committed to any material capital expenditures as of May 30, 2004.

Cash and Investments: At May 30, 2004, the Company had cash and securities totaling $1,058,000, down from $1,100,000 at June 1, 2003. This decrease in cash was principally due to the net loss from operations.

Credit Facilities: The Company maintains credit facilities with Wells Fargo Bank N.A. and with Korea Exchange Bank. See Note 4, under notes to consolidated financial statements.

The credit arrangement with Wells Fargo is an asset-based credit facility of $7 million, secured by company assets. At May 30, 2004 there were borrowings of $1,965,000 compared to no borrowings at June 1, 2003. The financing agreement contains financial covenants. These covenants require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2004, the Company’s actual net book worth and income before taxes did not meet the minimum of the credit agreement. The Company has received a waiver and amendment for this covenant. Following the July 21, 2004 waiver, the Company believes the provisions imposed by this credit agreement are achievable based on the Company’s expected operating results for the next year.

The South Korean credit facility is approximately $3.37 million of which borrowings at May 30, 2004 totaled $2,685,003.

CASH FLOWS FOR FISCAL 2004

Operations:   Operations used $914,000 of cash during fiscal 2004 due principally to the following activities:

(a)	The loss net of non-cash charges of depreciation of $1,191,000, and asset impairment of $1,742,000 used cash of $1,874,000.
(b)	Increases in trade receivables due to the increased net sales used $925,000.
(c)	Decreases in inventories net of non-cash obsolescence write-downs provided $1,231,000. The decreases are due in part to the consolidation of the manufacturing facilities.
(d)	Increases in accrued expenses and accounts payable provided $805,000.

Investing Activities:   Investing activities used net cash of $322,000 mainly relating to the purchase of tooling and test equipment.

Financing Activities:   Financing activities provided net cash of $1,189,000, is primarily comprised of:

(a)	Net bank borrowing provided $1,458,000 to fund operations.
(b)	Payments of long-term debt used $270,000.

Effect of Foreign Currency Exchange Rate Fluctuations: The effect of translating the Korean financial statements, which were prepared in South Korean Won (Won), to U.S. Dollars, increased cash by approximately $6,000 during the year. The effect of translating the Chinese financial statements, which were prepared in Chinese Yuan (Yuan) to U.S. Dollars, had minimal effect on cash for the year.

RESULTS OF OPERATIONS

Fiscal Year Ended May 30, 2004

($000)	Fiscal 2004	Fiscal 2003	Increase / (Decrease)
			Amount	Percent
Net Sales	$45,109	$41,479	$3,630	9%
Operating Loss	(4,170)	(7,511)	3,341	44

Net sales were $45,109,000 for fiscal 2004, up 9% from $41,479,000 for fiscal 2003. The increase is due to an increase in sales into the Asia Pacific area of $2,255,000, and an increase in sales to North America and Europe of $1,375,000. Both are a result of the continued economic expansion, with an increase in sales to existing customers and new customers.

The gross margin for fiscal 2004 was 24.0%, compared to 20.3% for fiscal 2003. Current year margin increased $797,000 from cost reductions related to the exiting of manufacturing in Minneapolis, $311,000 from increased volume in North America, and $292,000 from an increase in sales in Korea, offset by $545,000 for inventory writedown due to the exiting of manufacturing in Minneapolis, and prior year margin was adversely affected by $740,000 from the acquisition of Power General.

Operating expenses decreased to $15,011,000 for fiscal 2004 compared to $15,930,000 in fiscal 2003 primarily due to the following factors: First, expenses of $1,626,000 resulting from the April 2003 layoff did not repeat in 2004. Second, impairment of $1,153,000 in goodwill related to the LZR acquisition did not repeat in fiscal year 2004. Finally these non-recurring costs were offset by the closing of the Minneapolis manufacturing plant in 2004 resulted in increased costs of $2,064,000, related to severance for the employees and an asset impairment charge.

The Company’s order backlog at May 30, 2004 totaled $10,027,000 compared to $13,850,000 at June 1, 2003. The backlog has decreased in the US due to an increasing expectation by our customers to ordering on a just in time basis.

Net nonoperating expense is $591,000 for fiscal 2004 compared to $393,000 in fiscal 2003. The increase is primarily from higher interest expense of $607,000 in fiscal 2004 compared with $435,000 in fiscal 2003. The increase is due to the increased bank debt.

The effective tax rate was an expense of 1.0% for fiscal year 2004 compared to a benefit of 4.3% for fiscal year 2003. The expense in 2004 is the result of state tax expenses in the U.S. and tax expenses in Korea. The benefit in 2003 reflects the utilization of the remaining U.S. loss carrybacks. No benefit has been recognized for the U.S. loss carryforwards from 2003, or any foreign loss carryforwards generated in fiscal year 2003 or 2004, as a full valuation allowance has been established. This reflects the determination that the realization of the deferred tax asset is not more likely than not as of May 30, 2004.

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

Financing Activities:    Financing activities used net cash of $123,000 comprising:

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

Fiscal Year Ended June 1, 2003

($000)	Fiscal 2003	Fiscal 2002	Increase / (Decrease)
			Amount	Percent
Net Sales	$41,479	$41,032	$447	1%
Operating Income (Loss)	(7,511)	(4,024)	(3,487)	(87)

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

Operating expenses increased to $15,930,000 for fiscal 2003 compared to $11,968,000 in fiscal 2002 primarily due to the following factors: First, the July 2002 acquisition of certain assets and certain liabilities of Power General increased costs from fiscal 2002 by $2,654,000 principally due to hiring engineering and sales staff formerly employed at Power General. Second, transition costs of $404,000 for temporary operations in the current Power General location. The transition for the manufacturing of these products is complete and these costs will not continue. Third, recognition of impairment of $1,153,000 in goodwill related to the LZR acquisition. During the fourth quarter of fiscal 2003, the annual goodwill impairment test was performed and the fair value of the Company was assessed to determine whether goodwill carried was impaired and the extent of such impairment. After performing this evaluation it was evident that impairment of goodwill had occurred because of a decline in revenues for the fourth quarter compared to forecasted revenues, as well as a significant increase in the fourth quarter loss compared to forecast. The Company did not perform an impairment test prior to the fourth quarter as there was not an event that had occurred or circumstances had changed in such a manner to warrant an impairment test prior to the fourth quarter. Fourth, these items were offset by a decrease in bad debt expense for fiscal 2003 when compared to fiscal 2002. In fiscal 2002 the Company recognized $1,186,000 of additional bad debt expense for accounts that were uncollectible.

The Company’s order backlog at June 1, 2003 totaled $13,850,000 compared to $9,310,000 at June 2, 2002. The backlog has increased in Asia by $1,400,000 due to increased order activity, and domestic backlog has increased by $3,000,000 due to a purchase order from a customer covering a one-year period.

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

The effective tax rate was a benefit of 4.3% for fiscal year 2003 compared to a benefit of 16.3% for fiscal year 2002, and expense of 37.6% for fiscal year 2001. The benefit in 2003 reflects the utilization of the remaining U.S. loss carrybacks but no benefit for the $3,600,000 U.S. loss carryforwards from 2003, or any foreign loss carryforwards generated in fiscal year 2003, because a full valuation allowance has been set up for the loss carryforwards due to the determination that currently the realization of the deferred tax asset is not more likely than not.

Information About Revenue by Geography

Revenue from the U.S., from each foreign country that is the source of significant revenue, and from all other foreign countries as a group are as follows:

	Fiscal Year Ended
	May 30, 2004 ($000)	June 1, 2003 ($000)
U.S	$26,702	$26,352
Korea	9,748	5,483
China	3,567	5,302
Canada	1,182	819
Ireland	983	89
Belgium	22	5
Other Foreign	2,905	3,429

Total	$45,109	$41,479

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligation to pay for trade receivable invoices.

Impact of Foreign Operations and Currency Changes

Products manufactured by the Company’s Korean subsidiary comprised a large portion of total sales. The Company will experience normal valuation changes as the Korean and Chinese currencies fluctuate. The effect of translating the Korean and Chinese financial statements resulted in a net asset value increase of $35,000 during the year, the majority relating to the Korean currency fluctuations.

Forward Looking Statements

From time to time, in reports filed with the Securities and Exchange Commission (SEC), in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future results of operations or business developments that are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by original equipment manufacturers (OEMs) in the telecommunications, data communications, medical and other markets; buying patterns of the Company’s existing and prospective customers; the impact of new products introduced by competitors; delays in new product introductions; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components; dependence on outside contractors; reliance on third-party distribution; unanticipated expenses related to integration of manufacturing and personnel from acquisitions, such as the acquisition of the Power General assets; dependence on foreign manufacturing and other operations; and other risks affecting the Company’s target markets generally.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations and commercial commitments as of May 30, 2004 (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations:
Long-term debt	$2,773	$460	$344	$403	$1,566
Operating leases	678	196	378	104
Total contractual
obligations	$3,451	$656	$722	$507	$1,566

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. In fiscal 2002 the amortization expense was $100,000. On June 3, 2002, the Company adopted SFAS No. 142, and the initial impairment test was performed and it was determined that there was no goodwill impairment on June 3, 2002. During the fourth quarter of fiscal 2003, the annual goodwill impairment test was performed and the fair value of the Company was assessed to determine whether goodwill carried was impaired and the extent of such impairment. After performing this evaluation it was evident that impairment of goodwill had occurred because of a decline in revenues for the fourth quarter compared to forecasted revenues, as well as a significant increase in the fourth quarter loss compared to forecast. The Company did not perform an impairment test prior to the fourth quarter as there wasn’t an event that had occurred or circumstances had changed in such a manner to warrant an impairment test prior to the fourth quarter. Accordingly, an impairment charge of $1,153,153 was recorded in the fourth quarter of fiscal 2003.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences foreign currency gains and losses, which are reflected in the financial statements, due to the strengthening and weakening of the U.S. Dollar against currencies of the Company’s foreign subsidiaries. The Company anticipates that it will continue to have exchange gains or losses in the future. The Company realized an exchange loss of $30,000 for fiscal 2004, and an exchange loss $23,000 for fiscal 2003, and a $100,000 gain for fiscal 2002.

As of May 30, 2004, the Company had variable rate debt outstanding. Thus, an interest rate increase would negatively impact interest expense and cash flows. For every $1,000,000 of bank debt, a rate increase of 1% would result in $10,000 of additional expense.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(a)    Financial Statements

Index to Consolidated Financial Statements
		Page
*	Report of Independent Registered Public Accounting Firm - Grant Thornton LLP	22
*	Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLC	23
	(Hana)
*	Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	24
*	Consolidated Balance Sheets, May 30, 2004 and June 1, 2003	25
*	Consolidated Statements of Operations, Years Ended	27
	May 30, 2004, June 1, 2003, and June 2, 2002
*	Consolidated Statements of Stockholders’ Equity, Years Ended	28
	May 30, 2004, June 1, 2003, and June 2, 2002
*	Consolidated Statements of Cash Flows, Years Ended	29
	May 30, 2004, June 1, 2003, and June 2, 2002
*	Notes to Consolidated Financial Statements	30

(b)    Supplemental Financial Information

*	Quarterly Financial Data	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ault Incorporated and Subsidiaries

We have audited the consolidated balance sheet of Ault Incorporated and subsidiaries (a Minnesota corporation) as of May 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Ault Korea Corporation, a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 46 percent and 22 percent, respectively, of the related consolidated totals as of and for the year ended May 30, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Ault Korea Corporation is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audit and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ault Incorporated and subsidiaries as of May 30, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended May 30, 2004. In our opinion, based on our audit and the report of other auditors, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

Grant Thornton LLP

Minneapolis, Minnesota

July  16, 2004 (except for Note 4, as to which the
    date is July 21, 2004)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Ault Korea Corporation

We have audited the balance sheet of Ault Korea Corporation (the “Company”) as of April 30, 2004, and the related statements of income, stockholder’s equity and cash flows for the year then ended (all expressed in Korean won, none of which are presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2004, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 6 to the financial statements, the Company sells a substantial portion of its finished goods to and purchases raw materials from related parties. For the year ended April 30, 2004, sales to related parties totaled ~~W~~7,438 million and purchases from related parties totaled ~~W~~993 million. As of April 30 2004, the related accounts receivable were ~~W~~2,398 million and the related accounts payable, including long-term accounts payable, were ~~W~~5,215 million. In addition, as of April 30, 2004, loans provided to related parties were ~~W~~163 million.

Deloitte & Touche LLC (Hana)

Seoul, Republic of Korea
June 1, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ault Incorporated and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Ault Incorporated and Subsidiaries (the “Company”) as of June 1, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended June 1, 2003 and June 2, 2002. Our audits also included the information for the fiscal years ended June 1, 2003 and June 2, 2002 in the financial statement schedule listed in the index as Item 15.(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ault Incorporated and Subsidiaries as of June 1, 2003 and the results of their operations and their cash flows for the fiscal years ended June 1, 2003 and June 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the fiscal years ended June 1, 2003 and June 2, 2002.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in fiscal 2003.

Deloitte & Touche LLP

Minneapolis, Minnesota
August 18, 2003 (August 29, 2003 as to Note 4)

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MAY 30, 2004 AND JUNE 1, 2003

ASSETS	May 30, 2004	June 1, 2003
CURRENT ASSETS:
Cash and cash equivalents	$1,058,166	$1,099,602
Trade receivables, less allowance for doubtful accounts of
$476,000 in 2004; $500,000 in 2003	8,399,375	7,417,098
Inventories	8,736,607	9,867,943
Prepaid and other expenses	1,383,815	1,064,065

Total current assets	19,577,963	19,448,708
OTHER ASSETS:	177,765	332,902
PROPERTY, PLANT AND EQUIPMENT:
Land	1,734,674	1,734,674
Building and leasehold improvements	6,710,619	7,845,238
Machinery and equipment	7,050,101	8,961,099
Office furniture and equipment	1,911,192	1,887,099
Data processing equipment	2,009,213	2,226,545

	19,415,799	22,654,655
Less accumulated depreciation	8,743,257	9,371,348

	10,672,542	13,283,307

	$30,428,270	$33,064,917

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MAY 30, 2004 AND JUNE 1, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY	May 30, 2004	June 1, 2003
CURRENT LIABILITIES:
Notes payable to bank	$4,650,467	$3,103,594
Current maturities of long-term debt	459,969	560,110
Accounts payable	6,265,042	5,695,507
Accrued compensation	1,164,745	1,162,348
Accrued commissions	280,794	300,203
Other	486,981	195,537

Total current liabilities	13,307,998	11,017,299
LONG-TERM DEBT, less current maturities	2,312,892	2,483,254
DEFERRED TAX LIABILITY	—	23,242
RETIREMENT AND SEVERANCE BENEFITS	203,465	147,808
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK
No par value, 2,074 shares issued and outstanding	2,074,000	2,074,000
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 1,000,000 shares;
none issued	—	—
Common stock, no par value; authorized 10,000,000 shares;
issued and outstanding 4,705,083 shares in 2004;
4,648,499 shares in 2003	21,172,717	21,026,162
Notes receivable arising from the sale of common stock	(45,000)	(45,000)
Accumulated other comprehensive loss	(869,737)	(886,450)
Accumulated deficit	(7,728,065)	(2,775,398)

Total stockholders’ equity	12,529,915	17,319,314

	$30,428,270	$33,064,917

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

	May 30, 2004	June 1, 2003	June 2, 2002
NET SALES	$45,109,077	$41,479,010	$41,031,854
COST OF GOODS SOLD	34,268,253	33,060,018	33,087,745

Gross profit	10,840,824	8,418,992	7,944,109
OPERATING EXPENSES:
Marketing	3,985,597	4,933,895	3,548,104
Design engineering	3,661,850	4,225,627	2,393,899
General and administrative	5,299,132	5,617,704	6,025,791
Exit Costs	2,063,998
Goodwill impairment		1,153,153

	15,010,577	15,930,379	11,967,794

OPERATING LOSS	(4,169,753)	(7,511,387)	(4,023,685)
OTHER INCOME (EXPENSE):
Interest expense	(606,516)	(434,714)	(495,356)
Interest income		24,894	93,482
Other	15,644	17,176	167,707

	(590,872)	(392,644)	(234,167)

LOSS BEFORE INCOME TAXES	(4,760,625)	(7,904,031)	(4,257,852)
INCOME TAX EXPENSE (BENEFIT)	46,862	(340,200)	(694,126)

NET LOSS	(4,807,487)	(7,563,831)	(3,563,726)
REDEEMABLE CONVERTIBLE PREFERRED STOCK DIVIDENDS	(145,180)	(128,242)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(4,952,667)	$(7,692,073)	$(3,563,726)

NET LOSS PER SHARE:
Basic	$(1.06)	$(1.67)	$(0.78)
Diluted	$(1.06)	$(1.67)	$(0.78)
Weighted average common shares outstanding:
Basic	4,679,570	4,596,882	4,541,322
Diluted	4,679,570	4,596,882	4,541,322

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

	Common Stock		Notes Receivable From Sale of Common Stock	Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT JUNE 3, 2001	4,528,522	$20,683,920	$(100,000)	$8,480,401	$(935,260)	$28,129,061
Comprehensive loss:
Net loss				(3,563,726)		(3,563,726)
Net change in foreign currency
translation adjustment					13,688	13,688

Total comprehensive loss						(3,550,038)
Issuance of 35,088 shares of common
stock in accordance with stock
purchase plan and stock option plan	35,088	121,981				121,981
Income tax benefit from stock
options exercised		51,728				51,728

BALANCE AT JUNE 2, 2002	4,563,610	20,857,629	(100,000)	4,916,675	(921,572)	24,752,732
Comprehensive loss:
Net loss				(7,692,073)		(7,692,073)
Net change in foreign currency
translation adjustment					35,122	35,122

Total comprehensive loss						(7,656,951)
Issuance of 33,712 shares of common
stock in accordance with stock
purchase plan and stock option plan	33,712	59,648				59,648
Write-off of stock receivable			55,000			55,000
Issuance of 51,177 shares of common
stock in accordance with
redeemable preferred stock	51,177	108,885				108,885

BALANCE AT JUNE 1, 2003	4,648,499	21,026,162	(45,000)	(2,775,398)	(886,450)	17,319,314

Comprehensive loss:
Net loss				(4,807,487)		(4,807,487)
Net change in foreign currency
translation adjustment					16,713	16,713

Total comprehensive loss						(4,790,774)
Issuance of 1,000 shares of common
stock in accordance with stock
purchase plan and stock option plan	1,000	1,375				1,375
Issuance of 55,584 shares of common
stock in accordance with redeemable
preferred stock	55,584	145,180	(145,180)

BALANCE AT May 30, 2004	4,705,083	$21,172,717	$(45,000)	$(7,728,065)	$(869,737)	$12,529,915

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

	May 30, 2004	June 1, 2003	June 2, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,807,487)	$(7,563,831)	$(3,563,726)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	1,190,657	1,029,287	972,230
Asset impairment	1,742,470
Amortization of goodwill			100,274
Allowance for doubtful accounts	17,000	230,000	1,416,000
Goodwill impairment		1,153,153
Deferred taxes		(1,242)	172,283
Change in assets and liabilities, net of effect of acquisition:
(Increase) decrease in:
Trade receivables	(925,023)	209,723	3,321,769
Inventories	1,230,613	(20,264)	4,226,425
Prepaid and other expenses	(167,400)	(241,717)	(1,061,044)
Increase (decrease) in:
Accounts payable	514,924	825,932	(795,834)
Accrued expenses	313,999	617,099	(864,905)
Income taxes	(23,664)	582,450	(364,895)

Net cash provided by (used in) operating activities	(913,911)	(3,179,410)	3,558,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(322,362)	(272,867)	(838,703)
Power General acquisition, net of cash acquired		(366,000)

Net cash used in investing activities	(322,362)	(638,867)	(838,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving credit agreement	1,458,036	289,607	(1,211,131)
Write-off of notes receivable arising from the sale of common stock		55,000
Proceeds from issuance of common stock	1,375	59,648	121,981
Principal payments on long-term borrowings	(270,493)	(281,507)	(584,905)

Net cash provided by (used in) financing activities	1,188,918	122,748	(1,674,055)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
CHANGES ON CASH	5,919	19,941	5,990

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,436)	(3,675,588)	1,051,809
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,099,602	4,775,190	3,723,381

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,058,166	$1,099,602	$4,775,190

NON-CASH TRANSACTION:
Issuance of redeemable convertible preferred stock to acquire
Power General	$—	$2,074,000	$—
Issuance of common stock to pay preferred stock dividends	145,180	108,885
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	606,516	434,714	495,356
Taxes	46,862		171,819

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

1.	NATURE OF BUSINESS, LIQUIDITY, AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Ault Incorporated and Subsidiaries (Ault or the Company) operate in one business segment which includes the design, manufacturing, and marketing of power conversion products, principally to original equipment manufacturers of data communications equipment, microcomputers and related peripherals, telecommunications equipment, and portable medical equipment. Sales are to customers worldwide, and credit is granted based upon the credit policies of the Company.

Liquidity– The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stockholders of $4,952,667 in 2004 and $7,692,073 in 2003 and at May 30, 2004 had an accumulated deficit of $7,728,065. The Company utilized $913,911 and $3,179,410 of cash for operating activities in 2004 and 2003. Future operations require the Company to borrow additional funds. On December 4, 2003, the Company entered into a new financing agreement, which includes a $7,000,000 line-of-credit agreement through December 2006. The availability of the line is based on the outstanding receivables of the Company; the amount available at May 30, 2004 was $3,394,000. There was $1,965,464 outstanding on this line-of-credit at May 30, 2004. The Company took steps to reduce expenses, improve cash flow and return to profitability, including the consolidation of its manufacturing operations. This consolidation includes the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault’s other manufacturing plants. Ault’s engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility.

Based on available funds, current plans and business conditions management believes that the Company’s available cash, borrowings and amounts generated from operations, will be sufficient to meet the Company’s cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

A summary of the Company’s significant accounting policies follows:

Principles of Consolidation – The consolidated financial statements include the accounts of Ault Incorporated and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The foreign currency translation adjustment represents the translation into United States dollars of the Company’s investment in the net assets of its foreign subsidiaries.

Fiscal Year– The Company operates on a 52 to 53-week fiscal year. The fiscal years for the financial statements presented end on May 30, 2004, June 1, 2003, and June 2, 2002. All years presented contain 52 weeks. The Company’s foreign subsidiaries have an April 30 fiscal year-end, and the Company consolidates the subsidiaries for financial reporting purposes on a one-month lag basis to facilitate timely and accurate consolidation and in order to meet financial reporting deadlines of the Company.

Cash and Cash Equivalents – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of short-term commercial paper. The Company maintained cash at various financial institutions located in countries in the Far East totaling $775,146 and $775,874 at May 30, 2004 and June 1, 2003.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

Accounts Receivable – The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on- going credit evaluations of customers based on financial position, past history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company maintains allowances for potential credit losses which, when realized, have generally been within management expectations. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories– Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include material, labor, and manufacturing overhead.

Goodwill – The Company adopted Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets on June 2, 2002. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. In fiscal 2002 the amortization expense was $100,000. On June 3, 2002, the initial impairment test was performed and it was determined that there was no goodwill impairment on June 3, 2002. During the fourth quarter of fiscal 2003, the annual goodwill impairment test was performed and the fair value of the Company was assessed to determine whether goodwill carried was impaired and the extent of such impairment. After performing this evaluation it was evident that impairment of goodwill had occurred because of a decline in revenues for the fourth quarter compared to forecasted revenues, as well as a significant increase in the fourth quarter loss compared to forecast. The Company did not perform an impairment test prior to the fourth quarter as there was not an event that had occurred or circumstances had changed in such a manner to warrant an impairment test prior to the fourth quarter. Accordingly, an impairment charge of $1,153,153 was recorded in the fourth quarter of fiscal 2003 to write off all remaining goodwill.

The following table adjusts net loss for goodwill amortization expense recognized for the year ended June 2,2002:

Amounts in thousands, except per share amounts
	Year Ended
	May 30, 2004	June 1, 2003	June 2, 2002
Reported loss	$(4,952)	$(7,692)	$(3,564)
Add back goodwill amortization, net of tax	—	—	100

Pro forma adjusted net loss	(4,952)	(7,692)	(3,464)

Basic net loss per share:
Reported net loss	$(1.06)	$(1.67)	$(0.78)
Goodwill amortization, net of tax	—	—	0.02

Pro forma adjusted basic net loss
per share	$(1.06)	$(1.67)	$(0.76)

Diluted net loss per share:
Reported net loss	$(1.06)	$(1.67)	$(0.78)
Goodwill amortization, net of tax	—	—	0.02

Pro forma adjusted diluted net loss
per share	$(1.06)	$(1.67)	$(0.76)

Common and equivalent shares outstanding:
Basic	4,680	4,597	4,541
Diluted	4,680	4,597	4,541

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

The Company has no goodwill as of May 30, 2004 and June 1, 2003.

Depreciation – Depreciation is based on the estimated useful lives of the individual assets and is calculated on the straight-line method for financial reporting and accelerated methods for tax purposes. The estimated useful lives are as follows:

Years
Building	36
Machinery and equipment	3-10
Office furniture and equipment	5-15
Data processing equipment	3-5
Leasehold improvement	Lease term

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

Retirement and Severance Benefits – Retirement and severance benefits represents the accrual of compensation expense, net of deposits, for Korean employees payable upon termination of employment under provisions of Korean law.

The Company does not fund the retirement and severance benefits accrued, but rather provides for the estimated accrued liability under the plans as of the balance sheet date. Under the National Pension Scheme of Korea, the Company is required to deposit a certain portion of the retirement allowances of employees to the National Pension Fund. The deposits reduce the retirement and severance benefit liability recorded in the consolidated financial statements.

Revenue Recognition – The Company recognizes revenue at the shipping point for sales to customers located within the Company’s or subsidiaries’ country of domicile. For sales to customers outside of the Company’s or subsidiaries’ country of domicile, the Company recognizes revenue at the time risk of ownership passes. All of the Company’s product held by distributors are stocked for OEM’s and the sales terms are noncancelable, and nonreturnable. Payment terms for distributors are no different than other customers, 0.5% 10 net 30.

Freight – Customer billings for freight are included in sales, and the freight costs are included in costs of sales.

Design Engineering – Design engineering costs are those incurred for research, design, and development of new products and redesign of existing products. These costs are expensed as incurred.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

Advertising Expense – The Company expenses advertising costs as incurred. Advertising expenses of approximately $129,000, $76,000, and $45,000 were charged to operations during the years ended May 30, 2004, June 1, 2003, and June 2, 2002, respectively.

Stock Compensation – The Company’s 1986 and 1996 stock option plans have reserved 600,000 and 1,200,000 common shares, for issuance under qualified and nonqualified stock options for its key employees and directors. Option prices are determined by the market value of the stock at the time the option was granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

The intrinsic value method is used to value the stock option grants to employees and directors. No compensation cost has been recognized for the stock option plans, as all options have been issued with exercised prices at or above fair value. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2004, 2003, and 2002, the Company’s net loss and net loss per share would have changed to the pro forma amounts indicated below:

	May 30, 2004	June 1, 2003	June 2, 2002
Net loss applicable to common stockholders:
As reported	$(4,952,667)	$(7,692,073)	$(3,563,726)
Pro forma	(5,213,685)	(8,092,340)	(4,237,331)
Per share, basic, as reported	(1.06)	(1.67)	(0.78)
Per share, diluted, as reported	(1.06)	(1.67)	(0.78)
Per share, basic, pro forma	(1.11)	(1.76)	(0.93)
Per share, diluted, pro forma	(1.11)	(1.76)	(0.93)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002:

	May 30, 2004	June 1, 2003	June 2, 2002
Expected dividend yields	$—	$—	$—
Expected stock price volatility	71.01%	73.63%	59.38%
Risk-free interest rate	2.77%	2.01%	4.81%
Expected life of options	7.48 years	7.55 years	7.74 years

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

Long-Lived Assets– The Company reviews its long-lived assets annually to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future undiscounted cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

Net Loss per Share – Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period adjusted by common share equivalents related to stock options, warrants. Options to purchase 1,187,826, 1,093,426, and 978,926 shares of common stock were outstanding at the fiscal years ended May 30, 2004, June 1, 2003, and June 2, 2002, but were excluded from the computation of common stock equivalents because they were anti-dilutive.

The following table reflects the calculation of basic and diluted net loss per share:

	May 30, 2004	June 1, 2003	June 2, 2002
Numerator –
Net loss applicable to common stockholders	$(4,952,667)	$(7,692,073)	$(3,563,726)

Denominator:
Basic – weighted-average shares outstanding	4,679,570	4,596,882	4,541,322
Effect of dilutive shares:
Stock options outstanding and employee stock purchase
plan
Diluted – weighted-average shares outstanding	4,679,570	4,596,882	4,541,322

Basic net loss per share	$(1.06)	$(1.67)	$(0.78)

Diluted net loss per share	$(1.06)	$(1.67)	$(0.78)

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Loss – The Company’s fiscal 2004 comprehensive loss consists of net loss and foreign currency translation adjustments.

Foreign Currency Translation – The Company’s international subsidiaries have United States dollars as their functional currency. Specific transactions that are denominated in the foreign currency are translated at the current exchange rate.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

2.	INVENTORIES

The components of inventory are as follows:

	May 30, 2004	June 1, 2003
Raw materials	$4,601,140	$6,019,803
Work-in-process	2,000,016	1,163,304
Finished goods	2,135,451	2,684,836

	$8,736,607	$9,867,943

3.	WARRANTY

The Company offers its customers a three-year warranty on products. Warranty expense is estimated at the time revenue is recognized and is determined by calculating the historical relationship between sales and warranty costs and applying the calculation to the current period’s sales. Based on warranty repair costs and the rate of return, the Company periodically reviews and adjusts its warranty accrual. The Company exercises judgment in determining its accrued warranty liability. Actual repair costs are offset against the reserve. The following table shows the activity for the Company’s warranty accrual (in thousands):

	May 30, 2004	June 1, 2003
Beginning Balance	$134	$113

Charges and Costs Accrued	14	193
Less Repair Costs Incurred	(23)	(172)

Ending Balance	$125	$134

4.	FINANCING ARRANGEMENT AND LONG-TERM DEBT

Financing Arrangement – The Company has a financing agreement, which includes a $7,000,000 revolving line-of-credit agreement through December 6, 2006. Interest on advances is at the prime rate plus 2% (prime plus 5% default rate) for fiscal year 2004 and prime plus 7% (default rate) for fiscal year 2003. The rate at May 30, 2004 was 6.00% and on June 1, 2003 the rate was 11.00%. All advances are due on demand and are collateralized by all assets of the Company. The availability of the line is based on the outstanding receivables of the Company; the amount available at May 30, 2004 was $3,394,000. There was $1,965,464 outstanding on this line-of-credit at May 30, 2004. The Company’s financing agreement contains financial covenants. These covenants require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2003, the Company’s actual capital base did not meet the minimum capital base of the credit agreement. The Company received a waiver on August 29, 2003 and amendment for this covenant. At the end of fiscal 2004, the Company’s actual net book worth and income before taxes did not meet the minimum of the credit agreement. The Company received a waiver and amendment for these covenants. Following the July 2004 waiver, the Company believes the provisions imposed by this credit agreement are achievable based on the Company’s expected operating results for the next year. Also, the Company’s Korean subsidiary maintains an unsecured $3,370,000 credit facility agreement to cover bank overdrafts, short-term financing, and export financing at a rate of 8.15% on May 30, 2004 and 6.25% on June 1, 2003. Advances outstanding relating to the Korean facility were $2,685,003 and $3,103,594 at May 30, 2004 and June 1, 2003, respectively.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

Long-Term Debt –

	May 30, 2004	June 1, 2003
8.05% term loan, due in monthly installments of $28,756, including interest to February 2015, collateralized by the Company’s headquarters
building in Minneapolis	$2,465,062	$2,605,501
5.3% uncollateralized term loan, due in January 2005	289,607	289,617
7.94% term loan, due in monthly installments of $6,144, including
interest to September 2004, secured by furniture	18,192	87,464
7.2% term loan, paid in full in December 2003	—	60,782

Total	2,772,861	3,043,364
Less current maturities	459,969	560,110

	$2,312,892	$2,483,254

Maturities of long-term debt for years subsequent to May 30, 2004 are as follows:

2005	$459,969
2006	164,882
2007	178,656
2008	193,581
2009	209,752
Thereafter	1,566,021

$2,772,861

5.	PLANT CLOSING

On July 17, 2003, the Company announced the consolidation of its manufacturing operations. The consolidation included the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault’s other manufacturing plants. Ault’s engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility. The consolidation was complete at the end of February 2004. The consolidation was implemented to reduce expenses, improve cash flow and help return the Company to profitability. Ault’s management estimates that the consolidation will reduce expenses by approximately $1.3 million annually.

As a result of these decisions, the Company recorded charges of $301,000, for severance related to workforce reductions of approximately 40 employees, $1,743,000 for asset impairment write down, $545,000 for obsolete inventory, and $20,000 related to other costs associated with the consolidation restructuring. Cash of $286,000 was used in connection with severance charges, which began to be paid in the second quarter and will be completely paid by the end of August 2004.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

A summary of the restructuring activity during the year ending May 30, 2004 is as follows:

	Balance at June 2, 2003	Current Period Restructuring Charges	Paid/ Expensed	Restructuring Liabilities at May 30, 2004
Employee termination costs	$—	$301,000	$286,000	$15,000
Obsolete Inventory	—	545,000	545,000	—
Asset impairment	—	1,743,000	1,743,000	—
Miscellaneous costs	—	20,000	20,000	—

Total	$—	$2,609,000	$2,594,000	$15,000

The current period restructuring charges were recorded in the accompanying statement of operations as follows:

Cost of Goods Sold	$545,000
Operating Expenses – Exit Costs	2,064,000

$2,609,000

6.	INCOME TAXES

Pretax income (loss) for domestic and foreign operations was as follows:

	May 30, 2004	June 1, 2003	June 2, 2002
Domestic	$(4,607,298)	$(6,549,516)	$(2,654,385)
Foreign	(153,327)	(1,354,515)	(1,603,467)

Total	$(4,760,625)	$(7,904,031)	$(4,257,852)

The components of the provision (benefit) for income taxes are as follows:

	May 30, 2004	June 1, 2003	June 2, 2002
Current:
Domestic	$—	$(340,200)	$(952,026)
Foreign	(13,127)		125,000
State	59,989		(18,600)
Deferred			151,500

	$46,862	$(340,200)	$(694,126)

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the fiscal years ended May 30, 2004, June 1, 2003, and June 2, 2002, due to the following:

	May 30, 2004	June 1, 2003	June 2, 2002
Computed expected tax provision (benefit)	$(1,671,000)	$(2,687,000)	$(1,405,060)
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	5,000	4,888	10,087
State income taxes, net of federal benefit	60,000	59,000	(31,360)
Foreign taxes	(13,127)		125,000
Current year R&D tax credits			84,000
Change in valuation allowance	1,665,989	2,282,912	502,207
Other			21,000

	$46,862	$(340,200)	$(694,126)

Net deferred taxes consist of the following components:

	May 30, 2004	June 1, 2003
Deferred tax assets (liabilities):
Current deferred taxes
Allowance for doubtful accounts	$155,000	$163,000
Inventory reserve	136,000	206,000
Accrued vacation	76,000	90,000
Accrued warranty	43,000	46,000
Valuation allowance	(410,000)	(505,000)

Total current deferred taxes	—	—

Long-term deferred taxes
Goodwill deductible for tax	334,000	360,000
Equipment and leasehold improvements	(239,000)	(261,000)
Tax credit carryforwards and other	—	(8,298)
Federal NOL carryforwards	2,900,000	1,229,000
Foreign deferred tax asset	521,000	1,140,210
Foreign deferred liability	—	(23,242)
Valuation allowance	(3,516,000)	(2,459,912)

Total long-term deferred taxes	$—	$(23,242)

The Company has net operating loss carryforwards of approximately $8,529,000 as of May 30, 2004, with various expiration dates through 2023. Based on prior taxable income and estimates of future taxable income, the Company has determined that it is likely that the net deferred tax asset will not be fully realized in the future. Thus a full valuation allowance has been established.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

7.	EMPLOYEE BENEFIT PLANS

401(k) Employer Match Plan – The Company has a 401(k) plan covering substantially all U.S. employees. The Company is required to match 25% of the employees’ first 6% of contributions and may make additional contributions to the plan to the extent authorized by the Board of Directors. The contribution amounts charged to operating expenses in the fiscal years ended May 30, 2004, June 1, 2003, and June 2, 2002 approximated $55,000, $58,000, and $72,000, respectively.

Stock Purchase Plan – The Company maintains a stock purchase plan in which up to 200,000 shares of common stock may be purchased by employees. The purchase price is equal to the lesser of 85% of the fair market value of the shares on the date the phase commences or 85% of the fair market value of the shares on the termination date of the phase. Each phase is one year from the commencement date of a phase. There were 23,212, and 13,588 shares purchased under this plan during the fiscal year ended June 1, 2003, and June 2, 2002, respectively. No shares were purchased under the plan during the year ended May 30, 2004 due to the phase ending on May 31, 2004.

8.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

In July 2002, in connection with the purchase of certain assets and liabilities of Power General, the Company issued 2,074 shares of redeemable 7% convertible preferred stock at $1,000 face value. The preferred stock is convertible into common stock at the holders’ option at a conversion price of $4.25 principal amount of preferred stock for each share and has a mandatory redemption of one-third of the outstanding shares of unconverted preferred stock on July 16, 2006, one-half of the remaining outstanding shares on July 16, 2007, and the remaining outstanding shares on July 16, 2008. The dividends on the preferred stock are cumulative and payable quarterly beginning October 15, 2002, and can be paid in cash; however, during the first three years the Company can pay dividends in shares of common stock in lieu of cash based on the fair market value of the common stock at the time the dividends are declared. In fiscal 2004 the Company declared dividends of $145,180, which have been paid with 55,584 shares of common stock. In fiscal 2003 the Company declared dividends of $128,242, of which $108,885 have been paid with 51,177 shares of common stock.

9.	STOCK OPTION PLAN

Information relating to all outstanding options as of May 30, 2004, June 1, 2003, and June 2, 2002 is as follows:

	May 30, 2004		June 1, 2003		June 2, 2002

	Shares	Weighted- Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,093,426	$5.43	978,926	$5.70	867,676	$5.71
Options exercised	(1,000)	1.38	(10,500)	2.32	(21,500)	3.23
Options expired	(1,000)	1.38	(13,000)	4.00	(26,250)	7.15
Options granted	96,400	2.34	138,000	3.11	159,000	5.57

Options outstanding at end of year	1,187,826	$5.18	1,093,426	$5.43	978,926	$5.70

Options exercisable at end of year	1,030,526	$5.46	905,176	$5.58	782,926	$5.60

Weighted-average fair value of
options granted during the year		$1.72		$1.94		$3.81

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

The following table summarizes information about stock options outstanding at May 30, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at May 30, 2004	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at May 30, 2004	Weighted- Average Exercise Price
$1.19 – $1.72	22,000	0.1	$1.19	22,000	$1.19
1.73 – 2.58	143,400	3.6	2.31	81,600	2.32
2.59 – 3.45	135,000	3.7	3.12	74,500	3.09
3.46 – 4.31	218,124	4.5	3.78	218,124	3.78
4.32 – 5.17	10,000	4.3	5.06	10,000	5.06
5.18 – 6.03	278,800	6.1	5.82	243,800	5.83
6.04 – 6.90	62,918	2.9	6.52	62,918	6.52
6.91 – 7.76	197,000	4.7	7.38	197,000	7.38
7.77 – 8.63	120,584	3.5	8.44	120,584	8.44

$1.19 – $8.63	1,187,826	4.4	$5.18	1,030,526	$5.46

10.	STOCKHOLDERS’ EQUITY

The Board of Directors is empowered to establish and to designate classes and series of preferred shares and to set the terms of such shares, including terms with respect to redemption, dividends, liquidation, conversion, and voting rights. The Restated Articles of Incorporation provide that the preferred shares are senior to the common shares with respect to dividends and liquidation.

The Company has a shareholders’ rights plan — under which, a Class A, Junior Participating Preferred Stock with no par value was created. In addition, a dividend of one right was declared for each share of common stock at an exercise price of $36 per right and a redemption price of $0.001 per right. Each right is equal to a right to purchase one one-hundredth of a share of the Class A, Junior Participating Preferred Stock. 100,000 shares of preferred stock are reserved for the exercise of the rights. No rights were exercised during the years ended May 30, 2004, June 1, 2003, and June 2, 2002.

The Company has notes receivable from certain officers of the Company arising from the sale of common stock recorded as an offset to stockholders’ equity. During 2003, the Company wrote off $55,000 as compensation expense.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

11.	COMMITMENT AND CONTINGENCIES

Operating Leases – The Company leases certain facilities under operating leases through December 2008. In addition, certain equipment and motor vehicles are leased under operating leases with terms of approximately 36 months.

Approximate minimum annual rental commitments at May 30, 2004 are as follows:

2005	$196,527
2006	185,045
2007	173,677
2008	104,125

$659,374

Total rental expense for the fiscal years ended May 30, 2004, June 1, 2003, and June 2, 2002 was approximately $227,000, $393,000, and $44,000, respectively.

12.	SEGMENT INFORMATION AND FOREIGN OPERATIONS

The Company conducts its business within one reportable segment: the power conversion product industry. Manufacturing of the Company’s products are performed at the Company’s Korean subsidiary, the Chinese subsidiaries, and certain nonaffiliated companies in China and Thailand. A summary of the Company’s revenues, net income, and identifiable assets by geographic area is presented below:

	May 30, 2004	June 1, 2003	June 2, 2002
Revenues:
Domestic operations	$32,385,149	$31,009,020	$34,811,779
Asian operations - customers	12,723,928	10,469,990	6,220,075
Asian operations - parent	13,643,103	10,572,884	9,711,255
Eliminations	(13,643,103)	(10,572,884)	(9,711,255)

Consolidated	$45,109,077	$41,479,010	$41,031,854

Net income (loss) applicable to common stockholder:
Domestic operations	$(4,812,467)	$(6,337,558)	$(1,835,369)
Asian operations	(142,400)	(1,354,515)	(1,729,515)
Eliminations	2,200		1,158

Consolidated	$(4,952,667)	$(7,692,073)	$(3,563,726)

Identifiable assets:
Domestic operations	$23,547,646	$27,823,792	$30,619,959
Asian operations	23,598,263	21,218,530	17,549,919
Eliminations	(16,717,639)	(15,977,405)	(11,472,891)

Consolidated	$30,428,270	$33,064,917	$36,696,987

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

Long-lived assets:	May 30, 2004	June 1, 2003	June 2, 2002
Domestic operations	$4,176,751	$6,493,373	$5,904,130
Korean and Chinese operations	6,495,791	6,789,934	6,538,116

Consolidated	$10,672,542	$13,283,307	$12,442,246

Sales from the subsidiary to the parent company are based upon profit margins, which represent competitive pricing of similar products.

Export Sales – The Company also had foreign export sales amounting to 12.6%, 11.2%, and 17.3% of total sales for the fiscal years ended May 30, 2004, June 1, 2003, and June 2, 2002, respectively.

Other Foreign Production – In addition to the manufacturing done by the Asian subsidiaries, the Company has subcontracting agreements for the purchase of finished assemblies from certain manufacturers in China and Thailand. Total purchases under these agreements were approximately $5,243,000, $5,918,000, and $10,388,000 for the fiscal years ended May 30, 2004, June 1, 2003, and June 2, 2002, respectively.

13.	MAJOR CUSTOMER

The Company had no customers with revenues or accounts receivable of more than 10% of the total during the fiscal years ended May 30, 2004 and June 1, 2003. During the fiscal year ended June 2, 2002, the Company had a major customer with 2.8% of total sales and 10.1% of total accounts receivable.

14.	ACQUISITION

On July 16, 2002, the Company purchased a portion of the operating assets of the Power General division of Nidec America Corporation. The Power General division developed, manufactured, and sold high-efficiency DC/DC converters and custom power supplies at various power levels up to 1200 watts under the Power General brand name. Pursuant to the Purchase Agreement, the Company paid the seller $366,000 in cash and issued $2,074,000 face amount of the Company’s newly created Series B 7% Convertible Preferred Stock, no par value (the Preferred Stock). The Preferred Stock issued to seller is convertible into 488,000 shares of the Company’s common stock. The Company has filed a registration statement covering the shares of common stock issuable upon conversion of the Preferred Stock with the Securities and Exchange Commission. Diluted EPS reflects the potential dilution that could occur if the Preferred Stock was converted into common stock of the Company during reported periods. The Preferred Stock was excluded from Diluted EPS in the current year as the effect of its inclusion would be antidilutive. The Company has maintained Power General’s engineering group in Massachusetts and has moved Power General’s manufacturing operations and related functions to The Company’s other facilities in Asia.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

The total cost of the acquisition was $2,559,278 and was accounted for under the purchase method of accounting. Accordingly, the acquired assets and liabilities assumed have been recorded at their respective fair values as of the date of acquisition. The results of operations of the acquired business is included in the financial statements since the date of the acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from Nidec on the date of the acquisition:

Inventories	$1,048,675
Property and equipment	1,634,971

Total assets acquired	2,683,646

Current liabilities	124,368

Net assets acquired	$2,559,278

Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, are:

Amounts in thousands, except per share amounts

	Year Ended
	June 1, 2003	June 2, 2002
Revenue	$41,848	$46,421
Net (Loss) Income	(7,899)	(6,887)
Preferred Stock Dividends	146	146

Net Loss Applicable to Common Stockholders	$(8,045)	$(7,033)

Basic (Loss) Income Per Share	$(1.75)	$(1.55)
Diluted (Loss) Income Per Share	$(1.75)	$(1.55)
Common and equivalent shares outstanding:
Basic	4,597	4,541
Diluted	4,597	4,541

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

15.	QUARTERLY FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA
(Unaudited)
(Amounts in Thousands, Except Per Share Data)

	FISCAL QUARTERS
	1ST	2ND	3RD	4TH
Fiscal Year 2004:
Net Sales	$10,816	$11,134	$10,730	$12,429
Gross Profit	2,540	2,807	2,292	3,202
Loss Before Income Taxes	(924)	(684)	(2,928)	(225)
Net Loss Applicable to Common
Stockholders	(960)	(720)	(2,964)	(309)
Loss Per Share:
Basic	(0.21)	(0.15)	(0.63)	(0.07)
Diluted	(0.21)	(0.15)	(0.63)	(0.07)
Fiscal Year 2003:
Net Sales	10,848	10,523	9,940	10,168
Gross Profit	2,858	2,143	1,862	1,556
Loss Before Income Taxes	(605)	(1,628)	(1,823)	(3,848)
Net Loss Applicable to Common
Stockholders	(521)	(1,495)	(1,829)	(3,847)
Loss Per Share:
Basic	(0.11)	(0.33)	(0.40)	(0.83)
Diluted	(0.11)	(0.33)	(0.40)	(0.83)

ITEM 8 (b).   SUPPLEMENTARY FINANCIAL INFORMATION

Not Applicable.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 5, 2004, the Board of Directors of the Corporation, upon the recommendation of its Audit Committee, dismissed Deloitte Touche LLP as the Corporation’s independent accountants and engaged Grant Thornton LLP to serve as the Corporation’s independent accountants. Information regarding the change in the Corporation’s principal accountants was provided in the Corporation’s Current Report on Form 8-K, filed February 5, 2004. The letter from Deloitte & Touche LLP stating the firm’s conclusions regarding the information provided in the Current Report on Form 8-K was filed as an exhibit thereto.

ITEM 9A.   CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on this evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

In connection with its audit of the Company’s consolidated financial statements for the year ended May 30, 2004, Grant Thornton LLP (“Grant Thornton”), the Company’s independent accountants, advised the Audit Committee and management of internal control matters with respect to certain inventory transactions that they considered to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. The Company considered these matters in connection with the year-end closing process and the preparation of the May 30, 2004 consolidated financial statements included in this Form 10-K. In response to the observations made by Grant Thornton, the Company will implement certain enhancements to its internal controls and procedures, which it believes address the matters raised by Grant Thornton.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of the internal control performed during the fourth quarter that has materially affected, or is reasonable likely to materially affect, the internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not Applicable.

PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 405 under Registration S-K with respect to the Company’s executive officers is contained under Item 1, Narrative Description of The Business — Executive Officers of the Registrant. The information required by this item with respect to directors will be presented under the caption “Election of Directors” in the Company’s definitive proxy statement for its Annual Meeting to be held on September 28, 2004 and is expressly incorporated herein by reference. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days from the end of the Company’s 2004 fiscal year.

Information called for by item 405 under Regulation S-K with respect to the information relating to compliance with 16(a) of the Exchange Act is presented under the caption “General — Compliance with Section 16(a) of the Securities Exchange Act 1934” in the Company’s definitive proxy statement for its Annual Meeting to be held on September 28, 2004 and is expressly incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K, to the extent applicable, will be set forth under the caption “Executive Compensation and Other Information” under “General” in the Company’s definitive proxy materials for its September 28, 2004 Annual Meeting to be filed within 120 days from the end of the Company’s fiscal 2004, which information is expressly incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 201(d) and Item 403 under Regulation S-K, to the extent applicable, will be set forth under the caption “Security Ownership of Principal Shareholders and Management” in the Company’s definitive proxy statement for its September 28, 2004 Annual Meeting to be filed within 120 days from the end of the Company’s fiscal year 2004, which information is expressly incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 9(E) of schedule 14A under the Security Exchange Act of 1934, to the extent applicable, will be set forth under the caption “The Company’s Auditors” in the Company’s definitive proxy statement for its September 28, 2004 Annual Meeting to be filed within 120 days from the end of the Company’s fiscal year 2004, which information is expressly incorporated herein by reference.

PART IV.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON 8-K

(1)	The following financial statements are included in Part II, Item 8:

Page

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP	22

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLC (Hana)	23

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	24

Consolidated Financial Statements

— Balance Sheets, May 30, 2004 and June 1, 2003	25

— Consolidated Statements of Operations for the Years	27
Ended May 30, 2004, June 1, 2003 and June 2, 2002

— Consolidated Statements of Stockholders’ Equity for	28
the Years Ended May 30, 2004, June 1, 2003 and June 2, 2002

— Consolidated Statements of Cash Flows for the Years	29
Ended May 30, 2004, June 1, 2003 and June 2, 2002

— Notes to Consolidated Financial Statements	30

(2)	The Following financial statement schedule for the years ended May 30, 2004, June 1, 2003 and June 2, 2002 is Submitted herein following the signature page of this report.

Schedule II – Valuation and Qualifying Accounts	50

All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

(a)	The Exhibits required pursuant to Item 601 of Regulation S-K to be filed with this report or incorporated by reference are listed in the Exhibit Index, which follows the Financial Statement Schedules.

(b)	Reports on Form 8-K during three months ended May 30, 2004 – The Company filed Form 8-K on March 23, 2004 reporting under Item 12 results for the quarter ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ault Incorporated has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED
Date: August 23, 2004	By:	/s/ Frederick M. Green

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

*Principal Financial Officer and Principal Accounting Officer

Signature	Title	Date

/s/ Frederick M. Green	President, Chief Executive	August 23, 2004
Officer and Director
Frederick M. Green

/s/ Donald L. Henry	Vice President, Treasurer, Chief Financial	August 23, 2004
Officer, Secretary and Controller*
Donald L. Henry

/s/ Marvonia Pearson Walker	Director	August 23, 2004

Marvonia Pearson Walker

/s/ Brian T. Chang	Director	August 23, 2004

Brian T. Chang

/s/ John G. Kassakian	Director	August 23, 2004

John G. Kassakian

/s/ David J. Larkin	Director	August 23, 2004

David J. Larkin

/s/ Carol A. Barnett	Director	August 23, 2004

Carol A. Barnett

/s/ John Colwell, Jr.	Director	August 23, 2004

John Colwell, Jr.

*******************************************************************

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

AULT INCORPORATED

FOR

YEAR ENDED MAY 30, 2004

*******************************************************************

FINANCIAL STATEMENT SCHEDULES

*******************************************************************

SCHEDULE II
AULT INCORPORATED AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years Ended May 30, 2004, June 1, 2003, and June 2, 2002

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Year ended May 30, 2004:
Allowance for doubtful accounts	$500,000	$17,000	$41,000	(a)	$476,000
Reserve for warranties	134,000	14,000	23,000		125,000
Year ended June 1, 2003:
Allowance for doubtful accounts	320,000	230,000	50,000	(a)	500,000
Reserve for warranties	113,000	193,000	172,000		134,000
Year ended June 2, 2002:
Allowance for doubtful accounts	676,000	1,416,000	1,772,000	(a)	320,000
Reserve for warranties	133,000	133,000	153,000		113,000

(a)    Represents charge-off of accounts receivable, net of recoveries.

*******************************************************************

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

AULT INCORPORATED

FOR

YEAR ENDED MAY 30, 2004

*******************************************************************

EXHIBITS

*******************************************************************

AULT INCORPORATED

EXHIBIT INDEX TO
FORM 10-K FOR THE YEAR ENDED
May 30, 2004

Required Registration S-K
Exhibit Items

SK Item	Title of Documents	Location

3(a)	Restated Articles of Incorporation, as	Filed as Exhibit 3(a) to Form 10-K for fiscal 1988 and incorporated
	amended	herein by reference

3(b)	Bylaws, as amended	Filed as Exhibit 3(b) to Registration Statement No. 2-85224 and
incorporated herein by reference

3(c)	Amendment to Articles of Incorporation	Filed herewith as Exhibit 3(c) Fiscal 1999

4.1	Rights Agreement	Filed electronically on Form 8-K for March 1996 and incorporated herein by reference

10.1	Management Incentive Compensation Plan	Filed as Exhibit 10(b) to Registration Statement 2-85224 and
incorporated herein by reference

10.2	1986 Employee Stock Option Plan	Filed as Exhibit 10(c) to Form 10-K for fiscal 1987 and
incorporated herein by reference

10.3	Employee Stock Purchase Plan	Filed electronically. Commission File #333-4609 and herein
incorporated by reference

10.4	1986 Employee Stock	Filed electronically. Commission File #333-4609 and herein
	Option Plan, Amended	incorporated by reference

10.5	1996 Employee Stock	Filed electronically. Commission File #333-4609 and herein
	Option Plan	incorporated by reference

21	Subsidiary of Registrant	Filed as Exhibit 21 to Form 10-K for fiscal 1997 and incorporated herein by reference

23.1	Consent of Independent Auditors	Filed herewith at page 53

23.2	Consent of Independent Auditors	Filed herewith at page 54

31.1	Certification of the Chief Executive	Filed herewith at page 55
Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 (Rules 13a-14
and 15d-14 of the Exchange Act).

31.2	Certification of the Chief Financial	Filed herewith at page 56
Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 (Rules 13a-14
and 15d-14 of the Exchange Act).

32	Certifications pursuant Section 906 of	Filed herewith at page 57
the Sarbanes-Oxley Act of 2002 (18
U.S.C.ss.1350).

Pursuant to provisions of Item 601(b)(A)(iii)(a) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt of the Company are not being filed and in lieu thereof, Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.