Form 10-Q
period 2004-08-29
AULT INC
filed 2004-10-01
CIK 723639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2004

Commission File Number 0-12611

AULT INCORPORATED

MINNESOTA	41-0842932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
7105 Northland Terrace Minneapolis, Minnesota 55428-1028
Address of principal executive offices

Registrant’s telephone number:   (763) 592-1900

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES __X___ NO _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ______ NO ___X___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	September 8, 2004
No par value	4,765,291 shares

Total pages 20

Exhibit Index on Page 16

PART 1.   FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AULT INCORPORATED &SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Amounts Per Share)

	(Unaudited) Three Months Ended
	August 29, 2004	August 31, 2003
Net Sales	$13,139	$10,816
Cost of Goods Sold	9,576	8,276

Gross Profit	3,563	2,540
Operating Expenses:
Marketing	972	954
Design Engineering	866	879
General & Administrative	1,433	1,404
Plant Closing Costs	—	98

	3,271	3,335

Operating Income (Loss)	292	(795)
Non Operating Income (Expense):
Interest Expense	(138)	(159)
Other	7	30

	(131)	(129)

Income (Loss) Before Income Taxes	161	(924)
Income Tax Expense	8	—

Net Income (Loss)	153	(924)
Redeemable Convertible Preferred Stock Dividends	(36)	(36)

Net Income (Loss) Applicable to Common Stockholders	$117	$(960)

Earnings (Loss) Per Share:
Basic	$0.02	$(0.21)
Diluted	$0.02	$(0.21)
Common and equivalent shares outstanding:
Basic	4,787,937	4,657,421
Diluted	4,826,587	4,657,421

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	(Unaudited)
	August 29, 2004	May 30, 2004
Assets:
Current Assets
Cash and Cash Equivalents	$1,820	$1,058
Trade Receivables, Less Allowance for Doubtful Accounts of
$621 at August 29, 2004; $476 at May 30, 2004	8,384	8,399
Inventories	9,378	8,737
Prepaid and Other Expenses	1,997	1,384

Total Current Assets	21,579	19,578
Other Assets	136	177
Property Equipment and Leasehold
Improvements:
Land	1,735	1,735
Building and Leasehold Improvements	6,711	6,711
Machinery and Equipment	7,059	7,050
Office Furniture	1,933	1,911
Data Processing Equipment	2,009	2,009

	19,447	19,416
Less Accumulated Depreciation	8,986	8,743

	10,461	10,673

Total Assets	$32,176	$30,428

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	(Unaudited)
	August 29, 2004	May 30, 2004
Liabilities and Stockholders’ Equity:
Current Liabilities
Note Payable to Bank	$4,666	$4,650
Current Maturities of Long-Term Debt	442	460
Accounts Payable	7,599	6,265
Accrued Compensation	1,426	1,165
Accrued Commissions	279	281
Other	412	487

Total Current Liabilities	14,824	13,308
Long-Term Debt, Less Current Maturities	2,276	2,313
Retirement and Severance Benefits	249	203
Redeemable Convertible Preferred Stock, No Par Value, 2,074 Shares
Issued and Outstanding	2,074	2,074
Stockholders’ Equity:
Preferred Stock, No Par Value, Authorized,
1,000,000 Shares;
Common Shares, No Par Value, Authorized
10,000,000 Shares; Issued and Outstanding 4,765,291 on
August 29, 2004; and 4,705,083 on May 30, 2004;	21,279	21,173
Notes Receivable arising from the sale of common stock	(45)	(45)
Accumulated Other Comprehensive Loss	(870)	(870)
Accumulated Deficit	(7,611)	(7,728)

	12,753	12,530

	$32,176	$30,428

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)

	(Unaudited) Three Months Ended
	August 29, 2004	August 31, 2003
Cash Flows From Operating Activities:
Net Income (Loss)	$153	$(924)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used in) Operating Activities:
Depreciation	242	349
Changes in Assets and Liabilities:
(Increase) Decrease In:
Trade Receivables	11	(1,020)
Inventories	(645)	415
Prepaid and Other Expenses	(570)	(260)
Increase (Decrease) in:
Accounts Payable	1,336	303
Accrued Expenses	230	459

Net Cash Provided by (Used in) Operating Activities	757	(678)

Cash Flows From Investing Activities:
Purchase of Equipment and Leasehold Improvements	(31)	(90)

Net Cash Used in Investment Activities	(31)	(90)

Cash Flows From Financing Activities:
Net Borrowings on Revolving Credit Agreements	20	927
Proceeds from Issuance of Common Stock	70
Principal Payments on Long-Term Borrowings	(55)	(73)

Net Cash Provided by Financing Activities	35	854

Effect of Foreign Currency Exchange Rate Changes
on Cash	1	4

Increase (Decrease) in Cash and Cash Equivalents	762	90
Cash and Cash Equivalents at Beginning of Period	1,058	1,100

Cash and Cash Equivalents at End of Period	$1,820	$1,190

Non-Cash Transaction:
Issuance of Common Stock to Pay Preferred Stock Dividends	$36	$36

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED AUGUST 29, 2004

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

The balance sheet of the Company as of August 29, 2004, and the related statements of operations and cash flows for the three months ended August 29, 2004 and August 31, 2003 have been prepared without being audited. In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiaries as of August 29, 2004, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s May 30, 2004 Form 10-K.

The results of operations for the interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

Management plans – The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stock of $4,952,667 in 2004 and $7,692,073 in 2003 and at May 30, 2004 had an accumulated deficit of $7,728,065. The Company utilized $913,911 of cash for operating activities in 2004. In the first quarter of fiscal 2005, the Company has recorded net income applicable to common stockholders of $117,000. The Company has provided $757,000 of cash for operating activities in the first quarter of fiscal year 2005. Future operations will require the Company to borrow additional funds. The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 6, 2006. There was an outstanding balance on this line-of-credit at August 29, 2004 of $2,156,000. The Company believes they can remain in compliance with covenants in the financing agreement, as amended, throughout fiscal 2005.

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
FIRST QUARTER ENDED AUGUST 29, 2004

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan, as all options were issued with exercised prices at or above fair value. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net earnings (loss) and net earnings (loss) per share would have changed to the pro forma amounts indicated below:

Amounts in thousands, except per share amounts

	Period Ending
	Aug. 29 2004	Aug. 31 2003
Net Earnings (loss) applicable to stockholders:
as reported	$117	$(960)
pro forma	86	(1,039)
per share, basic, as reported	0.02	(0.21)
per share, diluted, as reported	0.02	(0.21)
per share, basic, pro forma	0.02	(0.22)
per share, diluted, pro forma	0.02	(0.22)

3.    Inventories

The components of inventory (in thousands) at August 29, 2004 and May 30, 2004 are as follows:

	August 29, 2004	May 30, 2004
Raw Materials	$4,895	$4,601
Work-in-process	2,082	2,000
Finished Goods	2,401	2,136

	$9,378	$8,737

4.    Warranty

The Company offers its customers a three-year warranty on products. Warranty expense is determined by calculating the historical relationship between sales and warranty costs and applying the calculation to the current period’s sales. Based on warranty repair costs and the rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are offset against the reserve. The following table shows the fiscal 2005 year-to-date activity for the Company’s warranty accrual (in thousands):

Beginning Balance	$125
Charges and Costs Accrued	16
Less Repair Costs Incurred	(1)

Ending Balance	$140

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED AUGUST 29, 2004

5.    Plant Closing

On July 17, 2003, the Company announced the consolidation of its manufacturing operations. The consolidation includes the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault’s other manufacturing plants. Ault’s engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility. The consolidation was complete in February 2004 with the last payment for related liabilities made in August 2004.

A summary of the restructuring activity during the three-month period ending August 29, 2004 is as follows:

	Balance at May 30, 2004	Current Period Plant Closing Charges	Cash Payments	Restructuring Liabilities at August 29, 2004
Employee termination costs	$15,000	$0	$15,000	$0

6.    Debt

The Company has a financing agreement, which includes a $7,000,000 revolving line-of-credit agreement through December 6, 2006. Interest on advances is at the prime rate plus 2% (prime plus 5% default rate) for fiscal year 2005. The rate at August 29, 2004 was 6.25% and on August 31, 2003 was 11.00%. All advances are due on demand and are secured by all assets of the Company. The Company’s financing agreement contains financial covenants. These covenants require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2004, the Company’s actual net book worth and income before taxes did not meet the minimum of the credit agreement. The Company received a waiver and amendment for these covenants. Following the July 2004 waiver, the Company believes the provisions imposed by this credit agreement are achievable based on the Company’s expected operating results for the next year. The availability of the line is based on the outstanding receivables of the Company; the amount available at August 29, 2004 was $3,961,000. There were advances outstanding on the revolving line of credit of $2,156,000 and $1,965,000 at August 29, 2004 and May 30, 2004. Also, the Company’s Korean subsidiary maintains an unsecured $3,370,000 credit facility agreement to cover bank overdrafts, short-term financing, and export financing at a rate of 6.11%. Advances outstanding relating to the Korean facility were $2,510,000 and $2,685,000 at August 29, 2004 and May 30, 2004, respectively.

Long-term debt (in thousands) including current maturities contain the following:

	August 29, 2004	May 30, 2004
8.05% term loan, due in monthly installments of $28,756,
including interest to February 2015, collateralized by
the Company's headquarters building in Minneapolis	$2,427	$2,465
5.3% uncollateralized term loan, due in January 2005	290	290
7.94% term loan, due in monthly installments of $6,144
including interest to September 2004, secured by
furniture	1	18

Total	2,718	2,773
Less Current Maturities	442	460

	$2,276	$2,313

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER ENDED AUGUST 29, 2004

7.    Stockholders’ Equity

		Three Months Ended August 29, 2004
		($000)
Total Stockholders’ Equity – May 30, 2004		$12,530
Net Income	$153
Net change in Foreign currency translation
adjustment	—

Comprehensive Income		153
Preferred Stock Dividends Declared		(36)
Preferred Stock Dividends Paid with Common
Stock		36
Issue 47,875 shares of common stock in
accordance with stock purchase plan		70

Total Stockholders’ Equity		$12,753

8.    Net Earnings Per Common Share

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, Earnings per Share. The Redeemable Convertible Preferred Stock had no effect on diluted weighted average shares outstanding, as they were anti-dilutive.

	Three Months Ended
	August 29, 2004	August 31, 2003
Earnings (Loss) Applicable to Common
Shareholders (in thousands)	$117	$(960)
Basic – Weighted Average Shares Outstanding	4,787,937	4,657,421
Diluted – Weighted Average Shares Outstanding	4,826,587	4,657,421
Basic Earnings (Loss) per Share	0.02	(0.21)
Diluted Earnings (Loss) per Share	0.02	(0.21)

ITEM 2 – MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Allowance for Doubtful Accounts– An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, economic and political conditions, and other relevant facts and circumstances. Unexpected changes in the aforementioned factors would result in materially different amounts for this item.

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

MANAGEMENT PLANS

In July 2003, Ault announced the decision to consolidate manufacturing operations. Ault was one of the last power supply companies to maintain manufacturing in the United States. The decision to consolidate was driven by a goal to return to profitability by the end of the fourth quarter of fiscal 2004 as well as the desire to continue a high level of service to global OEM customers.

Last fiscal year was spent on the execution of the consolidation plan. The first phase of the consolidation went smoothly which included the closing of our US-based production in Minneapolis. This phase was completed in February 2004. The Company is benefiting in the following ways:

World Class Manufacturing – Ault Xianghe (China) is developing into a world-class facility. China’s annual volume output has more than tripled due to the transition of many product families from North America over the past year and the transfer of the Power General internal power supplies resulting from the acquisition in fiscal 2003. Ault has also worked diligently to build a strong infrastructure by enhancing global IT capabilities for purchasing, design engineering and manufacturing. Ault Xianghe has also achieved ISO certification and had several successful audit visits from top OEM (original equipment manufacturer) customers.

Reduced Lead Times – Ault customers across all segments of the electronics industry appear to have one common need – orders with JIT (just-in-time) delivery dates. This trend prompted the Company to look for ways in all product categories to reduce lead times on top-selling power supplies. The goal is to reduce lead times on standard part numbers in the switch-mode power supply category to an average of 5 weeks. Most competitors are still averaging 8 weeks. The Company believes meeting customers’ needs for quick-turn orders will earn Ault more business from current accounts as well as providing a competitive edge in earning new business.

Improved Margins – Gross margin has increased several percent over the prior period. Current year margin increased because of the cost reductions resulting from the transition of US manufacturing as well as increased sales volume from North America and Korea.

Sales Review

Ault has traditionally been a major power supplier to the OEMs in the telecommunications market. This market hit bottom in calendar 2002, it is now recovering with several niches performing well. One of these niches is the Power over Ethernet market. Dubbed PoE, Power over Ethernet is designed to supply power to any device on a local area network.

This technology has a broad range of applications including IP phones, security cameras, RFID tag readers, PDAs, access control systems and smart signs.

Ault has developed two single port, midspan power products to meet the needs of PoE users. The Company anticipates that as Power over Ethernet technology grows, the demand for our products will continue to rise over the next 12-18 months.

Ault has also transitioned the China sales team. There were two significant shifts in strategy: 1) Hire more seasoned salespeople that have contacts and experience in the local electronics market; and 2) focus efforts on Ault’s traditional segments of the communications and medical equipment markets. Ault is pursuing and closing business for applications in the data communications/telecommunications market that include high-end set-top boxes, routers and video phones. The future plan includes expanding business with current OEM customers as well as targeting other leaders in the growing communications and medical equipment market segments throughout China. The intent is to leverage Ault’s global reputation, long history of power supply design success and local presence to win additional business.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stock of $4,952,667 in 2004 and $7,692,073 in 2003 and at May 30, 2004 had an accumulated deficit of $7,728,065. The Company utilized $913,911 of cash for operating activities in 2004. In the first quarter of fiscal 2005, the Company has recorded net income applicable to common stock of $117,000. The Company has provided $757,000 of cash for operating activities in the first quarter of fiscal year 2005. Future operations will require the Company to borrow additional funds. The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 6, 2006. There was an outstanding balance on this line-of-credit at August 29, 2004 of $2,156,000. The Company believes they can remain in compliance with covenants in the financing agreement, as amended, throughout fiscal 2005.

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

RESULTS OF OPERATIONS
First Quarter Ended August 29, 2004

($000)	Fiscal 2005	Fiscal 2004	Favorable / (Unfavorable)
			Amount	Percent
Net Sales	$13,139	$10,816	$2,323	21%
Operating Income (Loss)	292	(795)	1,087	137%

Net sales were $13,139,000 for the first quarter of fiscal 2005 up from $10,816,000 for the first quarter of fiscal 2004. The increase is due to the continued activity in North America and Korea, with an increase in sales to existing customers and new customers.

The gross margin for fiscal 2005 was 27.1%, compared to 23.5% for fiscal 2004. Margins increased primarily due to the closure of manufacturing in the United States. Transferring the manufacturing to China, reduced production costs by $318,000.

Operating expenses decreased in the first quarter of fiscal 2005 to $3,271,000 from $3,335,000 in the first quarter of fiscal 2004. The reduction of expenses in the first quarter of fiscal 2005 is primarily related to the cost of closing the United States manufacturing in fiscal 2004 of $98,000. The increase in the allowance for doubtful accounts increased expenses by $80,000 from fiscal 2004 but was offset by a reduction in freight expenses. It is anticipated that operating expenses will remain consistent throughout fiscal year 2005.

Order Backlog:   The Company’s order backlog at August 29, 2004 totaled $10,402,000 compared to $10,027,000 at May 30, 2004. The order backlog represents sales for approximately eleven weeks.

Non-Operating Income and Expense:   Non-operating expense is $131,000 for the first quarter of fiscal 2005 compared to $129,000 for the same period in fiscal 2004. Non-operating expenses primarily consists of interest expense. The Company incurred interest expenses of $138,000 in the first three months of fiscal 2005 and $159,000 in the same period of fiscal 2004. Interest expense decreased due to the lower principal balance on the bank credit facilities and long-term borrowings.

Income Tax:   The Company had a pre-tax income of $161,000 for the three-month period in fiscal 2005 on which it accrued $8,000 income tax expense relating to amounts due for state and foreign taxes. For the three-month period in fiscal 2004 the Company had a pre-tax loss of $924,000 on which it accrued no consolidated income tax benefit. The effective tax rate is 5.7% for the first quarter of 2005, and 0% for the same period in fiscal 2004. In the first quarter of fiscal 2004 the Company did not take a benefit from the loss carryforwards the loss generated, and continues in fiscal 2005 to have a full valuation allowance because it is likely the Company will be unable to use such losses.

Net Income (Loss):   The Company reported a basic per share earnings of $0.02 for the first quarter of fiscal 2005 based on 4,788,000 outstanding weighted average shares and a diluted per share earnings of $0.02 based on 4,827,000 outstanding weighted average shares, compared to basic and diluted per share loss of $0.21 for the first quarter of fiscal 2004, based on 4,657,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company’s liquidity and financial position on August 29, 2004, and on May 30, 2004:

	August 29, 2004	May 30, 2004
	($000)	($000)
Working capital	$6,755	$6,270
Cash	1,820	1,058
Unutilized bank credit facilities	5,704	5,720

Current Working Capital Position

As of August 29, 2004, the Company had current assets of $21,579,000 and current liabilities of $14,824,000 representing working capital of $6,755,000 and a current ratio of 1.5. This represents an increase in working capital from $6,270,000 at May 30, 2004. The Company relies on its credit facilities as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has not committed any funds to capital expenditures as of August 29, 2004.

Cash and Investments:   As of August 29, 2004, the Company had cash and securities totaling $1,820,000, up from $1,058,000 as of May 30, 2004. This increase in cash was due to normal fluctuations in the timing of payments and receipts.

Credit Facilities:   The credit arrangement with Wells Fargo Bank is an asset-based credit facility of $7 million, secured by company assets. At August 29, 2004, there were borrowings against this facility of $2,156,000. The financing agreement contains financial covenants. These covenants require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2004, the Company’s actual net book worth and income before taxes did not meet the minimum of the credit agreement. The Company received a waiver and amendment for this covenant. Following the July 2004 amendment, the Company believes the provisions imposed by this credit agreement are achievable based on the Company’s expected operating results for the next year.

The South Korean credit facility is approximately $3,370,000 of which borrowings at August 29, 2004 totaled $2,510,000.

CASH FLOWS FOR FISCAL 2005

Operations:   Operations provided $757,000 of cash during the first three months of fiscal 2005 due principally to the following activities:

(a)	Net income and depreciation provided cash of $395,000.

(b)	Increases in inventories used $645,000 of cash, primarily related to the increase in revenue.

(c)	Increases in prepaid expenses used $570,000 of cash, primarily related to an increase in refundable VAT due to an increase in revenue.

(d)	Increases in accounts payable and accrued expenses provided $1,566,000, primarily related to the timing of payments.

Investing Activities:   Investing activities used net cash of $31,000 principally relating to the purchase of tooling in the Asia facilities.

Financing Activities:   Financing activities provided cash of $35,000, primarily comprised of proceeds from the issuance of common stock for the stock purchase plan.

Effect of Foreign Currency Exchange Rate Fluctuations:   The effect of translating the Korean financial statements, which were prepared in Won to US dollars, and the effect of translating the Chinese financial statements, which were prepared in Yuan to US dollars, had minimal effect on cash for the first three months of fiscal 2005.

Summary:   The Company’s cash and working capital positions are sound and, together with its credit facilities, adequate to support the Company’s strategies for the remainder of fiscal 2005.

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

Information About Revenue by Geography

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

	THREE MONTHS ENDED
	August 29, 2004	August 31, 2003
	($000)	($000)
US	$7,721	$5,969
Korea	2,917	2,386
China	1,176	1,191
UK	494	707
Canada	282	271
Other Foreign	549	292

Total	$13,139	$10,816

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including an obligation to pay for trade receivable invoices.

Impact of Foreign Operations and Currency changes:

The Company will experience normal valuation changes as the Korean and Chinese currencies fluctuate. The effect of translating the Korean and Chinese financial statements was not significant for the first three months of fiscal 2005.

Forward Looking Statements

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future results of operations or business developments that are typically preceded by the words “believes”, “expects”, “anticipates”, “intends” or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause results or developments to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the overall level of sales by original equipment manufacturers (OEMs) in the telecommunications, data communications, computer peripherals and the medical markets; buying patterns of the Company’s existing and prospective customers; the impact of new products introduced by competitors; delays in new product introductions; higher than expected expense related to sales and new marketing initiatives; availability of adequate supplies of raw materials and components; dependence on outside contractors; reliance on third party distribution; successful integration of the Power General assets; dependence on foreign operations; and other risks affecting the Company’s target markets generally.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Frederick M. Green, and Chief Financial Officer, Donald L. Henry, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)	Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonable likely to materially affect, the registrant’s internal control over financial reporting.

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

A. Form 8-K filed July 28, 2004 announcing the fourth quarter fiscal 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED (REGISTRANT)
DATED: September 30, 2004	By:	/s/ Frederick M. Green

Frederick M. Green President, Chief Executive Officer and Chairman
DATED: September 30, 2004	By:	/s/ Donald L. Henry

Donald L. Henry Chief Financial Officer