Form 10-Q
period 2004-11-28
AULT INC
filed 2005-01-12
CIK 723639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2004

Commission file number 0-12611

AULT INCORPORATED

MINNESOTA	41-0842932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7105 Northland Terrace
Minneapolis, Minnesota 55428-1028
(Address of principal executive offices)

Registrant’s telephone number:  (763) 592-1900

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒                  NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES   ☐                  NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 3, 2005
No par value	4,778,955 shares

PART 1. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	Three Months Ended		Six Months Ended
	Nov. 28 2004	Nov. 30 2003	Nov. 28 2004	Nov. 30 2003
Net Sales	$11,047	$11,134	$24,186	$21,950

Cost of Goods Sold	8,078	8,327	17,654	16,603
Gross Profit	2,969	2,807	6,532	5,347

Operating Expenses:
Marketing	1,109	985	2,081	1,939
Design Engineering	914	863	1,780	1,742
General and Administrative	1,269	1,236	2,702	2,640
Plant Closing Costs		223		321
	3,292	3,307	6,563	6,642
Operating Loss	(323)	(500)	(31)	(1,295)

Other Income (Expense):
Interest Expense	(144)	(139)	(282)	(298)
Other	(31)	(45)	(24)	(15)
	(175)	(184)	(306)	(313)

Loss Before Income Taxes	(498)	(684)	(337)	(1,608)

Income Tax Expense			8

Net Loss	(498)	(684)	(345)	(1,608)

Redeemable Convertible Preferred Stock Dividends	(36)	(36)	(72)	(72)

Net Loss Applicable to Common Stockholders	$(534)	$(720)	$(417)	$(1,680)

Net Loss Per Share Applicable to Common Stockholders:
Basic	$(0.11)	$(0.15)	$(0.09)	$(0.36)
Diluted	$(0.11)	$(0.15)	$(0.09)	$(0.36)

Common and Equivalent Shares Outstanding:
Basic	4,803,318	4,673,706	4,795,870	4,665,659
Diluted	4,803,318	4,673,706	4,795,870	4,665,659

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(Unaudited)
	November 28, 2004	May 30, 2004
Assets:
Current Assets
Cash and Cash Equivalents	$1,506	$1,058
Trade Receivables, Less Allowance for Doubtful Accounts of $673 at November 28, 2004; $476 at May 30, 2004	7,288	8,399
Inventories	8,828	8,737
Prepaid Expenses and Other	1,990	1,384
Total Current Assets	19,612	19,578

Other Assets	127	177

Property, Equipment and Leasehold Improvements:
Land	1,735	1,735
Building and Leasehold Improvements	6,720	6,711
Machinery and Equipment	6,880	7,050
Office Furniture	1,991	1,911
E.D.P. Equipment	2,189	2,009
	19,515	19,416

Less Accumulated Depreciation	9,193	8,743

	10,322	10,673

Total Assets	$30,061	$30,428

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Unaudited)
	November 28, 2004	May 30, 2004
Liabilities and Stockholders’ Equity:
Current Liabilities
Note Payable to Bank	$4,369	$4,650
Current Maturities of Long-Term Debt	445	460
Accounts Payable	6,288	6,265
Accrued Compensation	1,553	1,165
Accrued Commissions	211	281
Other	318	487
Total Current Liabilities	13,184	13,308

Long-Term Debt, Less Current Maturities	2,219	2,313
Retirement and Severance Benefits, Less Current Portion	288	203

Redeemable Convertible Preferred Stock, No Par Value, 2,074 Shares Issued and Outstanding	2,074	2,074

Stockholders’ Equity:
Preferred Stock, No Par Value, Authorized, 1,000,000 Shares; None Issued.
Common Shares, No Par Value, Authorized 10,000,000 Shares; Issued and Outstanding 4,778,955 on November 28, 2004; and 4,705,083 on May 30, 2004;	21,317	21,173
Notes Receivable arising from the sale of common stock	(45)	(45)
Accumulated Other Comprehensive Loss	(831)	(870)
Accumulated Deficit	(8,145)	(7,728)
	12,296	12,530

	$30,061	$30,428

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(Unaudited)
	Six Months Ended
	November 28, 2004	November 30, 2003
Cash Flows From Operating Activities:
Net Loss	$(345)	$(1,608)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	491	655
Changes in Assets and Liabilities:
(Increase) Decrease In:
Trade Receivables	1,015	(906)
Inventories	27	248
Prepaid and Other Expenses	(344)	195
Increase (Decrease) in:
Accounts Payable	(55)	310
Accrued Expenses	199	350
Net Cash Provided by (Used in) Operating Activities	988	(756)

Cash Flows From Investing Activities:
Purchase of Equipment and Leasehold Improvements	(140)	(236)
Net Cash Used in Investment Activities	(140)	(236)

Cash Flows From Financing Activities:
Net Borrowings (Payments) on Revolving Credit Agreements	(373)	973
Proceeds from Issuance of Common Stock	72	2
Principal Payments on Long-Term Borrowings	(109)	(143)
Net Cash Provided by (Used in) Financing Activities	(410)	832

Effect of Foreign Currency Exchange Rate Changes on Cash	10	1

Increase (Decrease) in Cash and Cash Equivalents	448	(159)

Cash and Cash Equivalents at Beginning of Period	1,058	1,100

Cash and Cash Equivalents at End of Period	$1,506	$941

Non-Cash Transaction:
Issuance of Common Stock to Pay Preferred Stock Dividends	72	72
Trade Receivable Converted to a Note Receivable	185	—

AULT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER ENDED NOVEMBER 28, 2004

1. Summary of Consolidation Principles

The accompanying consolidated financial statements include the accounts of Ault Incorporated, its wholly owned subsidiaries, Ault Electronics Shanghai Ltd., Ault International Trade Shanghai Co., Ltd., Ault Xianghe Co. Ltd, and Ault Korea Corporation.  All intercompany transactions have been eliminated.  The foreign currency translation adjustment represents the translation into United States dollars of the Company’s investment in the net assets of its foreign subsidiaries in accordance with the provisions of FASB Statement No. 52.

The balance sheet of the Company as of November 28, 2004, and the related statements of operations and cash flows for the three and six months ended November 28, 2004 and November 30, 2003 have been prepared without being audited.  In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiaries as of November 28, 2004 and November 30, 2003, and the results of operations and cash flows for all periods presented.

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

Management plans – The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stockholders of $4,952,667 in fiscal year 2004 and $7,692,073 in fiscal year 2003 and at May 30, 2004 had an accumulated deficit of $7,728,065.  The Company utilized $913,911 of cash for operating activities in fiscal year 2004.  In the first six months of fiscal 2005, the Company has recorded a net loss applicable to common stockholders of $417,000.  The Company has provided $988,000 of cash from operating activities in the first six months of fiscal year 2005.  Future operations will require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 6, 2006.  There was an outstanding balance on this line-of-credit at November 28, 2004 of $1,849,000.  The Company believes it can remain in compliance with covenants in the financing agreement, as amended, through fiscal 2005.

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

2. Stock Compensation

The Company’s 1986 and 1996 stock option plan has reserved 600,000 and 1,500,000 common shares, respectively, for issuance under qualified and nonqualified stock options for its key employees and directors.  Option prices are the market value of the stock at the time the option was granted.  Options become exercisable as determined at the date of grant by a committee of the Board of Directors.  Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

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

Amounts in thousands, except per share amounts

	Three Months Ended		Six Months Ended
	Nov. 28 2004	Nov. 30 2003	Nov. 28 2004	Nov. 30, 2003
Net loss applicable to common stockholders:
as reported	$(534)	$(720)	$(417)	$(1,680)
pro forma	(596)	(802)	(530)	(1,838)
per share, basic, as reported	(0.11)	(0.15)	(0.09)	(0.36)
per share, diluted, as reported	(0.11)	(0.15)	(0.09)	(0.36)
per share, basic, pro forma	(0.12)	(0.17)	(0.11)	(0.39)
per share, diluted, pro forma	(0.12)	(0.17)	(0.11)	(0.39)

3. Inventories

The components of inventory (in thousands) at November 28, 2004 and May 30, 2004 are as follows:

	November 28, 2004	May 30, 2004
Raw Materials	$4,704	$4,601
Work-in-process	2,270	2,000
Finished Goods	1,854	2,136
	$8,828	$8,737

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

	FY 2005	FY 2004
Beginning Balance	$125	$134

Charges and Costs Accrued	34	11

Less Repair Costs Incurred	15	—

Ending Balance	$144	$145

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

A summary of the restructuring activity during the six-month period ending November 28, 2004 is as follows:

	Balance at May 30, 2004	Current Period Plant Closing Charges	Cash Payments	Restructuring Liabilities at November 28, 2004
Employee termination costs	$15,000	$0	$15,000	$0

6. Debt

The Company has a financing agreement, which includes a $7,000,000 revolving line-of-credit agreement through December 6, 2006.  Interest on advances is at the prime rate plus 2% (prime plus 5% default rate) for fiscal year 2005.  The rate at November 28, 2004 was 7.00% and on November 30, 2003 was 11.00%.  All advances are due on demand and are secured by all assets of the Company.   The Company’s financing agreement contains financial covenants, which require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2004, the Company’s net worth and income before taxes did not meet the minimum of the credit agreement.  The Company received a waiver and amendment for these covenants.  During the second quarter of fiscal 2005, the Company violated the financing agreement covenants and subsequent to quarter-end received a waiver and an amended agreement with less restrictive covenants.  Following the January 2005 waiver, the Company believes the provisions imposed by this credit agreement are achievable based on the Company’s expected operating results for the next year.  The availability of the line is based on the outstanding receivables of the Company; the amount available at November 30, 2004 was $2,995,000.  There were advances outstanding on the revolving line of credit of $1,849,000 and $1,965,000 at November 28, 2004 and May 30, 2004.  Also, the Company’s Korean subsidiary maintains an unsecured $3,370,000 credit facility agreement to cover bank overdrafts, short-term financing, and export financing at a rate of 6.11%.  Advances outstanding relating to the Korean facility were $2,519,000 and $2,685,000 at November 28, 2004 and May 30, 2004, respectively.

Long-term debt (in thousands) including current maturities contain the following:

	November 28, 2004	May 30, 2004
8.05% term loan, due in monthly installments of $28,756, including interest to February 2015, collateralized by the Company’s headquarters building in Minneapolis	$2,374	$2,465
5.3% uncollateralized term loan, due in January 2005	290	290
7.94% term loan, paid during 2004	—	18
Total	$2,664	$2,773
Less current maturities	445	460
	$2,219	$2,313

7. Stockholders’ Equity

		Six Months Ended November 28, 2004
		($000)
Total Stockholders’ Equity – May 30, 2004		$12,530
Net Loss	$(345)
Net change in Foreign currency translation adjustment	39
Comprehensive Income (Loss)		(306)
Issue 48,875 shares of common stock in accordance with stock purchase plan		72
Preferred Stock Dividends Declared		(72)
Preferred Stock Dividends Paid with Common Stock		72

Total Stockholders’ Equity		$12,296

8. Net Loss Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.  The Redeemable Convertible Preferred Stock and stock options had no effect on diluted weighted average shares outstanding, as they were anti-dilutive.

	Three Months Ended		Six Months Ended
	November 28, 2004	November 30, 2003	November 28, 2004	November 30, 2003
Loss Applicable to Common Shareholders (in thousands)	$(534)	$(720)	$(417)	$(1,680)
Basic – Weighted Average Shares Outstanding	4,803,318	4,673,706	4,795,870	4,665,659
Diluted – Weighted Average Shares Outstanding	4,803,318	4,673,706	4,795,870	4,665,659
Basic Loss per Share	$(0.11)	$(0.15)	$(0.09)	$(0.36)
Diluted Loss per Share	$(0.11)	$(0.15)	$(0.09)	$(0.36)

9. Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards 123 (SFAS 123(R)), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The Statement is effective for the Company beginning in the second quarter of fiscal 2006.  The Company has not completed the process of evaluating the impact that will result from adopting SFAS 123(R).

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

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities.  SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is likely that some portion or the entire deferred tax asset will not be realized.  Based upon prior taxable income and estimates of future taxable income, the Company has determined that it is likely that its net deferred tax asset will not be fully realized in the future.  Thus a full valuation allowance has been established.  If actual taxable income varies from these estimates, the Company may be required to change the valuation allowance against the deferred tax assets resulting in a change in income tax expense (benefit), which will be recorded in the consolidated statement of operations.

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

Reduced Lead Times – Ault customers across all segments of the electronics industry appear to have one common need — orders with JIT (just-in-time) delivery dates.  This trend prompted the Company to look for ways in all product categories to reduce lead times on top-selling power supplies.  In October, the Company announced a five-week lead-time on its most popular standard products in the switch-mode power supply category.  Most competitors are still averaging 8 weeks.  The Company believes meeting customers’ needs for quick-turn orders will earn Ault more business from current accounts as well as providing a competitive edge in earning new business.

Improved Margins - Gross margin has increased several percent over the prior period.  Current year margin increased because of the cost reductions resulting from the transition of US manufacturing as well as increased sales volume from North America and Korea.

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

Ault has developed two single port, midspan power products to meet the needs of PoE users.  The Company has launched initiatives to cost-reduce and re-design its midspan offering in anticipation of the continued growth of Power over Ethernet technology.

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

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stockholders of $4,952,667 in fiscal year 2004 and $7,692,073 in fiscal year 2003 and at May 30, 2004 had an accumulated deficit of $7,728,065.  The Company utilized $913,911 of cash for operating activities in fiscal year 2004.  In the first six months of fiscal 2005, the Company has recorded a net loss applicable to common stockholders of $417,000.  The Company has provided $988,000 of cash from operating activities in the first six months of fiscal year 2005.  Future operations will require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 6, 2006.  There was an outstanding balance on this line-of-credit at November 28, 2004 of $1,849,000.  The Company believes it can remain in compliance with covenants in the financing agreement, as amended, through fiscal 2005.

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

RESULTS OF OPERATIONS

Second Quarter Ended November 28, 2004

	Fiscal	Fiscal	Favorable / (Unfavorable)
($000)	2005	2004	Amount	Percent
Net Sales	$11,047	$11,134	$(87)	(1)%
Operating Loss	(323)	(500)	177	35%

Net sales were $11,047,000 for the second quarter of fiscal 2005 down 1% from $11,134,000 for the second quarter of fiscal 2004.  The decrease is due to lower sales from North America and Europe of $422,000 offset by an increase in sales from Asia Pacific of $336,000.  The North American decrease is primarily from a reduction in orders from customers as they use up inventory.

Gross margin for the second quarter was 26.9 percent as a percent of sales, compared with 25.2 percent for the same period last year.  Margins increased primarily due to the closure of manufacturing in the United States.  Transferring the manufacturing to China, reduced production costs by $318,000 offset by higher than normal rework costs of $84,000.  The rework was related to one customer and was completed in the second quarter of 2005.

Operating expenses decreased in the second quarter of fiscal 2005 to $3,292,000 from $3,307,000 in the second quarter of fiscal 2004.  The reduction of $223,000 in the second quarter of fiscal 2005 is related to the cost of closing the United States manufacturing in fiscal 2004.  This decrease was offset by additional expenses to increase sales in future periods.  These expenses include additional sales people in China of $45,000, additional travel expense in the United States and Europe of $45,000, and additional freight expense of $34,000.

Six Months Ended November 28, 2004

	Fiscal	Fiscal	Favorable / (Unfavorable)
($000)	2005	2004	Amount	Percent
Net Sales	$24,186	$21,950	$2,236	10%
Operating Loss	(31)	(1,295)	1,264	98%

Net sales were $24,186,000 for the first six months of fiscal 2005 up 10% from $21,950,000 for the first six months of fiscal 2004.  The increase is due to the continued activity in North America and Korea, with an increase in sales to existing customers and new customers.

Gross margin for the first six months of fiscal 2005 was 27.0 percent as a percent of sales, compared with 24.4 percent for the same period last year.  Margins increased primarily due to the closure of manufacturing in the United States.  Transferring the manufacturing to China, reduced production costs by $636,000 offset by higher than normal rework costs of $84,000.  The rework was related to one customer and was completed in the second quarter of 2005.

Operating expenses decreased in the first six months of fiscal 2005 to $6,563,000 from $6,642,000 in the first six months of fiscal 2004.  The reduction of $321,000 in fiscal 2005 is related to the cost of closing the United States manufacturing in fiscal 2004.  This decrease was offset by additional expenses in fiscal 2005 to increase sales in future periods.  These expenses include additional sales people in China of $45,000, additional travel expense in the United States and Europe of $58,000, and additional freight expense of $40,000.  Also an increase in allowance for doubtful accounts increased operating expenses in fiscal 2005 by $75,000.

Order Backlog: The Company’s order backlog at November 28, 2004 totaled $9,777,000 compared to $10,027,000 at May 30, 2004.  The order backlog represents sales for approximately eleven weeks.

Non-Operating Income and Expenses: Nonoperating expense is $306,000 for the first six months of fiscal 2005 compared to $313,000 for the same period in fiscal 2004.  The Company incurred interest expenses of $282,000 in the first six months of fiscal 2005 and $298,000 in the same period of fiscal 2004, paid on bank credit facilities and long-term borrowings.

Income Tax: The Company had a pre-tax loss of $337,000 for the six-month period in fiscal 2005 on which it accrued $8,000 consolidated income tax expense relating to amounts due for state and foreign taxes.  For the six-month period in fiscal 2004 the Company had a pre-tax loss of $1,608,000 on which no income tax benefit was accrued.  The effective tax rate is 2% for the first two quarters of 2005, and 0% for the same period in fiscal 2004.  In the first two quarters of fiscal 2005 and 2004 the Company did not take a benefit from the losses generated.  A full valuation allowance against deferred tax assets has been recorded because it is likely the Company will be unable to use such losses.

Net Loss: The Company reported a basic and diluted per share loss of $0.09 for the first six months of fiscal 2005, based on 4,796,000 outstanding weighted average shares, compared to basic and diluted per share loss of $0.36 for the same period of fiscal 2004, based on 4,666,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company’s liquidity and financial position on November 28, 2004, and on May 30, 2004:

	November 28, 2004	May 30, 2004
	($000)	($000)
Working capital	$6,428	$6,270
Cash and cash equivalents	1,506	1,058
Unutilized bank credit facilities	6,001	5,720

Current Working Capital Position

As of November 28, 2004, the Company had current assets of $19,612,000 and current liabilities of $13,184,000, which amounted to working capital of $6,428,000 and a current ratio of 1.5.  This represents an increase from its working capital of $6,270,000 as of May 30, 2004.  The Company relies on its credit facilities as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.  The Company has not committed any funds for future capital expenditures as of November 28, 2004.

Cash and Investments: As of November 28, 2004, the Company had cash totaling $1,506,000, compared to $1,058,000 as of May 30, 2004.  This increase in cash was due to normal fluctuations in the timing of payments and receipts.

Credit Facilities: The credit arrangement with Wells Fargo Bank is an asset-based credit facility of $7 million, secured by company assets.  At November 28, 2004, there were borrowings against this facility of $1,849,000.  The financing agreement contains financial covenants, which require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2004, the Company’s net worth and income before taxes did not meet the minimum of the credit agreement.  The Company received a waiver and amendment for this covenant.  At the end of November 2004, the Company’s income before taxes did not meet the minimum of the credit agreement.  Following the January 2005 amendment, the Company believes the provisions imposed by this credit agreement are achievable based on the Company’s expected operating results for the next year.

The South Korean credit facility is approximately $3,370,000 of which borrowings at November 28, 2004 totaled $2,519,000.

CASH FLOWS FOR FISCAL 2005

Operations:  Operations provided $988,000 of cash during the first six months of fiscal 2005 due principally to the following activities:

(a)          The loss, net of depreciation provided $146,000.

(b)         Decreases in trade receivables provided $1,200,000, primarily related to increased collections from the Asia Pacific area.

(c)          Increases in prepaid expenses used $529,000.

Investing Activities: Investing activities used net cash of $140,000 principally relating to the purchase of tooling in the Asia facilities.

Financing Activities: Financing activities used net cash of $409,000, comprised of  $481,000 payment on debt, and $72,000 of proceeds from the issuance of common stock for the stock purchase plan.

Summary:  The Company’s cash and working capital positions are sound and, together with its credit facilities, adequate to support the Company’s strategies for the remainder of fiscal 2005.

Information about Products and Services: The Company’s business operations are comprised of one activity the design, manufacture and sale of equipment for converting electric power to a level used by OEMs in data communications/telecommunications and medical markets to charge batteries, and/or power equipment.  The Company supports these power requirements by making available to the OEMs products that have various technical features.  These products are managed as one product segment under the Company’s internal organizational structure and the Company does not consider any financial distinctive measures, including net profitability and segmentation of assets to be meaningful to performance assessment.

Information about Revenue by Geography

Geographic distribution of revenue is as follows:

	Six Months Ended
	November 28, 2004	November 30, 2003
	($000)	($000)

US	$13,976	$12,400
Korea	5,740	4,751
China	2,023	2,375
UK	939	1,478
Canada	527	397
Other Foreign	981	549
Total	$24,186	$21,950

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligation to pay for trade receivable invoices.

Impact of Foreign Operations and Currency Changes:

The Company will experience normal valuation changes as the Korean and Chinese currency fluctuates.  The effect of translating the Korean and Chinese financial statements resulted in a net asset increase of $39,000 for the six months ended November 28, 2004.

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

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards 123 (SFAS 123(R)), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The Statement is effective for the Company beginning in the second quarter of fiscal 2006.  The Company has not completed the process of evaluating the impact that will result from adopting SFAS 123(R).

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

PART II

ITEM 1           LEGAL PROCEEDINGS:

Not Applicable

ITEM 2           CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3           DEFAULTS UPON SENIOR SECURITIES:

Not Applicable

ITEM 4           Submission of Matters to a Vote of Security Holders;

The following matter was voted upon at the Annual Meeting of Stockholders held on September 28, 2004, and received the votes set forth below:

All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

	For	Withheld
F. Green	4,079,048	365,605
J. Colwell	4,079,048	365,605
C. Barnett	4,079,244	365,409
J. Kassakian	4,079,248	365,405
B. Chang	4,079,244	365,409
M. Walker	4,079,248	365,405
D. Larkin	4,079,244	365,409

The proposal to ratify and approve an amendment to the Company’s 1996 Stock Plan to increase the number of Shares authorized to be issued under such Plan by 300,000 shares to 1,500,000 passed by a vote of 1,722,634 for and 876,710 against.

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

(a)           The following exhibits are included herein:

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                              Reports on form 8-K

A.  Form 8-K filed September 27, 2004 announcing the first quarter fiscal 2005 financial results.

B.  Form 8-K filed October 1, 2004 announcing the update to the code of ethics.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED

(REGISTRANT)

DATED:	January 10, 2005	/ s /Frederick M. Green
Frederick M. Green, President
Chief Executive Officer and
Chairman

DATED:	January 10, 2005	/ s /Donald L. Henry
Donald L. Henry
Chief Financial Officer