Form 10-Q
period 2005-02-27
AULT INC
filed 2005-04-15
CIK 723639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2005

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 2, 2005
No par value	4,790,789 shares

Total pages 25

Exhibits Index on Page 21

PART 1. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	February 27	February 29	February 27	February 29
	2005	2004	2005	2004
Net Sales	$12,141	$10,730	$36,327	32,680

Cost of Goods Sold	8,843	7,893	26,497	24,496
Inventory Writedown From Exit	—	545	—	545
Gross Profit	3,298	2,292	9,830	7,639

Operating Expenses:
Marketing	1,102	972	3,183	2,911
Design Engineering	977	1,026	2,757	2,768
General and Administrative	1,381	1,354	4,083	3,994
Exit Costs	—	1,743	—	2,064
	3,460	5,095	10,023	11,737
Operating Loss	(162)	(2,803)	(193)	(4,098)

Other Income (Expense):
Interest Expense	(172)	(168)	(454)	(466)
Other	(85)	43	(109)	28
	(257)	(125)	(563)	(438)

Loss Before Income Taxes	(419)	(2,928)	(756)	(4,536)

Income Tax Expense	3	—	11	—

Net Loss	(422)	(2,928)	(767)	(4,536)

Preferred Stock Dividends	(36)	(36)	(108)	(108)

Net Loss Applicable to Common Shareholders	$(458)	$(2,964)	$(875)	$(4,644)

Loss Per Share
Basic:	$(0.10)	$(0.63)	$(0.18)	$(0.99)
Diluted:	$(0.10)	$(0.63)	$(0.18)	$(0.99)

Common and Equivalent Shares Outstanding:
Basic	4,785,197	4,687,597	4,768,757	4,672,769
Diluted	4,785,197	4,687,597	4,768,757	4,672,769

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(Unaudited)
	February 27, 2005	May 30, 2004
Assets:
Current Assets
Cash and Cash Equivalents	$2,484	$1,058
Trade Receivables, Less Allowance for Doubtful Accounts of $752 at February 27, 2005; $476 at May 30, 2004	7,399	8,399
Inventories	9,384	8,737
Prepaid and Other	1,946	1,384
Total Current Assets	21,213	19,578

Other Assets	120	177

Property Equipment and Leasehold Improvements:
Land	1,735	1,735
Building and Leasehold Improvements	6,714	6,711
Machinery and Equipment	7,105	7,050
Office Furniture	1,993	1,911
E.D.P. Equipment	2,189	2,009
	19,736	19,416

Less Accumulated Depreciation	9,445	8,743

	10,291	10,673

	$31,624	$30,428

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Amounts)

	(Unaudited)
	February 27, 2005	May 30, 2004
Liabilities and Stockholders’ Equity:
Current Liabilities
Note Payable to Bank	$5,036	$4,650
Current Maturities of Long-Term Debt	451	460
Accounts Payable	7,334	6,265
Accrued Compensation	1,389	1,165
Accrued Commissions	234	281
Other	598	487
Total Current Liabilities	15,042	13,308

Long-Term Debt, Less Current Maturities	2,191	2,313
Retirement and Severance Benefits	355	203

Redeemable Convertible Preferred Stock, No Par Value, 2,074 Shares Issued and Outstanding	2,074	2,074

Stockholders’ Equity:
Preferred Stock, No Par Value, Authorized, 1,000,000 Shares; None Issued.
Common Shares, No Par Value, Authorized 10,000,000 Shares; Issued and Outstanding 4,790,789 on February 27, 2005; and 4,705,083 on May 30, 2004;	21,354	21,173
Notes Receivable arising from the sale of common stock	(45)	(45)
Accumulated Other Comprehensive Loss	(744)	(870)
Accumulated Deficit	(8,603)	(7,728)
	11,962	12,530

	$31,624	$30,428

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(Unaudited) Nine Months Ended
	February 27, 2005	February 29, 2004
Cash Flows From Operating Activities:
Net Loss	$(767)	$(4,536)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	743	939
Asset Impairment		1,742
Changes in Assets and Liabilities:
(Increase) Decrease In:
Trade Receivables	1,313	(304)
Inventories	(222)	601
Prepaid and Other	(430)	(116)
Increase (Decrease) in:
Accounts Payable	735	(24)
Accrued Expenses	339	244
Net Cash Provided by (Used in) Operating Activities	1,711	(1,454)

Cash Flows From Investing Activities:
Purchase of Equipment and Leasehold Improvements	(365)	(210)
Net Cash Used in Investment Activities	(365)	(210)

Cash Flows From Financing Activities:
Net Borrowings on Revolving Credit Agreements	38	1,765
Proceeds from Issuance of Common Stock	73	2
Principal Payments on Long-Term Borrowings	(131)	(217)
Net Cash Provided by(Used in) Financing Activities	(20)	1,550

Effect of Foreign Currency Exchange Rate Changes on Cash	100	3

Increase (Decrease) in Cash and Cash Equivalents	1,426	(111)

Cash and Cash Equivalents at Beginning of Period	1,058	1,100

Cash and Cash Equivalents at End of Period	$2,484	$989

Non-Cash Transaction:
Issuance of Common Stock to Pay Preferred Stock Dividends	$108	$108

AULT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER ENDED FEBRUARY 27, 2005

1. Summary of Consolidation Principles

The accompanying consolidated financial statements include the accounts of Ault Incorporated, and its wholly owned subsidiaries, Ault Electronics Shanghai Ltd., Ault International Trade Shanghai Co., Ltd., Ault Xianghe Co. Ltd, and Ault Korea Corporation.  All intercompany transactions have been eliminated.  The foreign currency translation adjustment represents the translation into United States dollars of the Company’s investment in the net assets of its foreign subsidiaries in accordance with the provisions of FASB Statement No. 52.

The balance sheet of the Company as of February 27, 2005, and the related statements of operations and cash flows for the three and nine months ended February 27, 2005 and February 29, 2004 have been prepared without being audited.  In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiaries as of February 27, 2005 and February 29, 2004, and the results of operations and cash flows for all periods presented.

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

Management plans – The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net loses applicable to common stockholders of $4,952,667 in fiscal year 2004 and $7,692,073 in fiscal year 2003 and at May 30, 2004 had an accumulated deficit of $7,728,065.  The Company utilized $913,911 of cash for operating activities in fiscal year 2004.  In the first nine months of fiscal 2005, the Company has recorded a net loss applicable to common stockholders of $875,000.  The Company has provided $1,711,000 of cash from operating activities in the first nine months of fiscal year 2005.  Future operations will require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 6, 2006.  There was an outstanding balance on this line-of-credit at February 27, 2005 of $2,190,000.  Availability under the facility is based on the Company’s accounts receivables.  At February 27, 2005 the availability was $2,806,000 with an unused balance of $616,000.  The Company is close to breaking the net income covenant on the line-of-credit.  The Company will need to post a profit of $183,000 in the fourth quarter to remain in compliance with this covenant.  If the Company were unable to meet this profit then it would need to obtain a waiver or amendment from the lender on its credit facility on reasonable terms.  The credit facility could be accelerated and the entire balance could be due.  The default interest rate would rise to prime plus 5%.  If the balance were accelerated and the interest rate rose to the default rate, the Company would be required to secure an alternative credit facility or capital.  There can be no assurance that a replacement for the revolving credit facility could be obtained at all, or on terms favorable to the Company.  A failure to obtain a replacement facility would have a material adverse effect on the Company.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  Accordingly, no compensation cost has been recognized for the stock option plan, as all options were issued with exercised prices at or above fair value.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2004 and 2003 consistent with the fair value method, the Company’s net loss applicable to common shareholders and net loss per share would have changed to the pro forma amounts indicated below:

Amounts in thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	Feb. 27,	Feb. 29,	Feb. 27,	Feb. 29,
	2005	2004	2005	2004
Net loss, as reported	$(458)	$(2,964)	$(875)	$(4,644)
Net loss, pro forma	(511)	(3,018)	(1,040)	(4,862)
Net loss, per share, basic, as reported	(0.10)	(0.63)	(0.18)	(0.99)
Net loss, per share, diluted, as reported	(0.10)	(0.63)	(0.18)	(0.99)
Net loss, per share, basic, pro forma	(0.11)	(0.64)	(0.22)	(1.04)
Net loss, per share, diluted, pro forma	(0.11)	(0.64)	(0.22)	(1.04)

3. Inventories

The components of inventory (in thousands) at February 27, 2005 and May 30, 2004 are as follows:

	February 27, 2005	May 30, 2004
Raw Materials	$4,834	$4,601
Work-in-Process	2,569	2,000
Finished Goods	1,981	2,136
	$9,384	$8,737

4. Warranty

The Company offers its customers up to a three-year warranty on products.  Warranty expense is determined by calculating the historical relationship between sales and warranty costs and applying the calculation to the current period’s sales. Based on warranty repair costs and the rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are offset against the reserve.   The following table shows the fiscal 2005 and fiscal 2004 year-to-date activity for the Company’s warranty accrual (in thousands):

	FY 2005	FY 2004
Beginning Balance	$125	$134

Charges and Costs Accrued	52	28

Less Repair Costs Incurred	52	6

Ending Balance	$125	$156

5. Plant Closing

On July 17, 2003, the Company announced the consolidation of its manufacturing operations.  The consolidation includes the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault’s other manufacturing plants.  Ault’s engineering, documentation, safety certification/reliability, sales, marketing and administrative services remain at the Minneapolis headquarters facility.  The consolidation was complete in February 2004 with the last payment for related liabilities made in August 2004.

A summary of the restructuring activity during the six-month period ending November 28, 2004 is as follows:

		Current Period		Restructuring
	Balance at	Plant Closing	Cash	Liabilities at
	May 30, 2004	Charges	Payments	February 27, 2005
Employee termination costs	$15,000	$0	$15,000	$0

6. Debt

The Company has a financing agreement, which includes a $7,000,000 revolving line-of-credit agreement through December 6, 2006.  Interest on advances is at the prime rate plus 2% (prime plus 5% default rate) for fiscal year 2005.  The rate at February 27, 2005 was 7.50% and on February 29, 2004 was 6.00%.  All advances are due on demand and are secured by all assets of the Company.   The Company’s financing agreement contains financial covenants, which require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2004, the Company’s net worth and income before taxes did not meet the minimum of the credit agreement.  The Company received a waiver and amendment for these covenants.  During the second quarter of fiscal 2005, the Company violated the financing agreement covenants and subsequent to quarter-end received a waiver and an amended agreement with less restrictive covenants.  The Company is close to breaking the net income covenant on the line-of-credit.  The Company will need to post a profit of $183,000 in the fourth quarter to remain in compliance with this covenant.  The availability of the line is based on the outstanding receivables of the Company; the amount available at February 27, 2005 was $2,806,000.  There were advances outstanding on the revolving line of credit of $2,190,000 and $1,965,000 at February 27, 2005 and May 30, 2004.  Also, the Company’s Korean subsidiary maintains an unsecured $3,370,000 credit facility agreement to cover bank overdrafts, short-term financing, and export financing at a rate of 6.11%.  Advances outstanding relating to the Korean facility were $2,769,000 and $2,685,000 at February 27, 2005 and May 30, 2004, respectively.

Long-term debt (in thousands) including current maturities contain the following:

	February 27,	May 30,
	2005	2004
8.05% term loan, due in monthly installments of $28,756, including interest to February 2015, collateralized by the Company’s headquarters building in Minneapolis	$2,352	$2,465
5.3% uncollateralized term loan, due in January 2006	290	290
Other	—	18
Total	$2,642	$2,773
Less current maturities	451	460
	$2,191	$2,313

AULT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER ENDED FEBRUARY 29, 2004

7. Stockholders’ Equity

		Nine Months Ended February 27, 2005
		($000)
Total Stockholders’ Equity – May 30, 2004		$12,530
Net Loss	$(767)
Net change in Foreign currency translation adjustment	126
Comprehensive Income (Loss)		(641)
Issuance of 48,875 shares of common stock in accordance with stock purchase plan		73
Preferred Stock Dividends Declared		(108)
Preferred Stock Dividends Paid with Common Stock		108

Total Stockholders’ Equity		$11,962

8. Net Loss Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.  The Redeemable Convertible Preferred Stock and stock options had no effect on diluted weighted average shares outstanding, as they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	February 27, 2005	February 29, 2004	February 27, 2005	February 29, 2004
Loss Applicable to Common Shareholders (in thousands)	$(458)	$(2,964)	$(875)	$(4,644)
Basic – Weighted Average Shares Outstanding	4,785,197	4,687,597	4,768,757	4,672,769
Diluted – Weighted Average Shares Outstanding	4,785,197	4,687,597	4,768,757	4,672,769
Basic Loss per Share	$(0.10)	$(0.63)	$(0.18)	$(0.99)
Diluted Loss per Share	$(0.10)	$(0.63)	$(0.18)	$(0.99)

9. Subsequent Events

On April 8, 2005, the Company has signed a definitive agreement to sell the Company’s headquarter building and land.  The agreement will be an all cash deal that is anticipated to close in the middle of May.  The Company expects to sell the building at approximately book value.  In addition, there is a mortgage on the building of approximately $2,352,000 that will be retired at closing.  The following are assets to be held and used.

	Asset	Accum.	Book
	Cost	Depreciation	Value
Building	3,297,973.93	568,906.51	2,729,067.42
Land	728,827.13	—	728,827.13
Personal Property	454,630.91	326,983.04	127,647.87

			3,585,542.42

10. Accounting Pronouncements

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

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities.  SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is likely that some portion or the entire deferred tax asset will not be realized.  Based upon prior taxable income and estimates of future taxable income, the Company has determined that it is likely that its net deferred tax asset will not be fully realized in the foreseeable future.  Thus a full valuation allowance has been established.  If actual taxable income varies from these estimates, the Company may be required to change the valuation allowance against the deferred tax assets resulting in a change in income tax expense (benefit), which will be recorded in the consolidated statement of operations.

MANAGEMENT PLANS

On April 8, 2005, the Company has signed a definitive agreement to sell the Company’s headquarter building and land.  The agreement will be an all cash deal that is anticipated to close in the middle of May.  The Company expects to sell the building at approximately book value.  In addition, there is a mortgage on the building of approximately $2,352,000 that will be retired at closing.

In July 2003, Ault announced the decision to consolidate manufacturing operations.  Ault was one of the last power supply companies to maintain manufacturing in the United States.  The decision to consolidate was driven by a goal to return to profitability as well as the desire to continue a high level of service to global OEM customers.  The Company will continue to move away from low margin markets and into high margin markets.  This may result in some of the current products being transferred to subcontractors, as the Company reviews the options relating to its subsidiaries.  The Company will continue to work on efficiency gains at the manufacturing sites.

Last fiscal year was spent on the execution of the consolidation plan.  The first phase of the consolidation went smoothly which included the closing of our US-based production in Minneapolis.  This phase was completed in February 2004.  The Company is benefiting in the following ways:

World Class Manufacturing – Ault Xianghe (China) is developing into a world-class facility.  China’s annual volume output has more than tripled due to the transition of many product families from North America over the past year and the transfer of the Power General internal power supplies resulting from the acquisition in fiscal 2003.  Ault has worked diligently to build a strong infrastructure by enhancing global IT capabilities for purchasing, design engineering and manufacturing.  Ault Xianghe has also achieved ISO certification and had several successful audit visits from top OEM (original equipment manufacturer) customers.

Reduced Lead Times – Ault customers across all segments of the electronics industry appear to have one common need --- orders with JIT (just-in-time) delivery dates.  This trend prompted the Company to look for ways in all product categories to reduce lead times on top-selling power supplies.  In October, the Company announced a five-week lead-time on its most popular standard products in the switch-mode power supply category.  Most competitors are still averaging 8 weeks.  The Company believes meeting customers’ needs for quick-turn orders will earn Ault more business from current accounts as well as providing a competitive edge in earning new business.

Improved Margins - Gross margin has increased several percent over the prior period.  Current year margin increased because of the cost reductions resulting from the transition of US manufacturing as well as increased sales volume from North America and Korea.

The Company has subcontract manufacturing arrangements with two business partners in Thailand and two in China. The Company does not have long-term commitments with its subcontractors and the subcontractors build product for the Company pursuant to individual purchase orders.  Either party may terminate the arrangements at any time.  The product that is manufactured by the subcontractors is not specific to that subcontractor.  The product could be produced by one of the other subcontractors or a company owned facility.  Currently the subcontractors account for less than 14% of the current year revenue.

Sales Review

Ault has traditionally been a major power supplier to the OEMs in the telecommunications market.  Although this market hit bottom in calendar 2002, it is now recovering with several niches performing well.  One of these niches is the Power over Ethernet market.  Dubbed PoE, Power over Ethernet is designed to supply power to any device on a local area network.

This technology has a broad range of applications including IP phones, security cameras, RFID tag readers, PDAs, access control systems and smart signs.

Ault has developed two single port, midspan power products to meet the needs of PoE users.  The Company has launched three major initiatives relating to PoE:  1) cost-reduce and re-design its midspan offering in anticipation of the continued growth of Power over Ethernet technology; 2) introduce an 8-port midspan hub for low volume access point installations or to expand existing Ethernet services cost-effectively; and 3) introduce a PoE solution for outdoor applications.

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

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stockholders of $4,952,667 in fiscal year 2004 and $7,692,073 in fiscal year 2003 and at May 30, 2004 had an accumulated deficit of $7,728,065.  The Company utilized $913,911 of cash for operating activities in fiscal year 2004.  In the first nine months of fiscal 2005, the Company has recorded a net loss applicable to common stockholders of $875,000.  The Company has provided $1,711,000 of cash from operating activities in the first nine months of fiscal year 2005.  Future operations will require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 6, 2006.  There was an outstanding balance on this line-of-credit at February 27, 2005 of $2,190,000.  Availability under the facility is based on the Company’s accounts receivables.  At February 27, 2005 the availability was $2,806,000 with an unused balance of $616,000.  The Company is close to breaking the net income covenant on the line-of-credit.  The Company will need to post a profit of $183,000 in the fourth quarter to remain in compliance with this covenant.  If the Company were unable to meet this profit then it would need to obtain a waiver or amendment from the lender on its credit facility on reasonable terms.  The credit facility could be accelerated and the entire balance could be due.    The default interest rate would rise to prime plus 5%.  If the balance were accelerated and the interest rate rose to the default rate, the Company would be required to secure an alternative credit facility or capital.  There can be no assurance that a replacement for the revolving credit facility could be obtained at all, or on terms favorable to the Company.  A failure to obtain a replacement facility would have a material adverse effect on the Company.

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

RESULTS OF OPERATIONS

Three Months Ended February 27, 2005

	Fiscal	Fiscal	Favorable / (Unfavorable)
($000)	2005	2004	Amount	Percent
Net Sales	$12,141	$10,730	$1,411	13%
Operating Loss	(162)	(2,803)	2,641	94%

Net sales were $12,141,000 for the third quarter of fiscal 2005 up 13% from $10,730,000 for the third quarter of fiscal 2004.  The increase is due to higher sales from the South Korean operation of $916,000.  The increase is mainly due to additional sales to one customer.  It is anticipated that the sales will continue to increase to this customer through the middle of calendar 2005.  Also, sales have increased in the China market by $269,000.  This increase is from the Company’s strategy to target data communications customers in China.  At this time, the sales are to a limited number of customers, so there is a high risk of variability from quarter to quarter.  The Company is attempting to reduce that risk by increasing the customer base in China, but may not be able to avoid the variability in the sales from China in the next several quarters.  Sales to North America and Europe increased by $226,000.  This increase is due to normal variations in the order and shipment cycle of our customers.  The Company is expecting sales to remain relatively constant to North America and Europe through the end of fiscal 2005.

Gross margin for the third quarter of fiscal 2005 was 27.2 percent as a percent of sales, compared with 21.4 percent for the same period last year.  The Company expects current year margin to be 28.5%.  This quarter’s margin was reduced by 0.9% due to the strengthening South Korean Won against the United States Dollar.  It is expected to continue to decrease margins by 0.5% for coming quarters with the possibility of additional decreases if the Won continues to strengthen against the Dollar.  Also this quarter the inventory reserve was increased which decreased expected margins by 0.2%.  This increase was due to an increase in material that was determined to be obsolete.  It is possible that an additional amount will need to be recorded in the fourth quarter as the annual review is performed on the inventory.  This possible increase is due to the breadth of our product line and the ordering cycle of our customers.  The margins were also down 0.2% from expected, due to normal variations in volume and mix.  These differences will continue in the future.  Last year margins were affected by an inventory writedown of $545,000 from the closing of the Minneapolis manufacturing.  This decreased margins by 5.1%.  Also last year the total savings from the manufacturing move were not totally in place. Inventory was still being bought through the US as the local Chinese sources were identified.  The sourcing was completed by the middle of the fourth quarter of fiscal 2004.

Operating expenses decreased in the third quarter of fiscal 2005 to $3,460,000 from $5,095,000 in the third quarter of fiscal 2004.  The decrease in expenses in the third quarter of fiscal 2005 consists of the following: Closing the Minneapolis manufacturing facility in fiscal 2004 decreased costs by $1,743,000 relating to asset impairment, and the reduction of material and professional services for engineering necessary during the closing of Minneapolis decreased costs by $102,000.  The fiscal 2005 closing of the European sales office decreased costs by $20,000.  These cost reductions were offset by increased spending in the third quarter of fiscal 2005 of $40,000 for a sales meeting, $30,000 bank fees for the waiver in December on the credit agreement, $58,000 severance accrual for employees laid off during the quarter, and $115,000 for consulting services relating to compliance of Sarbanes-Oxley.

Nonoperating expense is $257,000 for the third quarter of fiscal 2005 compared to $125,000 for the same period in fiscal 2004.  Other expense is $85,000 for the third quarter of fiscal 2005 compared to other income of $43,000 for the same period in fiscal 2004.  Both amounts are primarily related to the currency exchange rate loss or gain in Korea.  The Company is anticipating a continuation of smaller exchange losses as the Won continues to strengthen against the Dollar.  The Company incurred interest expenses of $172,000 in the third quarter of fiscal 2005 and $168,000 in the same period of fiscal 2004, paid on bank credit facilities and long-term borrowings.

Nine Months Ended February 27, 2005

	Fiscal	Fiscal	Favorable / (Unfavorable)
($000)	2005	2004	Amount	Percent
Net Sales	$36,327	$32,680	$3,647	11%
Operating Loss	(193)	(4,098)	3,905	95%

Net sales were $36,327,000 for the first nine months of fiscal 2005 up 11% from $32,680,000 for the first nine months of fiscal 2004.  The increase is due to higher sales from the South Korean operation of $2,059,000.  The increase is mainly due to additional sales to one customer.  It is anticipated that the sales will continue to increase to this customer through the middle of calendar 2005.  Also sales have increased in the China market by $77,000.  This increase is from the Company’s strategy to target data communications customers in China.  At this time the sales are to a limited number of customers, so there is a high risk of variability from quarter to quarter.  The Company is attempting to reduce that risk by increasing the customer base in China, but may not be able to avoid the variability in the sales from China in the next several quarters.  Sales to North America and Europe increased by $1,510,000.  This increase is due to a large amount of late orders that were produced and shipped in the first quarter of fiscal 2005.  The Company is expecting sales to remain relatively constant to North America and Europe through the end of fiscal 2005.

Gross margin for the first nine months of fiscal 2005 was 27.1 percent as a percent of sales, compared with 23.4 percent for the same period last year.  The Company expects current year margin to be 28.5%.  This year’s margin was reduced by 0.3% due to the strengthening South Korean Won against the United States

Dollar.  It is expected to continue to decrease margins by 0.5% for coming quarters with the possibility of additional decreases if the Won continues to strengthen against the Dollar.  Also the inventory reserve was increased during this year that decreased expected margins by 0.7%.  This increase was due to an increase in material that was determined to be obsolete.  It is possible that an additional amount will need to be recorded in the fourth quarter as the annual review is performed on the inventory.  This possible increase is due to the breadth of our product line and the ordering cycle of our customers.  During the second quarter of fiscal 2005 there was a high number of rework orders that caused margins to decrease by 0.2%.  The unusual rework was completed in the second quarter but should additional quality issues arise, it could have an adverse effect on future margins.  The margins were also down 0.2% from expected, due to normal variations in volume and mix.  These differences will continue in the future.  Last year margins were affected by an inventory writedown of $545,000 from the closing of the Minneapolis manufacturing.  This decreased margins by 1.7%.  The close down of Minneapolis manufacturing happened at the end of the second quarter in fiscal year 2004.  The total additional cost from the manufacturing process was $636,000 that decreased margins last year by 1.9%.  Also last year the total savings from the manufacturing move were not totally in place. Inventory was still being bought through the US as the local Chinese sources were identified.  The sourcing was completed by the middle of the fourth quarter of fiscal 2004.

Operating expenses decreased in the first nine months of fiscal 2005 to $10,023,000 from $11,737,000 in the first nine months of fiscal 2004.  The decrease in expenses in fiscal 2005 consists of the following: Closing the Minneapolis manufacturing facility in fiscal 2004 decreased costs consisting of: $1,743,000 for asset impairment, 301,000 for severance payments, $20,000 for freight, and the reduction of material and professional services for engineering of $102,000.  The fiscal 2005 closing of the European sales office decreased costs by $20,000.  These cost reductions were offset by increased spending in fiscal 2005 of $40,000 for a sales meeting, $30,000 bank fees for the waiver in December on the credit agreement, $58,000 severance accrual for employees laid off during the third quarter, $135,000 for consulting services relating to compliance of Sarbanes-Oxley, $45,000 for additional sales people in China, $58,000 for additional travel in the US and Europe, $40,000 for additional freight expense paid by Ault on late orders, and $75,000 for additional bad debt expense.  The company expects the operating expenses to remain constant for the upcoming quarter.

Order Backlog: The Company’s order backlog at February 27, 2005 totaled $10,283,000 compared to $10,027,000 at May 30, 2004.  The order backlog represents sales for approximately eleven weeks.

Non-Operating Income and Expenses: Nonoperating expense is $563,000 for the first nine months of fiscal 2005 compared to $438,000 for the same period in fiscal 2004.  Other expense is $109,000 for the first nine months of fiscal 2005 compared to other income of $28,000 for the same period in fiscal 2004.  Both amounts are primarily related to the currency exchange rate loss or gain in Korea.  The Company is anticipating a continuation of smaller exchange losses as the Won continues to strengthen against the Dollar.  The Company incurred interest expenses of $454,000 in the first nine months of fiscal 2005 and $466,000 in the same period of fiscal 2004, paid on bank credit facilities and long-term borrowings.

Income Tax: The Company had a pre-tax loss of $756,000 for the nine-month period in fiscal 2005 on which it accrued $11,000 consolidated income tax expense relating to amounts due for state and foreign taxes.  For the nine-month period in fiscal 2004 the Company had a pre-tax loss of $4,536,000 on which no income tax benefit was accrued.  The effective tax rate is 1% for the first three quarters of 2005, and 0% for the same period in fiscal 2004.  In the first three quarters of fiscal 2005 and 2004 the Company did not take a benefit from the losses generated.  A full valuation allowance against deferred tax assets has been recorded because it is likely the Company will be unable to use such losses in the foreseeable future.

Net Loss: The Company reported a basic and diluted per share loss of $0.18 for the first nine months of fiscal 2005, based on 4,769,000 outstanding weighted average shares, compared to basic and diluted per share loss of $0.99 for the same period of fiscal 2004, based on 4,673,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company’s liquidity and financial position on February 27, 2005, and on May 30, 2004:

	February 27,	May 30,
	2005	2004
	($000)	($000)
Working capital	$6,171	$6,270
Cash and cash equivalents	2,484	1,058
Unutilized bank credit facilities	5,661	5,720

Current Working Capital Position

As of February 27, 2005, the Company had current assets of $21,213,000 and current liabilities of $15,042,000, which amounted to working capital of $6,171,000 and a current ratio of 1.4.  This represents a decrease of $99,000 from its working capital as of May 30, 2004.  The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.  The Company has not committed any funds to capital expenditures as of February 27, 2005.

Cash and Investments: As of February 27, 2005, the Company had cash totaling $2,484,000, compared to $1,058,000 as of May 30, 2004.  This increase in cash was principally due to the need for additional cash at each of the operating facilities funded by an increase in borrowing offset by accelerated receivable collections.  As of February 27, 2005, the Company has $1,529,000 of cash in banks outside the United States.

Credit Facilities: The Company has an asset-based credit facility of $7 million, secured by all company assets through December 6, 2006. There were advances outstanding on the revolving line of credit of $2,190,000 at February 27, 2005.  The financing agreement contains financial covenants, which require the Company; to maintain a minimum capital base, minimum earnings before taxes, impose certain limitations on additional capital expenditures, minimum availability on the credit line, maximum amount of current year exit costs, salary limitations and limitations on the payment of dividends. At the end of fiscal 2004, the Company’s net worth and income before taxes did not meet the minimum of the credit agreement.  The Company received a waiver and amendment for this covenant.  At the end of November 2004, the Company’s income before taxes did not meet the minimum of the credit agreement.  In January 2005, the Company received a waiver and amendment for this covenant.  At February 27, 2005, the Company is close to breaking the net income covenant on the line-of-credit.  The Company will need to post a profit of $183,000 in the fourth quarter to remain in compliance with this covenant.  If the Company were unable to meet this profit then it would need to obtain a waiver or amendment from the lender on its credit facility on reasonable terms.  The credit facility could be accelerated and the entire balance of $2,190,000 could be due.  The default interest rate would rise to prime plus 5%.  If the balance were accelerated and the interest rate rose to the default rate, the Company would be required to secure an alternative credit facility or capital.  There can be no assurance that a replacement for the revolving credit facility could be obtained at all, or on terms favorable to the Company.  A failure to obtain a replacement facility would have a material adverse effect on the Company.

The South Korean credit facility is approximately $3,370,000 of which borrowings at February 27, 2005 totaled $2,769,000.

CASH FLOWS FOR FISCAL 2005

Operations:  Operations provided $1,711,000 of cash during the first nine months of fiscal 2005 due principally to higher collections and a slow down of accounts payable.  The accounts receivable increased cash by $1,313,000 from May 30, 2004.  The Company is expecting to see an increase in accounts receivables during the fourth quarter of 2005.  This is expected due to the timing of the sales and the forecast of expected payments.  The other cause for providing cash during the first nine months of fiscal 2005 is the slow down of payments to the vendors.  This has provided an additional $735,000.  This amount is expected to decrease in the coming months as it is becoming more difficult to extend payment terms in our supplier base.

Investing Activities: Investing activities used net cash of $365,000 relating to the purchase of tooling in the Asian facilities.

Financing Activities: Financing activities used net cash of $20,000, comprised of  $131,000 payment on debt, $39,000 of additional borrowing on the Company’s domestic line-of-credit, and $72,000 of proceeds from the issuance of common stock for the stock purchase plan.

Summary:  Based on available funds, current plans and business conditions management believes that the Company’s available cash, amounts available on its line-of-credit agreement, and amounts generated from operations, will be sufficient to meet the Company’s cash requirements for the next 12 months and the foreseeable future.  Supporting this belief are several assumptions including that there will be no material adverse developments in the business or the general market.  There can be, however, no assurances regarding these assumptions.  If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

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

Information about Revenue by Geography

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

	Nine Months Ended
	February 27, 2005	February 29, 2004
	($000)	($000)

US	$21,109	$18,344
Korea	8,940	6,881
China	2,909	2,819
UK	1,332	2,993
Canada	738	730
Other Foreign	1,299	913
Total	$36,327	$32,680

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligation to pay for trade receivable invoices.

Impact of Foreign Operations and Currency Changes:

The Company will experience normal valuation changes as the Korean and Chinese currency fluctuates.  The effect of translating the Korean and Chinese financial statements resulted in a net asset increase of $126,000 for the nine months ended February 27, 2005.  The Company recorded $109,000 of exchange losses in the same period.  Both of these amounts are due primarily to the change of the Korean Won to the US Dollar.  The Company anticipates that it will continue to have exchange gains or losses in the future.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences foreign currency gains and losses, which are reflected in the financial statements, due to the strengthening and weakening of the U.S. dollar against currencies of the Company’s foreign subsidiaries. The Company recorded $109,000 of exchange losses in the first nine months of fiscal 2005 and a net asset increase of $126,000.  Both of these amounts are due primarily to the change of the Korean Won to the US Dollar.  The Company anticipates that it will continue to have exchange gains or losses in the future.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Subject to the matters discussed below, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

In a cost-cutting effort in the third quarter of fiscal 2004, the Company closed down a manufacturing facility in Minneapolis and terminated a third party warehouse facility in Ireland.  As part of the shutdown of the manufacturing facility in December 2004, certain personnel were terminated prior to the disposition of inventory at the location.  The Company’s haste in cost elimination resulted in having insufficient staffing to control the disposition of the inventory.  This was found to be a weakness of $25,569 in the counting of inventory that was discovered during the course of the audit by the Company’s external auditors.  This should have been recorded in the third quarter.

In addition to the manufacturing shut-down, the Company also closed a third party warehouse facility to cut costs in January 2004.  This too resulted in terminations of personnel whose responsibilities included monitoring third party warehousing of customer stock inventory.  Approximately $57,581 of inventory was not adequately tracked.  This error was also discovered in the course of the audit, and should have been recorded in the third quarter.  Taken together the manufacturing and third party warehouse control deficiencies resulted in an adjustment of $83,150 which should have been recorded in the third quarter.  This $83,581 adjustment was extrapolated over the Company’s entire inventory which resulted in a total adjustment of $279,987.  The Company believes that this adjustment is not material.

In connection with its audit of the Company’s consolidated financial statements for the year ended May 30, 2004, Grant Thornton LLP (“Grant Thornton”), the Company’s independent registered accounting firm, advised the Company’s audit committee and management that the adjustments described with respect to inventory constituted a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants.  In response to the observations made by Grant Thornton, the Company will implement certain enhancements to its internal controls and procedures that the Company believes will address the matters raised by Grant Thornton.

Specifically, if the Company determines to enter into any future third party warehouse agreement, the Company will make sure that it has devoted adequate resources to for necessary preventative and detective controls.  The third party warehouse will have a weekly reconciliation between the inventory in the warehouse and the Company’s inventory system.  The head of sales and the head of finance will review this reconciliation.  On a quarterly basis, the Company will physically count the inventory.

Similarly, before the Company closes another manufacturing location, the Company will make sure there is adequate resources in place for necessary preventive and detective controls.  If the Company closes a manufacturing location, it will have the resources necessary to maintain a cycle count system until the disposition of the inventory is complete.  Also there will be a physical count of the inventory before the end of each quarter until the disposition of the inventory is complete.

PART II

ITEM 1	LEGAL PROCEEDINGS:

Not Applicable

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4	Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5	OTHER INFORMATION

Not Applicable

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:
10.1 Third amendment to the credit agreement
31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on form 8-K
A. Form 8-K filed January 5, 2005 announcing the second quarter fiscal 2005 financial results.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED

(REGISTRANT)

DATED:	April 14, 2005	/ s /Frederick M. Green
Frederick M. Green, President
Chief Executive Officer and
Chairman

DATED:	April 14, 2005	/ s /Donald L. Henry
Donald L. Henry
Chief Financial Officer