Form 10-K/A
period 2004-05-30
AULT INC
filed 2005-10-07
CIK 723639

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED MAY 30, 2004

Commission File Number 0-12611

AULT INCORPORATED

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0842932
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

On September 6, 2005, there were outstanding 4,861,192 shares of the Registrant’s common stock.

The Form 10-K/A consists of 76 pages.  The Exhibit Index is located on page 55.

Documents Incorporated by Reference:  Portions of the definitive Proxy Statement to be delivered to shareholders for the Annual Meeting of Shareholders held September 28, 2004 were incorporated by reference into Part III.

AULT INCORPORATED

FORM 10-K/A

FOR THE FISCAL YEAR ENDED MAY 30, 2004

Restatement

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended May 30, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on August 25, 2004, (“Original Filing”) reflects a restatement of the consolidated financial statements of Ault Incorporated (the “Company”) for the year ended May 30, 2004, as discussed in Note 1 to the consolidated financial statements.  The determination to restate these financial statements and other financial information was made as a result of management’s identification, in connection with the preparation of the Company’s financial statements for the year ended May 29, 2005, of accounting errors at the Company’s China subsidiary related to inventory build-up and relief, and inadequate reconciliation of intercompany accounts.  The adjustments totaled $592,979 and increased the Company’s net loss applicable to common shareholders to ($5,545,646) from ($4,952,667) as originally reported.  Further information on the restatement adjustments can be found on Note 1 to the accompanying consolidated financial statements.

This Form 10-K/A amends and restates Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing.  In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain an updated consent of the Company’s independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley act of 2002.

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

(1)                Products

Ault’s product line includes internal AC/DC and DC/DC switching power supplies, DC/DC converters, DC mobile adapters and four major categories of external power conversion products:  switching power supplies, linear power supplies, transformers and battery chargers.  The Company’s broad range of power conversion products --- ranging from 1 watt to more than 1 kilowatt --- are capable of providing power at most output levels that OEMs require.  The Company’s design and application engineers work closely with customers to ensure that these products are customized to meet each OEM customer’s unique power conversion needs.

The following table summarizes the proportion of sales of each of the Company’s five major product categories for its last three fiscal years ended May 30, 2004:

Sale of Products by Category

as a Percentage of Total Sales

	Years Ended
Product Type	May 30, 2004	June 1, 2003	June 2, 2002

Switching Power Supplies	59%	54%	48%
Linear Power Supplies	25	30	32
Transformers	5	6	11
Battery Chargers	7	7	9
DC/DC Converters	4	3
Total	100%	100%	100%

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

•                        Internal and External Switching Power Supplies.  The Company believes the market for switching power supplies in the 1-500 watt range is generally the fastest growing segment of the overall power supply industry.  For internals, switching power supplies are efficient and easily modified to meet an OEM’s specific footprint and power requirements.  In externals, switching power supplies use switching transistors to convert power from AC to DC and are more energy efficient, smaller and lighter in weight than linear units with comparable power outputs.  The applications in which these internal and external products are currently used include telecommunications (wireless, wire line, cellular), data communications (networking, broadband modem, Power over Ethernet, routers, hubs, switches), computer and related peripherals, medical equipment, microprocessor controlled systems, printing and scanning equipment, security systems, automatic teller terminals, test equipment, multiplexers, digital cameras and point of sale equipment.

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

•                  High-Efficiency and High-Density DC/DC Converters.  The addition of DC/DC converters to the Company’s product offering was in response to customer requests for “on-the-board” power solutions and Ault’s strategy to fulfill the “total solution” approach as a preferred supplier to valued OEM customers.  In fiscal 2003, as part of the Power General product offering, Ault acquired a line of DC/DC converters and seasoned engineers who have developed new, innovative high-density quarter-brick and eighth-brick designs.  These products provide Ault with a wide range of converter options to meet the needs of OEMs using distributed power architecture in their next generation and new electronic product designs.  In fiscal 2002, Ault signed a private label agreement with a third party manufacturer for distribution of high-efficiency DC/DC converters.  The terms of this agreement are subject to an annual review by each party.

•                  Mobile Products.  In late 2002, the Company expanded its product offering to include a line of mobile products for powering laptop computers in a broad range of field and service applications.  The product focus is on mobile adapters in a single and dual output with a primary sales focus on laptop OEMs and value-added resellers (VARs).  The Company anticipates nearly 65% of the market to be field and service applications in the business travel, insurance, trucking and delivery industries.  The remainder of the applications is in emergency fire, police and medical services (20%); military and government (10%); and a small percentage in miscellaneous uses (5%).  The product family, known as Transport, was introduced in fiscal 2003.  The TR75 (75watts) is a single output mobile adapter that has generated approximately $300,000 in revenue.  The next models in the product family are the TR100 (up to 100 watts) and the TR120 (up to 120 watts) in a same footprint as the TR75.  These products will power the next generation of laptop computers that require 90, 100 or 120 watts.

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

(13)          Executive Officers of the Registrant

Certain information with respect to the executive officers of the Company is set forth:

Name	Age	Position	Officer Since

Frederick M. Green	61	President and Chief Executive Officer and Director	1980
Donald L. Henry	48	Vice President, Treasurer, Chief Financial Officer and Secretary	1999
Xiaodong Wang	46	Vice President – Asia Pacific (Previously 2 years with XD Company as CEO and President and 7 years with Simplot Company most recently: General Manager of China Operations, International Project Manager)	2000
Gregory L. Harris	51	Vice President – Business Development	1988

(14)          Risk Factors

The following risk factors are relevant to an understanding of the Company’s business:

•                  The Company has experienced material weaknesses in its internal controls.  The Company has recently experienced material weaknesses in its internal controls related to its Ault China subsidiaries, and related to its warehouse arrangements with third parties.  These weaknesses in controls resulted in certain adjustments to the

Company’s financial statements.  The Company has undertaken a remediation program to address these weaknesses, but there can be no assurance that the Company may not suffer additional material weaknesses and adjustments or restatements to its financial statements.

•                  The electronic equipment market is characterized by rapidly changing technology and shorter product life cycles.  The Company’s future success will continue to depend upon its ability to enhance its current products and to develop new products that keep pace with technological developments and respond to changes in customer requirements.  Any failure by the Company to respond adequately to technological changes and customer requirements or any significant delay in new product introductions could have a material adverse effect on the Company’s business and results of operations.  In addition, there can be no assurance that new products to be developed by the Company will achieve market acceptance.  See “Business-Design Engineering and Product Development.”

•                  The Company’s financial results are influenced by a number of factors.  The Company’s financial results are subject to fluctuation due to various factors, including general business cycles in the Company’s markets, the mix of products sold, the stage of each product in its life cycle and the rate and cost of development of new products.  In addition, component and material costs, the timing of orders from and shipments of products to customers and deferral or cancellation of orders from major customers could adversely affect financial results.

•                  The Company’s reliance on outside contractors reduces its control over quality and delivery schedules.    The Company currently depends on third parties located in foreign countries for a significant portion of the manufacture and assembly of certain of its products. While the Company takes an active role in overseeing quality control with its third-party manufacturers, the failure by one or more of these subcontractors to deliver quality products or to deliver products in a timely manner could have a material adverse effect on the Company’s operations.  In addition, the Company’s third-party manufacturing arrangements are short term in nature and could be terminated with little or no notice.  If this happened, the Company would be compelled to seek alternative sources to manufacture certain of its products.  There can be no assurance that any such attempts by the Company would result in suitable arrangements with new third-party manufacturers.  See “Manufacturing and Sources of Supply.”

•                  The Company’s success depends in part upon the continued services of many of its highly skilled personnel involved in management, engineering and sales, and upon its ability to attract and retain additional highly qualified employees. The loss of service of any of these key personnel could have a material adverse effect on the Company.  The Company does not have key-person life insurance on any of its employees.  In addition, the Company’s future success will depend on the ability of its officers and key employees to successfully manage the Company for growth and profitability and to attract, retain, motivate and effectively utilize the team approach to manage its employees.

•                  While the Company actively trains and technically assists the individual sales representatives representing its products, a reduction in the sales efforts by the current manufacturer representatives and distributors or termination of their relationships with Ault could adversely affect the sales and operations.  The Company markets and sells products primarily through independent manufacturer representatives and distributors that are not under its direct control.  The Company employs a limited number of internal sales personnel.

•                  To satisfy customer demand and to obtain greater purchasing discounts, the Company carries increased inventory levels of certain items.  The Company’s financial results may be adversely affected when inventory exceeds anticipated demand.  Gross margin can be adversely affected by increases in costs of raw materials.  There can be no assurance that raw material cost increases or the cost of carrying increased finished goods inventory will not have a material adverse effect on the financial results.

•                  A prolonged reduction in demand for the Company’s products will continue to impact the financial success.  In fiscal year 2002, sales declined in large part due to a substantial downturn in sales to the telecommunications and data communications markets.  Sales to these markets stabilized in fiscal 2003 and fiscal 2004.  A decline of the telecommunications and data communications markets would adversely affect the Company’s results.

•                  The financing agreements contain covenants with which the Company may not be able to comply.  The Company has entered into a financing agreement that contains financial covenants. These covenants require, that the Company, among other things, maintain a minimum working capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. The Company believes the covenants are achievable based on the expected operating results.  Its ability to comply with financial covenants depends upon future operating performance. And, future operating performance depends, in part, on general industry conditions and other factors beyond the Company’s control.

•                  Civil unrest, labor disruptions, or acts of aggression could impede the Company’s ability to operate in foreign locations and would have a material adverse effect on future business and consequently, the operating results.  Manufacturing is conducted at the Company’s facilities in South Korea and China and through manufacturing relationships in the People’s Republic of China (China) and Thailand.  While this Pacific Rim manufacturing strategy enables the Company to compete worldwide against other suppliers of external power conversion products, it also involves risks.  While, its manufacturing operations in South Korea, China and Thailand have not been affected by labor disruptions, civil unrest or political instability, the risk of civil unrest and political instability is present in each of these countries.

(d)               Financial Information About Foreign and Domestic Operations and Export Sales

Export sales in fiscal year 2004 represented 12.6% of the Company’s gross sales, most of which were to OEMs in Europe and Canada.  For other financial information about foreign and domestic operations and export sales including the amount of export sales for the last 3 years, refer to “Note 13 - Segment Information and Foreign Operations” under notes to consolidated financial statements.

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

	Fiscal 2004		Fiscal 2003
	$	$	$	$
Quarter	High	Low	High	Low

1st	2.310	1.860	4.840	3.000
2nd	2.990	2.000	3.010	1.610
3rd	3.760	2.300	2.550	1.700
4th	3.770	2.800	2.080	1.660

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

(d)               Other Information Regarding Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1986 Stock Plan	146,500	$4.922	—
1996 Stock Plan	1,041,326	5.220	5,575
Employee Stock Purchase Plan	25,875	1.700	74,196

Equity compensation plans not approved by security holders:

None

(1) The Company does not have individual compensation arrangements involving the granting of options warrants and rights.

(e)                During the past three fiscal years, the Company has not sold its securities except pursuant to registration statements under the Securities Act of 1933.

ITEM 6.                                                     SELECTED FINANCIAL SUMMARY

(Amounts in Thousands, Except Per Share Data)

	YEARS ENDED
	May 30, 2004	June 1, 2003	June 2, 2002	June 3, 2001	May 28, 2000
	Restated	(2)		(3)	(4)
	(1)
Net sales	$45,109	$41,479	$41,032	$85,692	$67,913
Gross profit	10,353	8,419	7,944	18,657	16,236
Operating expenses	15,116	15,930	11,968	15,228	13,001

Operating income (loss)	(4,763)	(7,511)	(4,024)	3,429	3,235

Nonoperating income (expense)	(591)	(393)	(234)	172	(311)

Income (loss) before income taxes	(5,354)	(7,904)	(4,258)	3,601	2,924

Income tax expense (benefit)	47	(340)	(694)	1,355	1,061
Cumulative effect of accounting change, net of tax				(50)
Redeemable convertible preferred stock dividends	(145)	(128)
Net income (loss) applicable to common stockholders	$(5,546)	$(7,692)	$(3,564)	$2,196	$1,863
Net income (loss) per share:
Basic	$(1.19)	$(1.67)	$(0.78)	$0.49	$0.42
Diluted	(1.19)	(1.67)	(0.78)	0.47	0.40

Total assets	$29,835	$33,065	$36,697	$43,457	$46,256
Property, plant and equipment, net	10,673	13,283	12,442	12,576	10,537
Working capital	5,677	8,431	14,084	17,840	17,708
Long-term debt, less current maturities	2,313	2,483	2,754	3,035	3,657
Stockholders’ equity	11,937	17,319	24,753	28,129	25,805

(1)          The 2004 results include exit costs of $2,064; See Note 1 to financial statements for restatement information.

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

(4)          The 2000 results include a gain on the disposition of the Korean facility of $1,525

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This amended Annual Report on Form 10-K/A for the fiscal year ended May 30, 2004, amends and restates financial statements and related financial information for the fiscal year ended May 30, 2004.  The determination to restate these financial statements and other financial information was made as a result of the Company’s identification, in connection with the preparation of the Company’s financial statements for the fiscal year ended May 29, 2005, of accounting errors at the Company’s China subsidiary related to inventory build-up and relief and inadequate reconciliation of intercompany accounts.  Further information on the restatement can be found in Note 1 to the accompanying consolidated financial statements.

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

Critical accounting policies are defined as those that involve significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions.  Application of these policies is particularly important to the portrayal of our financial condition and results of operations.  We believe the accounting policies described below meet these characteristics.  Our significant accounting policies are more fully described in the notes to the consolidated financial statements included in this annual report on Form 10-K/A.

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

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stockholders of $5,545,646 (restated) in 2004 and $7,692,073 in 2003 and at May 30, 2004 had an accumulated deficit of $8,321,044 (restated).  The Company utilized $913,911 of cash for operating activities in 2004.  Future operations require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 4, 2006.  The Company took steps to reduce expenses, improve cash flow and return to profitability, including the consolidation of its manufacturing operations.  This consolidation included the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault’s other manufacturing plants.  Ault’s engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility.

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

The following table summarizes the Company’s working capital position at May 30, 2004 and at June 1, 2003:

	May 30, 2004	June 1, 2003
	Restated	($000)
	($000)
Working capital	5,677	8,431
Cash and cash equivalents	1,058	1,100
Unutilized bank credit facilities	5,720	2,297
Cash used in operations	(914)	(3,179)

Current Working Capital Position

At May 30, 2004, the Company had current assets of $18,985,000 and current liabilities of $13,308,000 representing working capital of $5,677,000 and a current ratio of 1.4.  This represents a decrease in working capital from $8,431,000 at June 1, 2003.  The Company relies on its credit facilities as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.  The Company has not committed to any material capital expenditures as of May 30, 2004.

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

(c)          Decreases in inventories net of non-cash obsolescence write-downs provided $1,824,000. The decreases are due in part to the consolidation of the manufacturing facilities.

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

RESULTS OF OPERATIONS

Fiscal Year Ended May 30, 2004

	Fiscal	Fiscal	Increase / (Decrease)
($000)	2004	2003	Amount	Percent
	Restated
Net Sales	$45,109	$41,479	$3,630	9%
Operating Loss	(4,763)	(7,511)	2,748	37%

Net sales were $45,109,000 for fiscal 2004, up 9% from $41,479,000 for fiscal 2003.  The increase is due to an increase in sales into the Asia Pacific area of $2,255,000, and an increase in sales to North America and Europe of $1,375,000.  Both are a result of the continued economic expansion, with an increase in sales to existing customers and new customers.

The gross margin for fiscal 2004 was 23.0%, compared to 20.3% for fiscal 2003. Current year margin increased $797,000 from cost reductions related to the exiting of manufacturing in Minneapolis, $311,000 from increased volume in North America, and $292,000 from an increase in sales in Korea, offset by $545,000 for inventory write-down due to the exiting of manufacturing in Minneapolis and $487,000 inventory write-down for China operations, and prior year margin was adversely affected by $740,000 from the acquisition of Power General.

Operating expenses decreased to $15,116,000 (restated) for fiscal 2004 compared to $15,930,000 in fiscal 2003 primarily due to the following factors:  First, expenses of $1,626,000 resulting from the April 2003 layoff did not repeat in 2004.  Second, impairment of $1,153,000 in goodwill related to the LZR acquisition did not repeat in fiscal year 2004.  Finally these non-recurring costs were offset by the closing of the Minneapolis manufacturing plant in 2004 resulted in increased costs of $2,064,000, related to severance for the employees and an asset impairment charge.

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

Fiscal Year Ended June 1, 2003

	Fiscal	Fiscal	Increase / (Decrease)
($000)	2003	2002	Amount	Percent
Net Sales	$41,479	$41,032	$447	1%
Operating Income (Loss)	(7,511)	(4,024)	(3,487)	(87)

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

Information About Revenue by Geography

Revenue from the U.S., from each foreign country that is the source of significant revenue, and from all other foreign countries as a group are as follows:

Fiscal Year Ended

	May 30, 2004	June 1, 2003
	($000)	($000)

U.S.	$26,702	$26,352
Korea	9,748	5,483
China	3,567	5,302
Canada	1,182	819
Ireland	983	89
Belgium	22	5
Other Foreign	2,905	3,429
Total	$45,109	$41,479

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(a) Financial Statements

Index to Consolidated Financial Statements

*	Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

*	Report of Independent Registered Public Accounting Firm – Deloitte Anjin LLC

*	Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

*	Consolidated Balance Sheets, May 30, 2004 (restated) and June 1, 2003

*	Consolidated Statements of Operations, Years Ended May 30, 2004 (restated), June 1, 2003, and June 2, 2002

*	Consolidated Statements of Stockholders’ Equity, Years Ended May 30, 2004 (restated), June 1, 2003, and June 2, 2002

*	Consolidated Statements of Cash Flows, Years Ended May 30, 2004 (restated), June 1, 2003, and June 2, 2002

*	Notes to Consolidated Financial Statements

(b) Supplemental Financial Information

*	Quarterly Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Ault Incorporated and Subsidiaries

We have audited the consolidated balance sheet of Ault Incorporated and subsidiaries (a Minnesota corporation) as of May 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (as restated, see Note 1).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of the Ault Korea Corporation, a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 37 percent and 22 percent, respectively, of the related consolidated totals as of and for the year ended May 30, 2004.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Ault Korea Corporation is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe our audit and the report of other auditors provide a reasonable basis for our opinion.

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

Grant Thornton LLP

Minneapolis, Minnesota

July 16, 2004 (except for Note 4, as to which the
date is July 21, 2004, and Note 1, as to which the date is August 8, 2005)

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

As described in Note 6 to the financial statements, the Company sells a substantial portion of its finished goods to and purchases raw materials from related parties.  For the year ended April 30, 2004, sales to related parties totaled W7,438 million and purchases from related parties totaled W993 million.  As of April 30 2004, the related accounts receivable were W2,398 million and the related accounts payable, including long-term accounts payable, were W5,215 million.  In addition, as of April 30, 2004, loans provided to related parties were W163 million.

Deloitte Anjin LLC

Seoul, Republic of Korea

June 1, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

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

Deloitte & Touche LLP

Minneapolis, Minnesota

August 18, 2003 (August 29, 2003 as to Note 4)

AULT INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MAY 30, 2004 AND JUNE 1, 2003

	May 30,	June 1,
	2004	2003
	Restated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,058,166	$1,099,602
Trade receivables, less allowance for doubtful accounts of $476,000 in 2004; $500,000 in 2003	8,399,375	7,417,098
Inventories	8,143,628	9,867,943
Prepaid and other expenses	1,383,815	1,064,065
Total current assets	18,984,984	19,448,708

OTHER ASSETS:	177,765	332,902

PROPERTY, PLANT AND EQUIPMENT:
Land	1,734,674	1,734,674
Building and leasehold improvements	6,710,619	7,845,238
Machinery and equipment	7,050,101	8,961,099
Office furniture and equipment	1,911,192	1,887,099
Data processing equipment	2,009,213	2,226,545
	19,415,799	22,654,655

Less accumulated depreciation	8,743,257	9,371,348

	10,672,542	13,283,307
	$29,835,291	$33,064,917

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

	May 30,	June 1,
	2004	2003
	Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to bank	$4,650,467	$3,103,594
Current maturities of long-term debt	459,969	560,110
Accounts payable	6,265,042	5,695,507
Accrued compensation	1,164,745	1,162,348
Accrued commissions	280,794	300,203
Other	486,981	195,537
Total current liabilities	13,307,998	11,017,299

LONG-TERM DEBT, less current maturities	2,312,892	2,483,254
DEFERRED TAX LIABILITY	—	23,242
RETIREMENT AND SEVERANCE BENEFITS	203,465	147,808

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CONVERTIBLE PREFERRED STOCK
No par value, 2,074 shares issued and outstanding	2,074,000	2,074,000

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,705,083 shares in 2004; 4,648,499 shares in 2003	21,172,717	21,026,162
Notes receivable arising from the sale of common stock	(45,000)	(45,000)
Accumulated other comprehensive loss	(869,737)	(886,450)
Accumulated deficit	(8,321,044)	(2,775,398)
Total stockholders’ equity	11,936,936	17,319,314
	$29,835,291	$33,064,917

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

	May 30, 2004	June 1, 2003	June 2, 2002
	Restated

NET SALES	$45,109,077	$41,479,010	$41,031,854

COST OF GOODS SOLD	34,755,584	33,060,018	33,087,745
Gross profit	10,353,493	8,418,992	7,944,109

OPERATING EXPENSES:
Marketing	3,985,597	4,933,895	3,548,104
Design engineering	3,661,850	4,225,627	2,393,899
General and administrative	5,404,780	5,617,704	6,025,791
Exit Costs	2,063,998
Goodwill impairment		1,153,153
	15,116,225	15,930,379	11,967,794
OPERATING LOSS	(4,762,732)	(7,511,387)	(4,023,685)

OTHER INCOME (EXPENSE):
Interest expense	(606,516)	(434,714)	(495,356)
Interest income		24,894	93,482
Other	15,644	17,176	167,707
	(590,872)	(392,644)	(234,167)
LOSS BEFORE INCOME TAXES	(5,353,604)	(7,904,031)	(4,257,852)

INCOME TAX EXPENSE (BENEFIT))	46,862	(340,200)	(694,126)
NET LOSS	(5,400,466)	(7,563,831)	(3,563,726)

REDEEMABLE CONVERTIBLE PREFERRED STOCK DIVIDENDS	(145,180)	(128,242)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(5,545,646)	$(7,692,073)	$(3,563,726)

NET LOSS PER SHARE:
Basic	$(1.19)	$(1.67)	$(0.78)
Diluted	$(1.19)	$(1.67)	$(0.78)

Weighted average common shares outstanding:
Basic	4,679,570	4,596,882	4,541,322
Diluted	4,679,570	4,596,882	4,541,322

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

	Common Stock		Notes Receivable from Sale of Common	Retained Earnings/ Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Stock	Deficit	(Loss)	Equity

BALANCE AT JUNE 3, 2001	4,528,522	$20,683,920	$(100,000)	$8,480,401	$(935,260)	$28,129,061

Comprehensive loss:
Net loss				(3,563,726)		(3,563,726)
Net change in foreign currency translation adjustment					13,688	13,688
Total comprehensive loss						(3,550,038)
Issuance of 35,088 shares of common stock in accordance with stock purchase plan and stock option plan	35,088	121,981				121,981
Income tax benefit from stock options exercised		51,728				51,728

BALANCE AT JUNE 2, 2002	4,563,610	20,857,629	(100,000)	4,916,675	(921,572)	24,752,732

Comprehensive loss:
Net loss				(7,692,073)		(7,692,073)
Net change in foreign currency translation adjustment					35,122	35,122
Total comprehensive loss						(7,656,951)
Issuance of 33,712 shares of common stock in accordance with stock purchase plan and stock option plan	33,712	59,648				59,648
Write-off of stock receivable			55,000			55,000

Issuance of 51,177 shares of common stock in accordance with redeemable preferred stock	51,177	108,885				108,885

BALANCE AT JUNE 1, 2003	4,648,499	21,026,162	(45,000)	(2,775,398)	(886,450)	17,319,314

Comprehensive loss:
Net loss (restated)				(5,400,466)		(5,400,466)
Net change in foreign currency translation adjustment					16,713	16,713
Total comprehensive loss (restated)						(5,383,753)
Issuance of 1,000 shares of common stock in accordance with stock purchase plan and stock option plan	1,000	1,375				1,375
Issuance of 55,584 shares of common stock in accordance with redeemable preferred stock	55,584	145,180		(145,180)		—

BALANCE AT May 30, 2004 (restated)	4,705,083	$21,172,717	$(45,000)	$(8,321,044)	$(869,737)	$11,936,936

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

	May 30,	June 1,	June 2,
	2004	2003	2002
	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,400,466)	$(7,563,831)	$(3,563,726)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,190,657	1,029,287	972,230
Asset impairment	1,742,470
Amortization of goodwill			100,274
Allowance for doubtful accounts	17,000	230,000	1,416,000
Goodwill impairment		1,153,153
Deferred taxes		(1,242)	172,283
Change in assets and liabilities, net of effect of acquisition:
(Increase) decrease in:
Trade receivables	(925,023)	209,723	3,321,769
Inventories	1,823,592	(20,264)	4,226,425
Prepaid and other expenses	(167,400)	(241,717)	(1,061,044)
Increase (decrease) in:
Accounts payable	514,924	825,932	(795,834)
Accrued expenses	313,999	617,099	(864,905)
Income taxes	(23,664)	582,450	(364,895)
Net cash provided by (used in) operating activities	(913,911)	(3,179,410)	3,558,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(322,362)	(272,867)	(838,703)
Power General acquisition, net of cash acquired		(366,000)
Net cash used in investing activities	(322,362)	(638,867)	(838,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving credit agreement	1,458,036	289,607	(1,211,131)
Write-off of notes receivable arising from the sale of common stock		55,000
Proceeds from issuance of common stock	1,375	59,648	121,981
Principal payments on long-term borrowings	(270,493)	(281,507)	(584,905)
Net cash provided by (used in) financing activities	1,188,918	122,748	(1,674,055)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	5,919	19,941	5,990

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,436)	(3,675,588)	1,051,809

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,099,602	4,775,190	3,723,381

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,058,166	$1,099,602	$4,775,190

NON-CASH TRANSACTION:
Issuance of redeemable convertible preferred stock to acquire Power General	$—	$2,074,000	$—
Issuance of common stock to pay preferred stock dividends	145,180	108,885
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	606,516	434,714	495,356
Taxes	46,862		171,819

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 30, 2004, JUNE 1, 2003, AND JUNE 2, 2002

1.                             NATURE OF BUSINESS, LIQUIDITY, AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Ault Incorporated and Subsidiaries (Ault or the Company) operate in one business segment which includes the design, manufacturing, and marketing of power conversion products, principally to original equipment manufacturers of data communications equipment, microcomputers and related peripherals, telecommunications equipment, and portable medical equipment.  Sales are to customers worldwide, and credit is granted based upon the credit policies of the Company.

Restatement – The consolidated financial statements as of and for the fiscal year ended May 30, 2004 were restated as a result of the Company’s identification, in connection with the preparation of the Company’s financial statements for the fiscal year ended May 29, 2005, of accounting errors at the Company’s China subsidiary related to inventory build-up and relief and inadequate reconciliation of intercompany accounts.  The accounting errors resulted in a misstatement in inventories, current assets, total assets, accumulated deficit, total shareholders’ equity, cost of goods sold, gross profit, general and administrative expense, total operating expenses, operating loss, loss before taxes, net loss, net loss applicable to common stockholders, and net loss per share.  There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders’ equity.

Effects on Consolidated Balance Sheet as of May 30, 2004

	As previously
	reported	As restated
Inventories	$8,736,607	$8,143,628
Total current assets	19,577,963	18,984,984
Total assets	30,428,270	29,835,291
Accumulated deficit	(7,728,065)	(8,321,044)
Total stockholders’ equity	12,529,915	11,936,936

Effects on Consolidated Statement of Operations for fiscal year-ended May 30, 2004

	As previously
	reported	As restated
Cost of goods sold	$34,268,253	$34,755,584
Gross profit	10,840,824	10,353,493
General and administrative	5,299,132	5,404,780
Total operating expenses	15,010,225	15,116,225
Operating loss	(4,169,753)	(4,762,732)
Loss before income taxes	(4,760,625)	(5,353,604)
Net loss	(4,807,487)	(5,400,466)
Net loss applicable to common stockholders	(4,952,667)	(5,545,646)
Net loss per share basic	(1.06)	(1.19)
Net loss per share diluted	(1.06)	(1.19)

Liquidity – The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stockholders of $5,545,646 in 2004 and $7,692,073 in 2003 and at May 30, 2004 had an accumulated deficit of $8,321,044.  The Company utilized $913,911 and $3,179,410 of cash for operating activities in 2004 and 2003.  Future operations require the Company to borrow additional funds.  On December 4, 2003, the Company entered into a new financing agreement, which includes a $7,000,000 line-of-credit agreement through December 2006.  The availability of the line is based on the outstanding receivables of the Company; the amount available at May 30, 2004 was $3,394,000.  There was $1,965,464 outstanding on this line-of-credit at May 30, 2004.  The Company took steps to reduce expenses, improve cash flow and return to profitability, including the consolidation of its manufacturing operations.  This consolidation includes the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault’s other manufacturing plants.  Ault’s engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility.

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

Accounts Receivable - The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due.  Management performs on- going credit evaluations of customers based on financial position, past history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company maintains allowances for potential credit losses which, when realized, have generally been within management expectations.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

The following table adjusts net loss for goodwill amortization expense recognized for the year ended June 2, 2002:

	Year Ended
	May 30,	June 1,	June 2,
	2004	2003	2002
	Restated
Reported loss	$(5,546)	$(7,692)	$(3,564)

Add back goodwill amortization, net of tax	—	—	100
Pro forma adjusted net loss	(5,546)	(7,692)	(3,464)

Basic net loss per share:
Reported net loss	$(1.19)	$(1.67)	$(0.78)
Goodwill amortization, net of tax	—	—	0.02
Pro forma adjusted basic net loss per share	$(1.19)	$(1.67)	$(0.76)

Diluted net loss per share:
Reported net loss	$(1.19)	$(1.67)	$(0.78)
Goodwill amortization, net of tax	—	—	0.02
Proforma adjusted diluted net loss per share	$(1.19)	$(1.67)	$(0.76)

Common and equivalent shares outstanding:
Basic	4,680	4,597	4,541
Diluted	4,680	4,597	4,541

The Company has no goodwill as of May 30, 2004 and June 1, 2003.

Depreciation - Depreciation is based on the estimated useful lives of the individual assets and is calculated on the straight-line method for financial reporting and accelerated methods for tax purposes.  The estimated useful lives are as follows:

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

Revenue Recognition - The Company recognizes revenue at the shipping point for sales to customers located within the Company’s or subsidiaries’ country of domicile.  For sales to customers outside of the Company’s or subsidiaries’ country of domicile, the Company recognizes revenue at the time risk of ownership passes. All of the Company’s product held by distributors are stocked for OEM’s and the sales terms are noncancelable, and nonreturnable.  Payment terms for distributors are no different than other customers, 0.5% 10 net 30.

Freight - Customer billings for freight are included in sales, and the freight costs are included in costs of sales.

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

Stock Compensation - The Company’s 1986 and 1996 stock option plans have reserved 600,000 and 1,200,000 common shares, for issuance under qualified and nonqualified stock options for its key employees and directors.  Option prices are determined by the market value of the stock at the time the option was granted.  Options become exercisable as determined at the date of grant by a committee of the Board of Directors.  Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

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

	May 30,	June 1,	June 2,
	2004	2003	2002
	Restated
Net loss applicable to common stockholders:
As reported	$(5,545,646)	$(7,692,073)	$(3,563,726)
Pro forma	(5,806,664)	(8,092,340)	(4,237,331)
Per share, basic, as reported	(1.19)	(1.67)	(0.78)
Per share, diluted, as reported	(1.19)	(1.67)	(0.78)
Per share, basic, pro forma	(1.24)	(1.76)	(0.93)
Per share, diluted, pro forma	(1.24)	(1.76)	(0.93)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002:

	May 30,	June 1,	June 2,
	2004	2003	2002

Expected dividend yields	$—	$—	$—
Expected stock price volatility	71.01%	73.63%	59.38%
Risk-free interest rate	2.77%	2.01%	4.81%
Expected life of options	7.48 years	7.55 years	7.74 years

Long-Lived Assets - The Company reviews its long-lived assets annually to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future undiscounted cash flows be less than the carrying value, the Company would recognize an impairment loss.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  To date, management has determined that no impairment of long-lived assets exists.

Net Loss per Share - Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period adjusted by common share equivalents related to stock options, warrants.  Options to purchase 1,187,826, 1,093,426, and 978,926 shares of common stock were outstanding at the fiscal years ended May 30, 2004, June 1, 2003, and June 2, 2002, but were excluded from the computation of common stock equivalents because they were anti-dilutive.

The following table reflects the calculation of basic and diluted net loss per share:

	May 30,	June 1,	June 2,
	2004	2003	2002
	Restated
Numerator -
Net loss applicable to common stockholders	$(5,545,646)	$(7,692,073)	$(3,563,726)
Denominator:
Basic - weighted-average shares outstanding	4,679,570	4,596,882	4,541,322
Effect of dilutive shares:
Stock options outstanding and employee stock purchase plan
Diluted - weighted-average shares outstanding	4,679,570	4,596,882	4,541,322

Basic net loss per share	$(1.19)	$(1.67)	$(0.78)

Diluted net loss per share	$(1.19)	$(1.67)	$(0.78)

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Comprehensive Loss - The Company’s fiscal 2004 comprehensive loss consists of net loss and foreign currency translation adjustments.

Foreign Currency Translation - The Company’s international subsidiaries have United States dollars as their functional currency.  Specific transactions that are denominated in the foreign currency are translated at the current exchange rate.

2.                             INVENTORIES

The components of inventory are as follows:

	May 30,	June 1,
	2004	2003
	Restated

Raw materials	$4,601,140	$6,019,803
Work-in-process	1,407,037	1,163,304
Finished goods	2,135,451	2,684,836
	$8,143,628	$9,867,943

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

	May 30,	June 1,
	2004	2003
Beginning Balance	$134	$113

Charges and Costs Accrued	14	193

Less Repair Costs Incurred	(23)	(172)

Ending Balance	$125	$134

4.                             FINANCING ARRANGEMENT AND LONG-TERM DEBT

Financing Arrangement - The Company has a financing agreement, which includes a $7,000,000 revolving line-of-credit agreement through December 4, 2006.  Interest on advances is at the prime rate plus 2.00% (prime plus 5% default rate) for fiscal year 2004 and prime plus 7.00% (default rate) for fiscal year 2003.  The rate at May 30, 2004 was 6.00% and on June 1, 2003 the rate was 11.00%.  All advances are due on demand and are collateralized by all assets of the Company.  The availability of the line is based on the outstanding receivables of the Company; the amount available at May 30, 2004 was $3,394,000.  There was $1,965,464 outstanding on this line-of-credit at May 30, 2004.  The Company’s financing agreement contains financial covenants. These covenants require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2003, the Company’s actual capital base did not meet the minimum capital base of the credit agreement.  The Company received a waiver on August 29, 2003 and amendment for this covenant.  At the end of fiscal 2004, the Company’s actual net book worth and income before taxes did not meet the minimum of the credit agreement.  The Company received a waiver and amendment for these covenants.  Following the July 2004 waiver, the Company believes the provisions imposed by this credit agreement are achievable based on the Company’s expected operating results for the next year.  Also, the Company’s Korean subsidiary maintains an unsecured $3,370,000 credit facility agreement to cover bank overdrafts, short-term financing, and export financing at a rate of 8.15% on May 30, 2004 and 6.25% on June 1, 2003.  Advances outstanding relating to the Korean facility were $2,685,003 and $3,103,594 at May 30, 2004 and June 1, 2003, respectively.

Long-Term Debt –

	May 30,	June 1,
	2004	2003

8.05% term loan, due in monthly installments of $28,756, including interest to February 2015, collateralized by the Company’s headquarters building in Minneapolis	$2,465,062	$2,605,501
5.3% uncollateralized term loan, due in January 2005	289,607	289,617
7.94% term loan, due in monthly installments of $6,144, including interest to September 2004, secured by furniture	18,192	87,464
7.2% term loan, paid in full in December 2003	—	60,782
Total	2,772,861	3,043,364

Less current maturities	459,969	560,110
	$2,312,892	$2,483,254

Maturities of long-term debt for years subsequent to May 30, 2004 are as follows:

2005	$459,969
2006	164,882
2007	178,656
2008	193,581
2009	209,752
Thereafter	1,566,021

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

A summary of the restructuring activity during the year ending May 30, 2004 is as follows:

		Current Period		Restructuring
	Balance at	Restructuring	Paid/	Liabilities at
	June 2, 2003	Charges	Expensed	May 30, 2004
Employee termination costs	$—	$301,000	$286,000	$15,000
Obsolete Inventory	—	545,000	545,000	—
Asset impairment	—	1,743,000	1,743,000	—
Miscellaneous costs	—	20,000	20,000	—
Total	$—	$2,609,000	$2,594,000	$15,000

The current period restructuring charges were recorded in the accompanying statement of operations as follows:

Cost of Goods Sold	$545,000
Operating Expenses - Exit Costs	2,064,000
$2,609,000

6.                             INCOME TAXES

Pretax income (loss) for domestic and foreign operations was as follows:

	May 30,	June 1,	June 2,
	2004	2003	2002
	Restated
Domestic	$(4,607,298)	$(6,549,516)	$(2,654,385)
Foreign	(746,306)	(1,354,515)	(1,603,467)
Total	$(5,353,604)	$(7,904,031)	$(4,257,852)

The components of the provision (benefit) for income taxes are as follows:

	May 30,	June 1,	June 2,
	2004	2003	2002
Current:
Domestic	$—	$(340,200)	$(952,026)
Foreign	(13,127)	—	125,000
State	59,989	—	(18,600)
Deferred	—	—	151,500
	$46,862	$(340,200)	$(694,126)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the fiscal years ended May 30, 2004, June 1, 2003, and June 2, 2002, due to the following:

	May 30,	June 1,	June 2,
	2004	2003	2002
	Restated
Computed expected tax provision (benefit)	$(1,870,000)	$(2,687,000)	$(1,405,060)
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	5,000	4,888	10,087
State income taxes, net of federal benefit	(123,000)	59,000	(31,360)
Foreign taxes	(20,000)	—	125,000
Current year R&D tax credits	—	—	84,000
Foreign losses not benefited	292,382	—	—
Change in valuation allowance	1,363,088	2,282,912	502,207
Change in foreign tax rate on deferreds	41,718	—	—
Other	357,674	—	21,000
	$46,862	$(340,200)	$(694,126)

Net deferred taxes consist of the following components:

	May 30,	June 1,
	2004	2003
	Restated
Deferred tax assets (liabilities):
Current deferred taxes
Allowance for doubtful accounts	$106,000	$163,000
Inventory reserve	144,000	206,000
Accrued vacation	61,000	90,000
Accrued warranty	45,000	46,000
Inventory capitalization	2,000	—
Imputed interest	77,000	—
Valuation allowance	(435,000)	(505,000)
Total current deferred taxes	—	—

Long-term deferred taxes
Goodwill deductible for tax	384,000	360,000
Equipment and leasehold improvements	396,000	(261,000)
Tax credit carryforwards and other	—	(8,298)
Federal NOL carryforwards	2,592,000	1,229,000
Foreign deferred tax asset	521,000	1,140,210
Foreign deferred liability	—	(23,242)
Valuation allowance	(3,893,000)	(2,459,912)
Total long-term deferred taxes	$—	$(23,242)

The Company has net operating loss carryforwards of approximately $7,101,000 as of May 30, 2004, with various expiration dates through 2023.  Based on prior taxable income and estimates of future taxable income, the Company has determined that it is likely that the net deferred tax asset will not be fully realized in the future.  Thus a full valuation allowance has been established.

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

Stock Purchase Plan - The Company maintains a stock purchase plan in which up to 200,000 shares of common stock may be purchased by employees.  The purchase price is equal to the lesser of 85% of the fair market value of the shares on the date the phase commences or 85% of the fair market value of the shares on the termination date of the phase.  Each phase is one year from the commencement date of a phase.  There were 23,212, and 13,588 shares purchased under this plan during the fiscal year ended June 1, 2003, and June 2, 2002, respectively.  No shares were purchased under the plan during the year ended May 30, 2004 due to the phase ending on May 31, 2004.

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

9.                             STOCK OPTION PLAN

Information relating to all outstanding options as of May 30, 2004, June 1, 2003, and June 2, 2002 is as follows:

	May 30,		June 1,		June 2,
	2004		2003		2002
		Weighted-		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,093,426	$5.43	978,926	$5.70	867,676	$5.71
Options exercised	(1,000)	1.38	(10,500)	2.32	(21,500)	3.23
Options expired	(1,000)	1.38	(13,000)	4.00	(26,250)	7.15
Options granted	96,400	2.34	138,000	3.11	159,000	5.57
Options outstanding at end of year	1,187,826	$5.18	1,093,426	$5.43	978,926	$5.70

Options exercisable at end of year	1,030,526	$5.46	905,176	$5.58	782,926	$5.60

Weighted-average fair value of options granted during the year		$1.72		$1.94		$3.81

The following table summarizes information about stock options outstanding at May 30, 2004:

		Options Outstanding		Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at May 30,	Contractual	Exercise	at May 30,	Exercise
Prices	2004	Life (Years)	Price	2004	Price

$ 1.19 - $ 1.72	22,000	0.1	$1.19	22,000	$1.19
1.73 - 2.58	143,400	3.6	2.31	81,600	2.32
2.59 - 3.45	135,000	3.7	3.12	74,500	3.09
3.46 - 4.31	218,124	4.5	3.78	218,124	3.78
4.32 - 5.17	10,000	4.3	5.06	10,000	5.06
5.18 - 6.03	278,800	6.1	5.82	243,800	5.83
6.04 - 6.90	62,918	2.9	6.52	62,918	6.52
6.91 - 7.76	197,000	4.7	7.38	197,000	7.38
7.77 - 8.63	120,584	3.5	8.44	120,584	8.44
$ 1.19 - $ 8.63	1,187,826	4.4	$5.18	1,030,526	$5.46

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

The Company has a shareholders’ rights plan - under which, a Class A, Junior Participating Preferred Stock with no par value was created.  In addition, a dividend of one right was declared for each share of common stock at an exercise price of $36 per right and a redemption price of $0.001 per right.  Each right is equal to a right to purchase one one-hundredth of a share of the Class A, Junior Participating Preferred Stock. 100,000 shares of preferred stock are reserved for the exercise of the rights.  No rights were exercised during the years ended May 30, 2004, June 1, 2003, and June 2, 2002.

The Company has notes receivable from certain officers of the Company arising from the sale of common stock recorded as an offset to stockholders’ equity.  During 2003, the Company wrote off $55,000 as compensation expense.

11.                       COMMITMENT AND CONTINGENCIES

Operating Leases - The Company leases certain facilities under operating leases through December 2008.  In addition, certain equipment and motor vehicles are leased under operating leases with terms of approximately 36 months.

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

12.                       SEGMENT INFORMATION AND FOREIGN OPERATIONS

The Company conducts its business within one reportable segment:  the power conversion product industry.  Manufacturing of the Company’s products are performed at the Company’s Korean subsidiary, the Chinese subsidiaries, and certain nonaffiliated companies in China and Thailand.  A summary of the Company’s revenues, net income, and identifiable assets by geographic area is presented below:

	May 30,	June 1,	June 2,
	2004	2003	2002
	Restated
Revenues:
Domestic operations	$32,385,149	$31,009,020	$34,811,779
Asian operations - customers	12,723,928	10,469,990	6,220,075
Asian operations - parent	13,643,103	10,572,884	9,711,255
Eliminations	(13,643,103)	(10,572,884)	(9,711,255)
Consolidated	$45,109,077	$41,479,010	$41,031,854

Net income (loss) applicable to common stockholder:
Domestic operations	$(4,812,467)	$(6,337,558)	$(1,835,369)
Asian operations	(735,379)	(1,354,515)	(1,729,515)
Eliminations	2,200		1,158
Consolidated	$(5,545,646)	$(7,692,073)	$(3,563,726)

Identifiable assets:
Domestic operations	$23,547,646	$27,823,792	$30,619,959
Asian operations	23,005,284	21,218,530	17,549,919
Eliminations	(16,717,639)	(15,977,405)	(11,472,891)
Consolidated	$29,835,291	$33,064,917	$36,696,987

	May 30,	June 1,	June 2,
	2004	2003	2002
Long-lived assets:
Domestic operations	$4,176,751	$6,493,373	$5,904,130
Korean and Chinese operations	6,495,791	6,789,934	6,538,116
Consolidated	$10,672,542	$13,283,307	$12,442,246

Sales from the subsidiary to the parent company are based upon profit margins, which represent competitive pricing of similar products.

Export Sales - The Company also had foreign export sales amounting to 12.6%, 11.2%, and 17.3% of total sales for the fiscal years ended May 30, 2004, June 1, 2003, and June 2, 2002, respectively.

Other Foreign Production - In addition to the manufacturing done by the Asian subsidiaries, the Company has subcontracting agreements for the purchase of finished assemblies from certain manufacturers in China and Thailand.  Total purchases under these agreements were approximately $5,243,000, $5,918,000, and $10,388,000 for the fiscal years ended May 30, 2004, June 1, 2003, and June 2, 2002, respectively.

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

Inventories	$1,048,675
Property and equipment	1,634,971

Total assets acquired	2,683,646

Current liabilities	124,368

Net assets acquired	$2,559,278

Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, are:

Amounts in thousands, except per share amounts

	Year Ended
	June 1,	June 2,
	2003	2002
Revenue	$41,848	$46,421

Net (Loss) Income	(7,899)	(6,887)

Preferred Stock Dividends	146	146

Net Loss Applicable to Common Stockholders	$(8,045)	$(7,033)

Basic (Loss) Income Per Share	$(1.75)	$(1.55)
Diluted (Loss) Income Per Share	$(1.75)	$(1.55)

Common and equivalent shares outstanding:
Basic	4,597	4,541
Diluted	4,597	4,541

15.                       QUARTERLY FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA
(Unaudited)
(Amounts in Thousands, Except Per Share Data)

	FISCAL QUARTERS
	1ST	2ND	3RD	4TH
Fiscal Year 2004 (as restated):
Net Sales	$10,816	$11,134	$10,730	$12,429

Gross Profit	2,383	2,787	2,050	3,133

Loss Before Income Taxes	(1,108)	(731)	(3,196)	(319)

Net Loss Applicable to Common Stockholders	(1,143)	(766)	(3,233)	(404)

Loss Per Share:
Basic	(0.25)	(0.16)	(0.69)	(0.09)
Diluted	(0.25)	(0.16)	(0.69)	(0.09)

Fiscal Year 2003:
Net Sales	10,848	10,523	9,940	10,168

Gross Profit	2,858	2,143	1,862	1,556

Loss Before Income Taxes	(605)	(1,628)	(1,823)	(3,848)

Net Loss Applicable to Common Stockholders	(521)	(1,495)	(1,829)	(3,847)

Loss Per Share:
Basic	(0.11)	(0.33)	(0.40)	(0.83)
Diluted	(0.11)	(0.33)	(0.40)	(0.83)

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

ITEM 9A.  CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures

Management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.  Subject to the matters discussed below, management has concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also not effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of May 30, 2004, the Company did not maintain effective controls relating to transactions at its China subsidiary related to inventory build-up and relief and reconciliation of intercompany accounts.

In connection with its audit of the Company’s consolidated financial statements for the year ended May 30, 2004, Grant Thornton LLP (“Grant Thornton”), the Company’s independent accountants, advised the Audit Committee and management of internal control matters with respect to certain inventory transactions that they considered to be a material weakness as that term is defined under standards established by the Public Company Accounting Oversight Board (PCAOB).  The Company considered these matters in connection with the year-end closing process and the preparation of the May 30, 2004 consolidated financial statements included in this Form 10-K.  In response to the observations made by Grant Thornton, the Company will implement certain enhancements to its internal controls and procedures, which it believes address the matters raised by Grant Thornton.

China Subsidiary

The Company did not maintain effective controls over the preparation of and independent review of accounts at the China subsidiary.  The Company has concluded that these control deficiencies constitute material weaknesses.

Remediation of Material Weaknesses Related to China Subsidiary

Management has taken, or is in the process of taking the following steps with respect to the control deficiencies at its China subsidiary:

•                  The transfer of a seasoned accountant with experience in Asian operations who will be headquartered in Minneapolis, and will be the primary liaison with our China accounting staff and operations.

•                  Commencement of a training program to upgrade the skill sets of our China accounting staff.

•                  The hiring or an experienced China-based controller to coordinate all financial reporting, monthly fiscal inventory counts and verification and also be a part of the weekly conference calls with all of our operations to improve communications.

Management believes that implementation of these actions will remediate the material weaknesses described above.

Warehouse Control Deficiencies

In a cost-cutting effort in the third quarter of fiscal 2004, the Company closed down a manufacturing facility in Minneapolis and terminated a third party warehouse facility in Ireland.  As part of the shutdown of the manufacturing in December 2003, certain personnel were terminated prior to the disposition of inventory at the location.  The Company’s haste in cost elimination resulted in having insufficient staffing to control the disposition of the inventory.  This was found to be a weakness of $25,569 in the counting of inventory that was discovered during the course of the audit by the Company’s external auditors.  This should have been recorded in the third quarter.

In addition to the manufacturing shut-down, the Company also closed a third party warehouse facility to cut costs in January 2004.  This too resulted in the terminations of personnel whose responsibilities including monitoring third party warehousing of customer stock inventory.  Approximately $57,581 of inventory was not adequately tracked.  This error was also discovered in the course of the audit, and should have been recorded in the third quarter.  Taken together the manufacturing and third party warehouse control deficiencies resulted in an adjustment of $83,150, which should have been recorded in the third quarter.  This $83,150 adjustment was extrapolated over the Company’s entire inventory, which resulted in a total adjustment of $279,987.  The Company believes that this adjustment is not material.

In connection with its audit of the Company’s consolidated financial statements for the year ended May 30, 2004, Grant Thornton LLP (“Grant Thornton”), the Company’s independent registered public accounting firm, advised the Company’s audit committee and management that the adjustments described with respect to inventory constituted a material weakness as that term is defined under standards established by the Public Company Accounting Oversight Board (PCAOB).  In response to the observations made by Grant Thornton, the Company will implement certain enhancements to its internal controls and procedures that the Company believes will address the matters raised by Grant Thornton.

Specifically, if the Company determines to enter into any future third party warehouse agreement, the Company will make sure that is has devoted adequate resources for necessary preventative and detective controls.  The third party warehouse will have a weekly reconciliation between the inventory in the warehouse and the Company’s inventory system.  The head of sales and the head of finance will review this reconciliation.  On a quarterly basis, the Company will physically count the inventory.

Similarly, before the Company closes another manufacturing location, the Company will make sure there are adequate resources in place for necessary preventative and detective controls.  If the Company closes a manufacturing location, it will have the necessary resources to maintain a cycle count system until the disposition of the inventory is complete.  Also there will be a physical inventory of the inventory before the end of each quarter until the disposition of the inventory is complete.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 405 under Regulation S-K with respect to the Company’s executive officers is contained under Item 1, Narrative Description of The Business — Executive Officers of the Registrant.  The information required by this item with respect to directors will be presented under the caption “Election of Directors” in the Company’s definitive proxy statement for its Annual Meeting held on September 28, 2004 and is expressly incorporated herein by reference.

Information called for by item 405 under Regulation S-K with respect to the information relating to compliance with 16(a) of the Exchange Act is presented under the caption “General—Compliance with Section 16(a) of the Securities Exchange Act 1934” in the Company’s definitive proxy statement for its Annual Meeting held on September 28, 2004 and is expressly incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K, to the extent applicable, will be set forth under the caption “Executive Compensation and Other Information” under “General” in the Company’s definitive proxy materials for its September 28, 2004 Annual Meeting, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 201(d) and Item 403 under Regulation S-K, to the extent applicable, is set forth under the caption “Security Ownership of Principal Shareholders and Management” in the Company’s definitive proxy statement for its September 28, 2004 Annual Meeting, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 9(E) of schedule 14A under the Security Exchange Act of 1934, to the extent applicable, is set forth under the caption “The Company’s Auditors” in the Company’s definitive proxy statement for its September 28, 2004 Annual Meeting, which information is expressly incorporated herein by reference.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON 8-K

(1)  The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Report of Independent Registered Public Accounting Firm – Deloitte Anjin LLC

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

Consolidated Financial Statements

— Balance Sheets, May 30, 2004 and June 1, 2003.

— Consolidated Statements of Operations for the Years Ended May 30, 2004, June 1, 2003 and June 2, 2002.

— Consolidated Statements of Stockholders’ Equity for the Years Ended May 30, 2004, June 1, 2003 and June 2, 2002.

— Consolidated Statements of Cash Flows for the Years Ended May 30, 2004, June 1, 2003 and June 2, 2002.

— Notes to Consolidated Financial Statements

(2)               The following financial statement schedule for the years ended May 30, 2004, June 1, 2003 and June 2, 2002 is submitted herein following the signature page of this report.

— Schedule II - Valuation and Qualifying Accounts

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ault Incorporated has duly caused Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED

Frederick M. Green

September 27, 2005

Frederick M. Green

President, Chief Executive Officer and Director

*******************************************************************

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

FORM 10-K/A

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

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

AULT INCORPORATED

FOR

YEAR ENDED MAY 30, 2004

*******************************************************************

EXHIBITS

*******************************************************************

AULT INCORPORATED

EXHIBIT INDEX TO

FORM 10-K/A FOR THE YEAR ENDED

May 30, 2004

Required Registration S-K

Exhibit Items

SK Item	Title of Documents	Location

3(a)	Restated Articles of Incorporation, as amended	Filed as Exhibit 3(a) to Form 10-K for fiscal 1988 and incorporated herein by reference

3(b)	Bylaws, as amended	Filed as Exhibit 3(b) to Registration Statement No. 2-85224 and incorporated herein by reference

3(c)	Amendment to Articles of Incorporation	Filed as Exhibit 3(c) to Form 10-K for fiscal 1999 and incorporated herein by reference

4.1	Rights Agreement	Filed electronically on Form 8-K for March 1996 and incorporated herein by reference

10.1	Management Incentive Compensation Plan	Filed as Exhibit 10(b) to Registration Statement 2-85224 and incorporated herein by reference

10.2	1986 Employee Stock Option Plan	Filed as Exhibit 10(c) to Form 10-K for fiscal 1987 and incorporated herein by reference

10.3	Employee Stock Purchase Plan	Filed electronically. Commission File #333-4609 and herein incorporated by reference

10.4	1986 Employee Stock Option Plan, Amended	Filed electronically. Commission File #333-4609 and herein incorporated by reference

10.5	1996 Employee Stock Option Plan	Filed electronically. Commission File #333-4609 and herein incorporated by reference

10.6	1998 Senior Management Change in Control Severance Plan	Filed as Exhibit 10.6 herewith

21	Subsidiary of Registrant	Filed as Exhibit 21 to Form 10-K for fiscal 1997 and incorporated herein by reference

23.1	Consent of Independent Auditors	Filed herewith at page 71

23.2	Consent of Independent Auditors	Filed herewith at page 72

23.3	Consent of Independent Auditors	Filed herewith at page 73

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).	Filed herewith at page 74

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).	Filed herewith at page 75

32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).	Filed herewith at page 76

Pursuant to provisions of Item 601(b)(A)(iii)(a) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt of the Company are not being filed and in lieu thereof, Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.