Form 10-K
period 2005-05-29
AULT INC
filed 2005-10-07
CIK 723639

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED MAY 29, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,070,000 based upon the closing price of the Company’s common stock on the NASDAQ National Market on September 13, 2005, multiplied by the number of outstanding shares of the Company held by persons other than officers, directors and 10% or more shareholders referred to in the “Security Ownership of Principal Shareholders and Management” table referred to under Item 12 herein.

On September 13, 2005, there were outstanding 4,861,192 shares of the Registrant’s common stock.

The Form 10-K consists of 70 pages. The Exhibit Index is located on page 64.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). YES ☐ NO ☒

AULT INCORPORATED

FORM 10-K
FOR THE FISCAL YEAR ENDED MAY 29, 2005

PART I

ITEM 1.   BUSINESS

(a)          General Development of Business

Ault Incorporated (herein “Ault” or the “Company”) was incorporated under the laws of the State of Minnesota in 1961. The Company designs, manufactures, and markets power conversion products and is a leading domestic supplier of such products to original equipment manufacturers (OEMs) of data communications equipment, telecommunications equipment, portable medical devices and equipment as well as scanning and printing equipment and industrial equipment.

On July 16, 2002, the Company purchased a portion of the operating assets of the Power General division of Nidec America Corporation. The Power General division developed, manufactured, and sold high-efficiency DC/DC converters and custom power supplies at various power levels up to 1200 watts under the Power General brand name. Pursuant to the Purchase Agreement, the Company paid the Seller $366,000 in cash and issued $2,074,000 face amount of the Company’s newly created Series B 7% Convertible Preferred Stock, no par value (the “Preferred Stock”). Further information regarding this acquisition is contained in Note 15 of the Notes to Financial Statements under Item 8 herein. Since the acquisition of the Power General division significant time and resources have been expended integrating the Massachusetts engineering group and internal power supply line into Ault’s existing processes and team structure. As planned, production of Power General’s open-frame AC-DC power supplies and the DC/DC converters was transferred from Massachusetts to Ault’s existing facilities in Asia. In addition, through training provided to Ault’s field sales organization worldwide, Ault’s customers and prospects are familiar with the additional products and design engineering capabilities provided by this acquisition.

On July 17, 2003, the Company announced the consolidation of its manufacturing operations. The consolidation includes the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault’s other manufacturing plants. Ault’s engineering, documentation, safety certification/reliability, sales, marketing and administrative services will remain at the Minneapolis headquarters facility. The consolidation was implemented to reduce expenses, improve cash flow and return the Company to profitability. The savings have been approximately $1.3 million on an annual basis.

On May 20, 2005, the Company completed the sale of its wholly owned subsidiary, Ault Korea Corporation (“Ault Korea”), to JEC Korea Co., Ltd. for $3.7 million. The agreement includes the receipt of $1,472,000 in cash and a secured note in the amount of $2,250,000. The sale includes all assets and liabilities of Ault Korea Corporation and the use of the “Ault Korea” name in Korea for a period of three years. Ault Korea includes the property in Seoul, South Korea and approximately 110 employees. As part of the terms of the agreement, JEC has the rights to sell power conversion products in Korea while Ault will have rights to sell the same power conversion products throughout the rest of the world. Prior to this transaction, JEC was a supplier of Ault, but otherwise no material relationship existed between Ault and JEC, or their respective affiliates, directors or officers, or any associates of their directors and officers. The transaction resulted in a loss of approximately $2,442,000, principally the result of the Company forgiving an intercompany note in the amount of approximately $2.3 million.

On May 27, 2005, the Company completed the sale of its Minneapolis headquarter building (64,000 square feet) and land to Dane Industries Inc. for $3.85 million. The gross proceeds of $3.85 million was used to pay off the mortgage balance of $2,509,000 and $255,000 of transaction expenses, which included the realtors’ commissions, leaving net cash proceeds of $1,086,000 for the Company. The transaction resulted in a loss of approximately $137,000. Prior to this transaction, no material relationship existed between Ault and Dane, or their respective affiliates, directors or officers, or any associates of their directors and officers. Related to this sales transaction, Ault entered into an agreement to lease a portion (13,313 square feet) of its headquarter building for a period of twenty-seven months with a monthly rent payment of $18,860.

During June 2005, the Company became aware of accounting errors in its China operations that affected fiscal year 2004 and the first three quarters of fiscal 2005. As a result of these errors, the loss applicable to common stockholders was underreported by $593,000 in fiscal year 2004 and underreported by $425,000 in the first three quarters of fiscal year 2005.

The sale of the Korean subsidiary has required the Company to adjust the financial statements to treat the Korean subsidiary as discontinued operations.

The Company maintains a website at www.aultinc.com. The annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on the website as soon as reasonably practical after the reports are filed with the SEC. To obtain copies of these reports, go to www.http://www.aultinc.com.

(b)   Financial Information About Industry Segments

The Company operates in only one industry segment—the manufacture and sale of power conversion devices.

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

(1)   Products

Ault’s product line includes internal AC/DC and DC/DC switching power supplies, DC/DC converters, DC mobile adapters and four major categories of external power conversion products:  switching power supplies, linear power supplies, transformers and battery chargers. The Company’s broad range of power conversion products—ranging from 1 watt to more than 1 kilowatt—are capable of providing power at most output levels that OEMs require. The Company’s design and application engineers work closely with customers to ensure that these products are customized to meet each OEM customer’s unique power conversion needs.

The following table summarizes the proportion of sales of each of the Company’s five major product categories for its last three fiscal years ended May 29, 2005:

Sale of Products by Category
as a Percentage of Total Sales

	Years Ended
Product Type	May 29, 2005	May 30, 2004	June 1, 2003
Switching Power Supplies	69%	59%	54%
Linear Power Supplies	16	25	30
Transformers	3	5	6
Battery Chargers	7	7	7
DC/DC Converters	5	4	3
Total	100%	100%	100%

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

•       High-Efficiency and High-Density DC/DC Converters.   The addition of DC/DC converters to the Company’s product offering was in response to customer requests for “on-the-board” power solutions and Ault’s strategy to fulfill the “total solution” approach as a preferred supplier to valued OEM customers. In fiscal 2003, as part of the Power General product offering, Ault acquired a line of DC/DC converters and seasoned engineers who have developed new, innovative high-density quarter-brick and eighth-brick designs. These products provide Ault with a wide range of converter options to meet the needs of OEMs using distributed power architecture in their next generation and new electronic product designs. In fiscal 2002, Ault signed a private label agreement with a third party manufacturer for distribution of high-efficiency DC/DC converters. The agreement was in-place for fiscal 2002, 2003 and part of fiscal 2004. Since the agreement was subject to an annual review by each party, Ault decided to terminate the agreement during the second quarter of fiscal year 2005 due to a lack of sales activity.

•       Mobile Products.   In late 2002, the Company expanded its product offering to include a line of mobile products for powering laptop computers in a broad range of field and service applications. The product focus is on mobile adapters in a single and dual output with a primary sales focus on laptop OEMs and value-added resellers (VARs). The Company anticipates nearly 65% of the market to be field and service applications in the business travel, insurance, trucking and delivery industries. The remainder of the applications is in emergency fire, police and medical services (20%); military and government (10%); and a small percentage in miscellaneous uses (5%). The product family, known as Transport, was introduced in fiscal 2003. The TR75 (75watts) is a single output mobile adapter that has generated approximately $380,000 in revenue. The next models in the product family are the TR100 (up to 100 watts) and the TR120 (up to 120 watts) in a same footprint as the TR75. These products will power the next generation of laptop computers that require 90, 100 or 120 watts.

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

Historically, the most significant market for the Company’s products has been OEMs of telecommunications/data communications equipment (broadband modems, wireless and wire line); in fiscal 2005 sales in this market represented approximately 39% of net sales. The Company’s products power cable and ADSL modems, network termination equipment (devices which interface between telephone network and the customer’s PBX or other telephone system), line conditioning equipment (devices which prepare telephone lines for the transmission of computer generated data), Wi-Fi and Power over Ethernet applications and various items of equipment ancillary to business telephones, including speaker phones, automatic dialers, caller identification units and alpha numeric displays, low to medium speed PC modems and multiplexers (equipment which enables the simultaneous transmission of multiple channels of information over the same telephone line).

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

Approximately 33% of net sales in fiscal 2005 were to OEMs of portable medical equipment such as infusion pumps, patient monitoring systems, apnea monitors, and portable terminals for patient history input diagnostics.

In fiscal 2005 approximately 17% of the Company’s net sales were to OEMs in the industrial market segment that includes digital cameras, load survey equipment, industrial lighting, outdoor and specialty lighting as well as power tools, metal detectors and GPS equipment. The remaining 11% of the Company’s net sales were to OEMs of computers and computer peripherals such as digitizers, printers, plotters, portable terminals, point of sale scanners and optical character readers, LAN hardware and multimedia speakers for computer applications.

The Company has worked diligently to support the growth of sales through our network of regional, national and international distributors. In fiscal 2005, approximately 36% of the Company’s net sales were to our distributors and their broad base of customers. While the specific percentages per market segment are not available, the Company’s distributors target the same market segments as those outlined above. (I.e. the data communications/telecommunications segment ranks at the top of their market mix as well).

(3) Design Engineering and Product Development

Design engineering teams at the Company’s facilities in the United States and the People’s Republic of China are responsible for developing new power conversion products and customizing existing products to meet customer needs. The Company also utilizes the significant engineering resources of its Asian subcontractors for the development of products targeted for subcontract manufacturing. The Company’s product development activities are divided equally between developing products to satisfy customer needs and new products based upon anticipated customer needs and market trends. New product development opportunities are evaluated based upon criteria such as global market potential, return on investment and technological advantages. The Company believes that its collaborative efforts with customers, combined with its forward-looking concern for power technology and market trends, have enabled it to gain a reputation as a leading innovator in the development of new power conversion products.

(4) Sales and Distribution

The Company markets its products primarily in the U.S. and Canada through a network of 17 manufacturer representatives employing approximately 120 salespersons, each of whom represents, in addition to Ault’s products, several different but complementary product lines of other manufacturers. The Company also sells through four national distributor organizations, which employ over 1,000 salespersons, and 13 regional distributors, which employ over 75 salespersons. The Company selects representatives based upon their industry knowledge as well as account expertise with products that are synergistic with the Company’s products. Individual salespersons are trained, mentored and technically assisted by the Company’s application engineers and other sales administration staff. Any reduction in the efforts of these manufacturer representatives or distributors could adversely affect the Company’s business and operating results.

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

The Company focuses its selling efforts primarily on OEMs in the U.S. and Canada. However, many of the larger OEM customers of the Company manufacture and sell their products globally. As a result, the Company has extended its presence to markets throughout the world. The Company’s sales in the Pacific Rim are primarily to customers in China.

The Company markets its products in Europe through a network of distributors who are managed through the Company’s customer team located in Minnesota and in Maryland. In the Pacific Rim, the Company markets its products through direct sales teams located in Shanghai, People’s Republic of China.

(5) Safety Agency Certification

The power conversion system is potentially the most hazardous element in most electronic equipment because the power supply modifies standard power to a level appropriate for such equipment. Virtually all of the Company’s customers require that the power conversion products supplied by the Company meet or exceed established international safety and quality standards, since many of the Company’s products are used in conjunction with equipment that is distributed throughout the world. In response to these customer requirements, the vast majority of the Company’s products are designed and manufactured in accordance with certification requirements of many safety agencies, including Underwriters Laboratories Incorporated (UL) in the United States; the Canadian Standards Association (CSA) in Canada; Technischer Uberwachungs-Verein (TUV) in Germany; the British Approval Board for Telecommunication (BABT) in the United Kingdom; the International Electrotechnical Committee (IEC), a European standards organization and (CE) a standard for the European Community. In addition, some of the Company’s products have also received Japanese Ministry of International Trade and Industry (MITI) approval. For certain safety applications, the Company’s products conform to FCC Class B requirements, which regulate the levels of electronic magnetic interference that may be emitted by electronic equipment. Unlike most of its competitors, the Company is a certified test laboratory for UL, CSA and TUV and is able to conduct most certification tests at its Minneapolis headquarters. This procedure reduces the time required to obtain safety certifications.

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

The Company provides a total solution approach to the OEM’s entire power conversion product needs (under 1 kilowatt) through its commitment to reliable partnerships and its delivery of high quality products supported by solution-oriented design engineering. The manufacturing facility in China, and arrangements with subcontract manufacturers in China and Thailand enable the Company to compete effectively when price is the primary consideration.

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

The Company competes with a broad range of manufacturers in the DC/DC converter market. The industry is fragmented, with manufacturers concentrating their sales and marketing on specific customer requirements in specific markets. The Company’s primary competitors are Synqor, Power-One, Ericsson, Artesyn, and Galaxy. In the past 12 months, all of the key players in the DC/DC market have introduced models in the isolated, high-efficiency eighth-brick and quarter-brick models. The largest single market segment for the sale of these high-efficiency models is telecommunications. To date, no single competitor dominates the DC/DC market in terms of market share.

The estimated size of the mobile products market in North America is $55-$65 million. The major competitors, Targus, Lind and Mobility, specialize in this market segment. These three companies dominate the market with combined revenues of approximately $47 million. The rest of the market includes smaller companies with limited sales to a handful of key customers.

(7) Manufacturing and Sources of Supply

The Company’s manufacturing operations consist of assembly and integration of electronic components to meet product specifications and design requirements for a variety of power conversion applications. Manufacturing of the Company’s products is located at the Company’s facilities in Xianghe, China, and at subcontract manufacturers in four facilities in China and Thailand.

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

Quality and reliability are emphasized in both the design and manufacture of the Company’s products. This emphasis is reflected in the ISO 9001 certification of the Company’s Minneapolis facility in 1991 and its China facility in 1998. The Company tests 100% of its finished products against its own and the customers’ specifications, and then ships the products in custom-engineered protective packaging to minimize any damage during shipment.

The Company has subcontract manufacturing arrangements with two business partners in Thailand and two in China. The Company does not have long-term commitments with its subcontractors and the subcontractors build product for the Company pursuant to individual purchase orders. Either party may terminate the arrangements at any time. The product that is manufactured by the subcontractors is not specific to that subcontractor. The product could be produced by one of the other subcontractors or a company owned facility. Currently the subcontractors account for less than 15% of the current year’s revenue. The Company selects its subcontract manufacturers based upon their ability to manufacture high-quality products, the sufficiency of their engineering capabilities to support products being manufactured; and their ability to meet required delivery times.

(8) Significant Customers: Backlog

The Company sells its products to over 400 customers, and it is the Company’s objective to maintain a diversified customer base to avoid, where practicable, dependence upon a single customer. In fiscal 2005, 2004, and 2003, no customers accounted for more than 10% of sales.

The Company’s order backlog at May 29, 2005 totaled $9,678,000 compared to $10,027,000 at May 30, 2004. The order backlog represents sales for approximately 14 weeks.

The Company enters into buying commitments and other scheduling agreements with certain customers. For its larger customers, these agreements allow for order increases and decreases within scheduled limits and include cancellation charges for completed and in-process products and procured materials. Most products are shipped within 4 to 10 weeks of an order.

(9) Warranties

The Company provides up to a three-year parts and labor warranty against defects in materials or workmanship on all of its products. Servicing and repairs are conducted at the Company’s facilities in Minneapolis. The Company’s warranty expenses have not been significant.

(10) Patents

The Company holds no significant patents.

(11) Seasonality

In the past three years, sales of the Company have not reflected seasonality.

(12) Employees

As of August 11, 2005, the Company employed approximately 577 full-time employees. Listed below is a breakdown by geographic area:

	China	US	Total
Manufacturing	400	5	405
Engineering	48	31	79
Marketing	8	17	25
General and Administrative	58	10	68
Total	514	63	577

None of the Company’s employees are represented by a labor organization, and the Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are good.

(13) Executive Officers of the Registrant

Certain information with respect to the executive officers of the Company is set forth:

Name	Age	Position	Officer Since
Frederick M. Green	62	President and Chief Executive Officer and Director	1980
Xiaodong Wang	47	Vice President—Asia Pacific	2000
Gregory L. Harris	52	Vice President—Business Development	1988
William J. Birmingham	64	Interim Chief Financial Officer	2005

(14) Working Capital

With almost all of the Company’s products manufactured in China, Korea and Thailand, and shipped to customers around the world, principally over the ocean by boat, it can take four to seven weeks for product shipments to reach customers. Generally, the Company invoices customers shortly after the product has been shipped from the Asian manufacturing location. The long shipping schedule results in delays in customer payments of invoices and increases the amount of account receivables that are ineligible as part of the borrowing base on the credit line facility with the bank.

(15) Risk Factors

The following risk factors are relevant to an understanding of the Company’s business:

•       The Company recently received a delisting notice from Nasdaq and there can be no assurance that the Company’s securities will continue to be listed on Nasdaq.   On September 15, 2005, the Company received a notice from Nasdaq that because the Company’s annual report on Form 10-K for the fiscal year ended May 29, 2005 has not been filed, the Company is subject to delisting. On September 27, 2005 Nasdaq advised the Company that because its stockholders’ equity dropped below the $10 million threshold, another grounds for delisting exists. The Company has appealed the delisting notice and believes that it will be able to maintain compliance with Nasdaq listing requirements, but continued listing is subject to a hearing before a Nasdaq Qualifications Panel, and there can be no assurance that the Panel will permit the Company’s securities to continue to be listed.

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

•       The electronic equipment market is characterized by rapidly changing technology and shorter product life cycles.   The Company’s future success will continue to depend upon its ability to enhance its current products and to develop new products that keep pace with technological developments and respond to changes in customer requirements. Any failure by the Company to respond adequately to technological changes and customer requirements or any significant delay in new product introductions could have a material adverse effect on the Company’s business and results of operations. In addition, there can be no assurance that new products to be developed by the Company will achieve market acceptance. See “Business—Design Engineering and Product Development.”

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

•       To satisfy customer demand and to obtain greater purchasing discounts, the Company carries increased inventory levels of certain items.   The Company’s financial results may be adversely affected when inventory exceeds anticipated demand. Carrying additional inventory levels also increases the risk of loss due to obsolescence. Gross margin can be adversely affected by increases in costs of raw materials. There can be no assurance that raw material cost increases or the cost of carrying increased finished goods inventory will not have a material adverse effect on the financial results.

•       A prolonged reduction in demand for the Company’s products will continue to impact the financial success.   In fiscal year 2002, sales declined in large part due to a substantial downturn in sales to the telecommunications and data communications markets. Sales to these markets stabilized in fiscal 2003 and fiscal 2004 with modest growth in fiscal 2005. A decline of the telecommunications and data communications markets would adversely affect the Company’s results.

•       The financing agreements contain covenants with which the Company may not be able to comply.   The Company has entered into a financing agreement that contains financial covenants. These covenants require, that the Company, among other things, maintain a minimum working capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. The Company believes the covenants are achievable based on the expected operating results. Its ability to comply with financial covenants depends upon future operating performance. And, future operating performance depends, in part, on general industry conditions and other factors beyond the Company’s control. If the Company were unable to obtain a waiver or amendment from the lender on its credit facility on reasonable terms, the credit facility could be accelerated and the entire balance could be due. The default interest rate would rise to prime plus 5%. Availability under the facility is based on the Company’s accounts receivables. Historically, the balance has fluctuated between $2.3 and $2.6 million. If the balance were accelerated and the interest rate rose to the default rate, the Company would be required to secure an alternative credit facility or capital. There can be no assurance that a replacement for the revolving credit facility could be obtained at all, or on terms favorable to the Company. A failure to obtain a replacement facility would have a material adverse effect on the Company.

•       Civil unrest, labor disruptions, or acts of aggression could impede the Company’s ability to operate in foreign locations and would have a material adverse effect on future business and consequently, the operating results.   Manufacturing is conducted at the Company’s facilities in China and through manufacturing relationships in the People’s Republic of China (China), Korea and Thailand. While this Pacific Rim manufacturing strategy enables the Company to compete worldwide against other suppliers of external power conversion products, it also involves risks. While, its manufacturing operations in China, Korea and Thailand have not been affected by labor disruptions, civil unrest or political instability, the risk of civil unrest and political instability is present in each of these countries.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

Export sales in fiscal year 2005 represented 15.7% of the Company’s gross sales, most of which were to OEMs in Europe and Canada. For other financial information about foreign and domestic operations and export sales including the amount of export sales for the last 3 years, refer to “Note 13—Segment Information and Foreign Operations” under notes to consolidated financial statements.

ITEM 2.                PROPERTIES

The Company leases approximately 13,000 square feet of office space in its former headquarters facility in Brooklyn Park, a suburb of Minneapolis, Minnesota.

The Company leases a 10,500-square-foot office in Norwood, Massachusetts.

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

PART II.

ITEM 5.                MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)           Market Information

Ault common shares are traded on the NASDAQ market under the symbol AULT.  The following table presents the range of closing bid prices for the Company's common stock on the NASDAQ Market for fiscal 2005 and 2004.  The Company recently received a delisting notice from NASDAQ and there can be no assurance that the Company’s securities will continue to trade on NASDAQ.

	Fiscal 2005		Fiscal 2004
	$	$	$	$
Quarter	High	Low	High	Low
1st	3.100	2.350	2.310	1.860
2nd	3.580	2.570	2.990	2.000
3rd	3.570	2.410	3.760	2.300
4th	2.580	1.890	3.770	2.800

(b)          Holders

As of September 1, 2005 there were 266 shareholders of record for the Company's common stock.  This number of record stockholders does not include beneficial owners of common stock whose shares are held of record by Depository Trust under the name CEDE & Co.

(c)           Dividends

Ault has not paid cash dividends on its common shares, and the present policy of its Board of Directors is to retain any earnings for use in the business.  The Board of Directors does not anticipate paying cash dividends on its common shares in the foreseeable future.  The Company is obligated to pay dividends on its outstanding 7% Convertible Preferred Stock.  See Note 9 of the Notes to Financial Statements under Item 9 herein.

(d)          Other Information Regarding Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))
Equity compensation plans approved by security holders:
1986 Stock Plan	122,500	$5.638	—
1996 Stock Plan	1,143,126	5.021	203,775
Employee Stock Purchase Plan	6,003	2.040	68,193
Equity compensation plans not approved by security holders:
None

(1)          The Company does not have individual compensation arrangements involving the granting of options warrants and rights.

(2)          During the past three fiscal years, the Company has not sold its securities except pursuant to registration statements under the Securities Act of 1933.

ITEM 6.                SELECTED FINANCIAL SUMMARY

(Amounts in Thousands, Except Per Share Data)

	YEARS ENDED
	May 29, 2005(1)	May 30, 2004(1)(2)	June 1, 2003(1)(3)	June 2, 2002(1)	June 3, 2001(4)(1)
Net sales	$37,216	$35,361	$35,996	$36,080	$78,231
Gross profit	10,139	8,173	6,895	6,474	16,824
Operating expenses	12,003	13,249	14,069	10,338	12,702
Operating income (loss)	(1,864)	(5,076)	(7,174)	(3,864)	4,122
Nonoperating income (expense)	(518)	(415)	(284)	(127)	(188)
Income (loss) before income taxes	(2,382)	(5,491)	(7,458)	(3,991)	3,934
Income tax expense (benefit)	8	60	(340)	(819)	1,355
Cumulative effect of accounting change, net of tax					(50)
Income (loss) from continuing operations	(2,390)	(5,551)	(7,118)	(3,172)	2,529
Discontinued operations	(2,595)	150	(446)	(392)	(333)
Net Income (loss)	(4,985)	(5,401)	(7,564)	(3,564)	2,196
Redeemable convertible preferred stock dividends	(145)	(145)	(128)	—	—
Net income (loss) applicable to common stockholders	$(5,130)	$(5,546)	$(7,692)	$(3,564)	$2,196
Net income (loss) per share from continuing operations:
Basic	$(.53)	$(1.22)	$(1.58)	$(0.70)	$0.56
Diluted	(.53)	(1.22)	(1.58)	(0.70)	0.54
Total assets	$16,807	$29,835	$33,065	$36,697	$43,457
Property, plant and equipment, net	2,375	6,126	8,427	7,298	6,524
Working capital	5,856	5,677	8,431	14,084	17,840
Long-term debt, less current maturities	0	2,313	2,483	2,754	3,035
Stockholders' equity	7,950	11,937	17,319	24,753	28,129

(1)          The years have been adjusted to reflect the Company’s Korean subsidiary as discontinued operations.

(2)          The 2004 results include exit costs of $2,064.

(3)          The 2003 results include a goodwill impairment charge of $1,153.

(4)          The 2001 results include a noncash, pretax cumulative effect of accounting change related to the adoption of Staff Accounting Bulletin No. 101 of $77 expense ($50 after tax, or $0.01 per share).  The 2001 results include 53 weeks of activity.

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

Revenue Recognition—The Company’s policy is to recognize revenue for product sales when title transfers and risk of loss has passed to the customer, which is generally upon acceptance of the product by the overseas freight carrier. The Company’s policies comply with the guidance provided by Staff Accounting Bulletin No. 104, Revenue Recognition, issued by the Securities and Exchange Commission. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of uncollectibility is minimal.

Inventory Valuation—Inventory is written down for estimated surplus and discontinued inventory items. The amount of the write-down is determined by analyzing historical and projected sales information, plans for discontinued products and other factors. Changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item.

Allowance for Doubtful Accounts—An allowance is established for estimated uncollectible accounts receivable. The required allowance is determined by reviewing customer accounts and making estimates of amounts that may be uncollectible. Factors considered in determining the amount of the reserve include the age of the receivable, the financial condition of the customer, general business, economic and political conditions, and other relevant facts and circumstances. Unexpected changes in the aforementioned factors would result in materially different amounts for this item.

Product Warranties—The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance over a specified period of time, up to 36 months, at no cost to the Company’s customers. The Company’s policy is to establish warranty reserves at levels that represent its estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. The Company believes that its recorded liabilities are adequate to cover its future cost of materials, and overhead for the servicing of its products sold through that date. If there is an actual product failure, or material or service delivery costs differ from the Company’s estimates, its warranty liability would need to be revised accordingly.

Deferred Taxes—Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  Deferred tax assets are reduced by a valuation allowance if it is likely that some portion or the entire deferred tax asset will not be realized.  Based upon prior taxable income and estimates of future taxable income, the

Company has determined that it is likely that the net deferred tax asset will not be realized in the future.  Thus a full valuation allowance has been established.  If actual taxable income varies from these estimates, the Company may be required to change the valuation allowance against the deferred tax assets resulting in a change in income tax benefit, which will be recorded in the consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stockholders of $5,129,917 in 2005 and $5,545,646 in 2004 and at May 29, 2005 had an accumulated deficit of $13,450,961. The Company generated $1,480,000 of cash from operating activities in 2005. In May 2005 the Company sold its Korean subsidiary and its Minneapolis headquarter building. The sale of the Korean subsidiary resulted in the receipt of cash from JEC Korea Co., Ltd. of $1,472,039 and a secured note for $2,250,000. The sale of the Minneapolis headquarter building resulted in the receipt of cash from Dane Industries Inc. of $3,850,000, of which $2,509,203 was used to pay the mortgage. During May 2005 the Company paid off the bank debt in the United States and at May 29, 2005 the Company’s bank debt was $289,628, all applicable to its China operations. The Company continues to have a $7,000,000 line-of-credit agreement with Wells Fargo Bank in Minneapolis that runs through December 4, 2006.

Based on available funds, current plans and business conditions, management believes the Company’s available cash and amounts generated from operations and bank borrowings, will be sufficient to meet the Company’s cash requirements for the next twelve months and in the foreseeable future. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

The following table summarizes the Company’s working capital position at May 29, 2005 and May 30, 2004:

	May 29, 2005	May 30, 2004
	(US Dollars in Thousands)
Working capital	5,856	5,677
Cash and cash equivalents	2,191	837
Cash provided by (used in) operations	1,480	(950)
Unutilized bank credit facility	3,357	1,489

Current Working Capital Position

At May 29, 2005, the Company had current assets of $12,638,522 and current liabilities of $6,782,333 representing working capital of $5,856,189 and a current ratio of 1.9. This represents an increase in working capital of $179,000 from $5,677,000 at May 30, 2004. The Company relies on its credit facilities as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has not committed to any material capital expenditures as of May 29, 2005.

Cash and Investments:   At May 29, 2005, the Company had cash and securities totaling $2,191,000, up from $837,000 at May 30, 2004. The increase in cash was principally due to the cash receipts from the sale of the Korean subsidiary and the Minneapolis headquarters building.

Credit Facility:   The Company maintains a credit facility with Wells Fargo Bank N.A., which is an asset-based credit facility of $7,000,000, secured by all company assets. The borrowing base is eligible trade receivables. At May 29, 2005 there were no borrowings compared to borrowings of $1,965,000 at May 30,

2004. The financing agreement contains financial covenants. These covenants require the Company, among other things, to maintain a minimum capital/equity base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2005, the Company’s actual net book worth and income before taxes did not meet the minimum of the credit agreement. The minimum net book worth covenant was $13,809,000 and the minimum income before taxes covenant was a loss of $573,000. The Company has received a waiver and amendment for these covenants. Following the August 31, 2005 waiver, the Company believes the provisions imposed by this credit agreement are achievable based on the Company’s expected operating results for the next year.

CASH FLOWS FOR FISCAL 2005

Operations:   Operations provided $1,480,000 of cash during fiscal 2005 due principally to the following activities: (1) the loss, net of non-cash charges for: depreciation of $518,000, loss on the sale of Minneapolis headquarter’s building of $137,000, loss on the sale of Korean subsidiary of $2,442,000 and an increase in the provision for bad debts on trade receivables of $490,000 used cash of $1,398,000; (2) net changes of current assets and current liabilities provided $2,387,000 of cash, and (3) the discontinued Korean operation provided $470,000 of cash.

Investing Activities:   Proceeds from the sale of the Korean subsidiary and Minneapolis headquarters building less amounts spent for tooling and test equipment provided $4,523,000 of cash.

Financing Activities:   Financing activities used cash of $4,648,000, with repayments for bank borrowings of $1,965,000 and principal payments on long-term debt of $2,483,000, principally the mortgage debt on the Minneapolis building, representing the major financing activities for the year.

Effect of Foreign Currency Exchange Rate Fluctuations:   The effect of translating the Chinese financial statements, which were prepared in Chinese Yuan (Yuan) to U.S. Dollars, had minimal effect on cash for the year.

RESULTS OF OPERATIONS

Recent Events—During June 2005 the Company became aware of accounting errors in its China operations that resulted in an understatement of the loss applicable to common stockholders of $593,000 for fiscal year 2004 and $425,000 for the first three quarters of fiscal year 2005 compared to results that were originally reported. The sale of the Company’s Korean subsidiary in May 2005, required adjustments to the financial statements to present Korean operations as “discontinued operations”.

Fiscal Year Ended May 29, 2005

			Increase	Increase
	Fiscal 2005	Fiscal 2004	Amount	Percent
	($000)
Net Sales	$37,216	$35,361	$1,855	5%
Operating Loss	$(1,864)	$(5,076)	$3,212	63%

Net sales were $37,216,000 for fiscal 2005, up 5% from fiscal 2004 of $35,361,000. During fiscal year 2005 the Company saw a growth in the number of medical equipment customers and the start of a recovery in business activity in the data communications area.

The gross profit margin was 27.2% for fiscal 2005 compared to 23.1% for fiscal 2004. The improvement in gross profit margin is partially due to lower production costs in China compared to U.S. manufacturing, which was discontinued in the early months of fiscal year 2004. The consolidation of manufacturing operations to Asian locations has started to produce some efficiencies and cost savings during fiscal year 2005 that were not enjoyed in the early quarters of fiscal year 2004, of approximately $650,000.

Operating expenses, in total, decreased to $12,002,000 during fiscal 2005, down from $13,249,000 in fiscal 2004, which included $2,064,000 of exit costs, which did not repeat in fiscal 2005. During fiscal 2005 general and administrative costs were $5,641,000 compared to $4,769,000 in the previous fiscal year. Some of the more significant expense increases in general and administrative expenses during fiscal 2005 included outside consultants for the start of Sarbanes-Oxley compliance of $210,000, one year’s severance pay and related taxes for the former general manager of the Korean subsidiary of $164,000 and an increase to the bad debt allowance of $490,000.

The Company’s order backlog at May 29, 2005 was $9,678,000, down 3.5% from May 30, 2004 of $10,027,000.

Interest expenses were $407,000 during fiscal 2005, about the same as the $411,000 in fiscal 2004. Other expenses of  $111,000 during fiscal 2005, included the $137,000 loss on sale of the Minneapolis headquarter building.

CASH FLOWS FOR FISCAL 2004

Operations:   Operations used $950,000 of cash during fiscal 2004 due principally to the following activities: (1) the loss, net of non-cash charges for: depreciation of $872,000, and asset impairment of $1,742,000 used cash of $2,786,000; (2) net changes of current assets and current liabilities provided $1,443,000 of cash, and (3) the discontinued Korean operation provided $375,000 of cash.

Investing Activities:   The purchase of tooling and test equipment used $322,000 of cash, including $9,000 from discontinued operations.

Financing Activities:   Net bank borrowings provided $1,965,000 of cash and repayments on long-term debt used $270,000.  Discontinued Korean operations used $507,000 of cash, principally repayments on the credit facility.

Effect of Foreign Currency Exchange Rate Fluctuations:   The effect was minimal on cash for the year.

RESULTS OF OPERATIONS

Fiscal Year Ended May 30, 2004

			Increase/	(Decrease)
	Fiscal 2004	Fiscal 2003	Amount	Percent
	($000)
Net Sales	$35,361	$35,996	$(635)	(2%)
Operating Loss	$(5,076)	$(7,174)	$2,098	29%

Net sales were $35,361,000 for fiscal 2004, down 2% from $35,996,000 for fiscal 2003. The Korean subsidiary, which has been treated as discontinued operations and excluded from the above revenue figures, had a sales increase of $4,265,000 in fiscal 2004 compared to fiscal 2003.

The gross profit margin was 23.1% for fiscal 2004, compared to 19.2% for fiscal 2003. The gross profit margin in fiscal 2004 increased $797,000 from cost reductions related to the exit of manufacturing activities in Minneapolis, reduced by inventory write-downs of $545,000 for such exit. Increased business volume in North America contributed approximately $311,000 to fiscal 2004 gross profit margins. Fiscal 2003 gross margins were adversely affected by $740,000 from the acquisition of Power General.

Operating expenses decreased to $13,249,000 in fiscal 2004, compared to $14,069,000 in fiscal 2003. The fiscal year 2003 had a goodwill impairment charge of $1,153,000, which did not repeat in fiscal 2004. The fiscal 2004 operating expenses include $2,064,000 of exit costs related to the discontinuance of manufacturing activities in Minneapolis. Severance pay for employees affected by this exit is included in the $2,064,000 amount.

The Company’s order backlog at May 30, 2004 was $10,027,000 compared to $13,850,000 at June 1, 2003. The backlog decrease is principally the result of many customers ordering on a just in time basis.

Increased bank debt during fiscal 2004, compared to fiscal 2003 resulted in interest expense of $411,000 for fiscal 2004, compared to $264,000 in fiscal 2003.

Information About Revenue by Geography

Revenue from the U.S., from each foreign country that is a source of significant revenue, and from all other foreign countries as a group are as follows:

	Fiscal Year Ended	Fiscal Year Ended
	May 29, 2005	May 30, 2004
	($000)	($000)
U.S.	$27,062	$26,702
China	4,305	3,567
Canada	1,281	1,182
Ireland	1,533	983
Belgium	97	22
Other Foreign	2,938	2,905
Total	$37,216	$35,361

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligation to pay for trade receivable invoices.

Impact of Foreign Operations and Currency Changes

Products manufactured by the Company’s Chinese subsidiaries comprise a large portion of total sales. The Company will experience normal valuation changes as the Chinese currency fluctuates. The effect of translating the Chinese financial statements had minimal effect for the year.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations and commercial commitments as of May 29, 2005 (in thousands):

	Payment due by Period
	Total	1 Year	2 Years	3 Years	After 3 Years
Contractual Obligations:
Long-term debt	$290	290	0	0	0
Operating leases	1,079	444	435	200	0
Total Contractual Obligations	$1,369	$734	$435	$200	0

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company experiences foreign currency gains and losses, which are reflected in the financial statements, due to the strengthening and weakening of the U.S. Dollar against currencies of the Company’s foreign subsidiaries. To date, the effect of translating the Chinese financial statements, which were prepared in Chinese Yuan to U.S. Dollars, has had minimal effect on the Company’s financial position. There are no assurances that future results will not be significantly affected by future exchange rates between the Chinese Yuan and U.S. Dollar.

The Company has bank borrowing facilities which have variable interest rate terms. For every $1,000,000 of bank debt, an interest rate increase of 1% would result in $10,000 of additional expense.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(a) Financial Statements

Index to Consolidated Financial Statements

		Page
*	Report of Independent Registered Public Accounting Firm—Grant Thornton LLP	23
*	Report of Independent Registered Public Accounting Firm—Deloitte Anjin LLC	24
*	Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	25
*	Consolidated Balance Sheets, May 29, 2005 and May 30, 2004	26-27
*	Consolidated Statements of Operations, Years Ended May 29, 2005, May 30, 2004, and June 1, 2003	28
*	Consolidated Statements of Stockholders’ Equity, Years Ended May 29, 2005, May 30, 2004, and June 1, 2003	29
*	Consolidated Statements of Cash Flows, Years Ended May 29, 2005, May 30, 2004, and June 1, 2003	30
*	Notes to Consolidated Financial Statements	31
(b) Supplemental Financial Information
*	Quarterly Financial Data	44-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ault Incorporated and Subsidiaries

We have audited the consolidated balance sheets of Ault Incorporated and subsidiaries (a Minnesota corporation) as of May 29, 2005 and May 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2004 financial statements of Ault Korea Corporation, a wholly-owned subsidiary, presented as discontinued operations, which statements reflect total assets and revenues constituting 37 percent and 22 percent, respectively, of the related consolidated totals as of and for the year ended May 30, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 2004 amounts included for the Ault Korea Corporation is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits, and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ault Incorporated and subsidiaries as of May 29, 2005 and May 30, 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the years ended May 29, 2005 and May 30, 2004. In our opinion, based on our audits and the report of other auditors, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

Grant Thornton LLP

Minneapolis, Minnesota
August 8, 2005

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

As described in Note 6 to the financial statements, the Company sells a substantial portion of its finished goods to and purchases raw materials from related parties. For the year ended April 30, 2004, sales to related parties totaled KRW7,438 million and purchases from related parties totaled KRW993 million. As of April 30 2004, the related accounts receivable were KRW2,398 million and the related accounts payable, including long-term accounts payable, were KRW5,215 million. In addition, as of April 30, 2004, loans provided to related parties were KRW163 million.

Deloitte Anjin LLC

Seoul, Republic of Korea
June 1, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Ault Incorporated and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated statement of operations, stockholders’ equity, and cash flows of Ault Incorporated and Subsidiaries (the “Company”) for the fiscal year ended June 1, 2003. Our audit also included the information for the fiscal year ended June 1, 2003, in the financial statement schedule listed in the index as Item 15.(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Ault Incorporated and Subsidiaries for the fiscal year ended June 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the fiscal year ended June 1, 2003

Deloitte & Touche LLP

Minneapolis, Minnesota
August 18, 2003 (October 4, 2005, as to the information
  for the year ended June 1, 2003, in Note 2)

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MAY 29, 2005 AND MAY 30, 2004

	May 29, 2005	May 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,191,422	$836,827
Trade receivables, less allowance for doubtful accounts of $781,000 in 2005; $291,000 in 2004	5,766,027	5,902,849
Inventories	3,377,431	4,898,167
Note receivable for sale of Korean operations—current portion	562,500	0
Prepaid and other expenses	741,142	946,131
Assets related to discontinued operations	0	6,401,010
Total current assets	12,638,522	18,984,984
PROPERTY, PLANT AND EQUIPMENT:
Land	0	728,827
Building and leasehold improvements	763,856	4,058,852
Machinery and equipment	5,313,815	5,585,855
Office furniture and equipment	344,406	402,713
Data processing/computer equipment	1,629,681	1,450,937
Total property, plant and equipment	8,051,758	12,227,184
Less accumulated depreciation	5,676,8165	6,101,074
Net property, plant and equipment	2,374,942	6,126,110
OTHER ASSETS	105,694	145,913
NOTE RECEIVABLE FROM SALE OF KOREAN OPERATIONS	1,687,500	0
NON-CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	0	4,578,284
TOTAL ASSETS	$16,806,658	$29,835,291

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
MAY 29, 2005 AND MAY 30, 2004

	May 29, 2005	May 30, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to bank	$0	$1,965,464
Current maturities of long-term debt	289,628	459,969
Accounts payable	4,892,093	3,914,782
Accrued compensation	978,192	776,561
Accrued commissions	272,103	280,794
Other	350,317	486,981
Liabilities related to discontinued operations	0	5,423,447
Total current liabilities	6,782,333	13,307,998
LONG-TERM DEBT, less current maturities	0	2,312,892
NON-CURRENT LIABILITIES RELATED TO DISCONTINUED
OPERATIONS	0	203,465
REDEEMABLE CONVERTIBLE PREFERRED STOCK liquidation preference of $1,000 per share	2,074,000	2,074,000
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 1,000,000 shares; none issued	0	0
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,806,116 shares in 2005; 4,705,083 shares in 2004	21,390,135	21,172,717
Notes receivable arising from the sale of common stock	(44,227)	(45,000)
Accumulated other comprehensive income (loss)	55,378	(869,737)
Accumulated deficit	(13,450,961)	(8,321,044)
Total stockholders’ equity	7,950,325	11,936,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,806,658	$29,835,291

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

	May 29, 2005	May 30, 2004	June 1, 2003
NET SALES	$37,215,509	$35,360,584	$35,995,845
COST OF GOODS SOLD	27,076,924	27,188,047	29,100,551
Gross profit	10,138,585	8,172,537	6,895,294
OPERATING EXPENSES:
Marketing	3,366,104	3,359,864	4,148,850
Design engineering	2,994,967	3,056,132	3,711,085
General and administrative	5,641,570	4,768,967	5,056,230
Exit costs	0	2,063,998	0
Goodwill impairment	0	0	1,153,153
	12,002,641	13,248,961	14,069,318
OPERATING LOSS	(1,864,056)	(5,076,424)	(7,174,024)
OTHER INCOME (EXPENSE):
Interest expense	(407,167)	(411,472)	(264,569)
Interest income	0	0	24,894
Other	(110,905)	(3,188)	(43,894)
	(518,072)	(414,660)	(283,569)
LOSS BEFORE INCOME TAXES	(2,382,128)	(5,491,084)	(7,457,593)
INCOME TAX EXPENSE (BENEFIT)	7,534	59,989	(340,200)
LOSS FROM CONTINUING OPERATIONS	(2,389,662)	(5,551,073)	(7,117,393)
DISCONTINUED OPERATIONS:
Income (loss), from Korean operations net of tax benefit of $13,127 in 2004	(153,075)	150,607	(446,438)
Loss from sale of Korean operations	(2,442,000)	0	0
NET LOSS	(4,984,737)	(5,400,466)	(7,563,831)
REDEEMABLE CONVERTIBLE PREFERRED
STOCK DIVIDENDS	(145,180)	(145,180)	(128,242)
NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS	$(5,129,917)	$(5,545,646)	$(7,692,073)
NET BASIC AND DILUTED LOSS PER COMMON SHARE:
From continuing operations	$(0.53)	$(1.22)	$(1.58)
From discontinued operations	$(0.54)	$0.03	$(0.09)
Net basic and diluted loss per common share	$(1.07)	$(1.19)	$(1.67)
Weighted average common shares outstanding:
Basic	4,776,075	4,679,570	4,596,882
Diluted	4,776,075	4,679,570	4,596,882

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS NEDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

			Notes		Accumulated
			Receivable	Retained	Other
			from Sale	Earnings/	Comprehensive	Total
	Common Stock		of Common	Accumulated	Income	Stockholders’
	Shares	Amount	Stock	Deficit	(Loss)	Equity
BALANCE AT JUNE 2, 2002	4,563,610	$20,857,629	$(100,000)	$4,916,675	$(921,572)	$24,752,732
Comprehensive loss:
Net loss				(7,692,073)		(7,692,073)
Net change in foreign currency translation adjustment					35,122	35,122
Total comprehensive loss						(7,656,951)
Issuance of 33,712 shares of common stock in accordance with stock purchase plan and stock option plan	33,712	59,648				59,648
Write-off of stock receivable			55,000			55,000
Issuance of 51,177 shares of common stock in accordance with redeemable preferred stock	51,177	108,885				108,885
BALANCE AT JUNE 1, 2003	4,648,499	21,026,162	(45,000)	(2,775,398)	(886,450)	17,319,314
Comprehensive loss:
Net loss				(5,400,466)		(5,400,466)
Net change in foreign currency translation adjustment					16,713	16,713
Total comprehensive loss						(5,383,753)
Issuance of 1,000 shares of common stock in accordance with stock purchase plan and stock option plan	1,000	1,375				1,375
Issuance of 55,584 shares of common stock in accordance with redeemable preferred stock	55,584	145,180		(145,180)		0
BALANCE AT MAY 30, 2004	4,705,083	21,172,717	(45,000)	(8,321,044)	(869,737)	11,936,936
Comprehensive loss:
Net loss				(4,984,737)		(4,984,737)
Net change in foreign currency translation adjustment					925,115	925,115
Total comprehensive loss						(4,059,622)
Issuance of 48,875 shares of common stock in accordance with stock purchase plan and stock option plan	48,875	72,238				72,238
Issuance of 52,158 shares of common stock in accordance with redeemable preferred stock	52,158	145,180		(145,180)		0
Payment of stock receivable			773			773
BALANCE AT MAY 29, 2005	4,806,116	$21,390,135	$(44,227)	$(13,450,961)	$55,378	$7,950,325

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

	May 29,	May 30,	June 1,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,984,737)	$(5,400,466)	$(7,563,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	517,990	872,276	721,439
Asset impairment	—	1,742,470	—
Loss from the sale of headquarter building	136,736	—	—
Loss from the sale of Korean subsidiary	2,442,000	—	—
Allowance for doubtful accounts	490,000	24,000	95,000
Goodwill impairment	—	—	1,153,153
Deferred taxes	—	—	(1,242)
Change in assets and liabilities, net of effect of acquisition:
(Increase) decrease in:
Trade receivables	(353,089)	109,640	(192,202)
Inventories	1,480,840	1,711,061	(431,072)
Prepaid and other expenses	246,088	(278,617)	63,357
Increase (decrease) in:
Accounts payable	977,156	(335,604)	1,610,609
Accrued expenses	56,258	230,355	365,748
Income taxes	—	—	582,450
Discontinued operations	470,453	375,207	540,519
Net cash provided by (used in) operating activities	1,479,695	(949,680)	(3,056,072)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(347,055)	(313,571)	(253,006)
Power General acquisition, net of cash acquired	—	—	(366,000)
Proceeds from sale of Korean subsidiary	1,472,039	—	—
Proceeds from sale of headquarter building	3,443,489	—	—
Discontinued operations	(45,442)	(8,791)	(19,861)
Net cash used in investing activities	4,523,031	(322,362)	(638,867)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving credit agreement	(1,965,464)	1,965,464	289,607
Write-off of notes receivable arising from the sale of common stock	—	—	55,000
Payment of notes receivable arising from the sale of common stock	773	—	—
Proceeds from issuance of common stock	72,238	1,375	59,648
Principal payments on long-term borrowings	(2,483,254)	(270,493)	(281,507)
Discontinued operations	(272,463)	(507,428)	—
Net cash provided by (used in) financing activities	(4,648,170)	1,188,918	122,748
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	39	(20)	(612)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,354,595	(83,144)	(3,572,803)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	836,827	919,971	4,492,774
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,191,422	$836,827	$919,971
NON-CASH TRANSACTION:
Issuance of redeemable convertible preferred stock to acquire Power General	$—	$—	$2,074,000
Issuance of common stock to pay preferred stock dividends	145,180	145,180	108,885
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	407,167	606,516	434,714
Taxes	—	46,862	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

1.   NATURE OF BUSINESS, LIQUIDITY, AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—Ault Incorporated and Subsidiaries (Ault or the Company) operate in one business segment which includes the design, manufacturing, and marketing of power conversion products, principally to original equipment manufacturers of data communications equipment, microcomputers and related peripherals, telecommunications equipment, and portable medical equipment. Sales are to customers worldwide, and credit is granted based upon the credit policies of the Company.

Liquidity—The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stockholders of $5,129,917 in 2005 and $5,545,646 in 2004 and at May 29, 2005 had an accumulated deficit of $13,450,961. The Company generated $1,480,000 of cash from operating activities in 2005. In May 2005 the Company sold its Korean subsidiary and its Minneapolis headquarter building. The sale of the Korean subsidiary resulted in the receipt of cash from JEC Korea Co., Ltd. of $1,472,039 and a secured note for $2,250,000. The gross proceeds of $3.85 million from the sale of the Minneapolis headquarter building was used to pay off the mortgage balance of $2,509,000 and $255,000 of transaction expenses, which included the realtors’ commissions, leaving net cash proceeds of $1,086,000 for the Company. During May 2005 the Company paid off the bank debt in the United States and at May 29, 2005 the Company’s bank debt was $289,628, all applicable to its China operations. The Company continues to have a $7,000,000 line-of-credit agreement with Wells Fargo Bank in Minneapolis that runs through December 4, 2006.

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

A summary of the Company’s significant accounting policies follows:

Principles of Consolidation—The consolidated financial statements include the accounts of Ault Incorporated and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The foreign currency translation adjustment represents the translation into United States dollars of the Company’s investment in the net assets of its foreign subsidiaries.

Fiscal Year—The Company operates on a 52 to 53-week fiscal year. The fiscal years for the financial statements presented end on May 29, 2005, May 30, 2004, and June 1, 2003. All years presented contain 52 weeks. The Company’s foreign subsidiaries have an April 30 fiscal year-end, and the Company consolidates the subsidiaries for financial reporting purposes on a one-month lag basis to facilitate timely and accurate consolidation and in order to meet financial reporting deadlines of the Company.

Cash and Cash Equivalents—The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of short-term commercial paper.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

The Company maintained cash at various financial institutions located in China totaling $545,362 and $553,807 at May 29, 2005 and May 30, 2004.

Accounts Receivable—The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers based on financial position, past history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company maintains allowances for potential credit losses which, when realized, have generally been within management expectations. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories—Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include material, labor, and manufacturing overhead.

Depreciation—Depreciation is based on the estimated useful lives of the individual assets and is calculated on the straight-line method for financial reporting and accelerated methods for tax purposes. The estimated useful lives are as follows:

Years
Building	36
Machinery and equipment	3-10
Office furniture and equipment	5-15
Data processing equipment	3-5
Leasehold improvement	Lease term

Financial Instruments—The fair value of the long-term debt is estimated based on the use of discounted cash flow analysis using interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. Management estimates the carrying value of the long-term debt approximates fair value. All other financial instruments approximate fair value because of the short-term nature of these instruments.

Revenue Recognition—The Company recognizes revenue at the shipping point for sales to customers located within the Company’s or subsidiaries’ country of domicile. For sales to customers outside of the Company’s or subsidiaries’ country of domicile, the Company recognizes revenue at the time risk of ownership passes. All of the Company’s product held by distributors are stocked for OEM’s and the sales terms are noncancelable, and nonreturnable. Payment terms for distributors are no different than other customers, 0.5% 10 net 30.

Freight—Customer billings for freight are included in sales, and the freight costs are included in costs of sales.

Design Engineering—Design engineering costs are those incurred for research, design, and development of new products and redesign of existing products. These costs are expensed as incurred.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

Advertising Expense—The Company expenses advertising costs as incurred. Advertising expenses of approximately $13,000, $129,000, and $76,000 were charged to operations during the years ended May 29, 2005, May 30, 2004, and June 1, 2003, respectively.

Stock Compensation—The Company’s 1986 and 1996 stock option plans have reserved 600,000 and 1,500,000 common shares, for issuance under qualified and nonqualified stock options for its key employees and directors. Option prices are determined by the market value of the stock at the time the option was granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

The intrinsic value method is used to value the stock option grants to employees and directors. No compensation cost has been recognized for the stock option plans, as all options have been issued with exercised prices at or above fair value. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2005, 2004, and 2003, the Company’s net loss and net loss per share would have changed to the pro forma amounts indicated below:

	May 29,	May 30,	June 1,
	2005	2004	2003
Net loss applicable to common stockholders:
As reported	$(5,129,917)	$(5,545,646)	$(7,692,073)
Pro forma	(5,335,874)	(5,806,664)	(8,092,340)
Per share, basic, as reported	(1.07)	(1.19)	(1.67)
Per share, diluted, as reported	(1.07)	(1.19)	(1.67)
Per share, basic, pro forma	(1.12)	(1.24)	(1.76)
Per share, diluted, pro forma	(1.12)	(1.24)	(1.76)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004, and 2003:

	May 29,	May 30,	June 1,
	2005	2004	2003
Expected dividend yields	$—	$—	$—
Expected stock price volatility	68.95%	71.01%	73.63%
Risk-free interest rate	3.33%	2.77%	2.01%
Expected life of options	7.29 years	7.48 years	7.55 years

Long-Lived Assets—The Company reviews its long-lived assets annually to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future undiscounted cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

Net Loss per Share—Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

net loss by the weighted-average number of common shares outstanding during the period adjusted by common share equivalents related to stock options and warrants. Options to purchase 1,265,626, 1,187,826, and 1,093,426, shares of common stock were outstanding at the fiscal years ended May 29, 2005, May 30, 2004, and June 1, 2003, but were excluded from the computation of common stock equivalents because they were anti-dilutive.

The following table reflects the calculation of basic and diluted net loss per share:

	May 29,	May 30,	June 1,
	2005	2004	2003
Numerator—
Net loss applicable to common stockholders	$(5,129,917)	$(5,545,646)	$(7,692,073)
Denominator: Basic—weighted-average shares outstanding	4,776,075	4,679,570	4,596,882
Effect of dilutive shares:
Stock options outstanding and employee stock purchase plan	0	0	0
Diluted—weighted-average shares outstanding	4,776,075	4,679,570	4,596,882
Basic net loss per share	$(1.07)	$(1.19)	$(1.67)
Diluted net loss per share	$(1.07)	$(1.19)	$(1.67)

The numerator for net loss for continuing operations includes loss from continuing operations and preferred stock dividends.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Loss—The Company’s fiscal 2005 comprehensive loss consists of net loss and foreign currency translation adjustments.

Foreign Currency Translation—The Company’s international subsidiaries have United States dollars as their functional currency. Specific transactions that are denominated in the foreign currency are translated at the current exchange rate.

2.                 DISCONTINUED OPERATIONS

On May 20, 2005, the Company completed the sale of its wholly owned subsidiary, Ault Korea Corporation (“Ault Korea”), to JEC Korea Co., Ltd (“JEC”) for $3.7 million. The agreement includes the receipt of $1,472,000 in cash and a secured note in the amount of $2,250,000. The transaction resulted in a loss of approximately $2,442,000 and the reclassification of the Korean subsidiary activity as “discontinued operations” for all periods presented.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

The sale includes all assets and liabilities of Ault Korea Corporation and the use of the “Ault Korea” name in Korea for a period of three years. Ault Korea includes the property in Seoul, South Korea and approximately 110 employees. As part of the terms of the agreement, JEC has the rights to sell power conversion products in Korea while Ault will have rights to sell the same power conversion products throughout the rest of the world. Prior to this transaction, JEC was a supplier of Ault, but otherwise no material relationship existed between Ault and JEC, or their respective affiliates, directors or officers, or any associates of their directors and officers.

The secured note receivable is scheduled to be paid in four equal installments of $562,500 in December 2005, June 2006, December 2006 and the final installment in June 2007.

Revenues and results of operations for the Korean subsidiary for the most recent three fiscal years include the following:

	Year Ended	Year Ended	Year Ended
	May 29, 2005	May 30, 2004	June 1, 2003
Net Sales	$12, 973.692	$9,748,493	$5,483,165
Income (Loss) from Discontinued Operations	$(153,075)	$150,607	$(446,438)

The balance sheet information of discontinued operations includes the following:

May 30, 2004
Current Assets related to Discontinued Operations:
Cash	$221,339
Accounts Receivable	2,496,526
Inventories	3,245,461
Prepaid and Other Expenses	437,684
Total Current Assets	$6,401,010
Non-Current Assets Related to Discontinued Operations:
Property, Plant and Equipment, net	$4,546,432
Other Assets	31,852
Total Non-Current Assets	$4,578,284
Current Liabilities Related to Discontinued Operations:
Notes Payable to Bank	$2,685,003
Accounts Payable	2,350,260
Accrued Compensation	388,184
Total Current Liabilities	$5,423,447
Non-Current Liabilities Related to Discontinued Operations:
Other Long-Term Liabilities	$203,465

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

3.                 INVENTORIES

The components of inventory are as follows:

	May 29,	May 30,
	2005	2004
Raw materials	$1,701,154	$2,870,393
Work-in-process	513,986	115,847
Finished goods	1,162,291	1,911,927
	$3,377,431	$4,898,167

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

	May 29,	May 30,
	2005	2004
Beginning Balance	$125	$134
Charges and Costs Accrued	113	14
Less Repair Costs Incurred	(104)	(23)
Ending Balance	$134	$125

5.                 FINANCING ARRANGEMENT AND LONG-TERM DEBT

Financing Arrangement—The Company has a financing agreement, which includes a $7,000,000 revolving line-of-credit agreement through December 4, 2006. Interest on advances is at the prime rate plus 2% (prime plus 5% default rate). The rate at May 29, 2005 was 8.00% and on May 30, 2004 the rate was 6.00%. All advances are due on demand and are collateralized by all assets of the Company.  The availability of the line is based on the outstanding receivables of the Company; the amount available at May 29, 2005 was $3,357,000. There was nothing outstanding on this line-of-credit at May 29, 2005. The Company’s financing agreement contains financial covenants. These covenants require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2005, the Company’s actual net book worth and income before taxes did not meet the minimum of the credit agreement. The Company received a waiver and amendment for these covenants. Following the August 2005 waiver, the Company believes the provisions imposed by this credit agreement are achievable based on the Company’s expected operating results for the next year.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

Long-Term Debt—

	May 29,	May 30,
	2005	2004
5.3% uncollateralized term loan to bank, due in January 2006	$289,628	$289,607
8.05% term loan to financing company, paid in full in May 2005	—	2,465,062
7.94% term loan to bank, paid in full in September 2004	—	18,192
Total	289,628	2,772,861
Less current maturities	289,628	459,969
	$—	$2,312,892

6.                 PLANT CLOSING

On July 17, 2003, the Company announced the consolidation of its manufacturing operations. The consolidation included the closing of its Minneapolis production operations, eliminating approximately 40 jobs in assembly, equipment maintenance, procurement and administrative support and the integration of production into Ault’s other manufacturing plants. The consolidation was completed at the end of February 2004. Ault’s engineering, documentation, safety certification/reliability, sales, marketing and administrative services remain at the Minneapolis headquarters facility. The consolidation was implemented to reduce expenses, improve cash flow and help return the Company to profitability.

As a result of these decisions, the Company recorded charges in fiscal year 2004 of $301,000, for severance related to workforce reductions of approximately 40 employees, $1,743,000 for asset impairment write down, $545,000 for obsolete inventory, and $20,000 related to other costs associated with the  restructuring. Costs of $15,000 related to the restructuring were paid in fiscal 2005.

A summary of the restructuring activity during the year ending May 29, 2005 is as follows:

		Current Period		Restructuring
	Balance at	Restructuring	Paid/	Liabilities at
	May 31, 2004	Charges	Expensed	May 29, 2005
Employee termination costs	$15,000	$—	$15,000	$—

7.                 INCOME TAXES

Pretax income (loss) for domestic and foreign operations was as follows:

	May 29,	May 30,	June 1,
	2005	2004	2003
Domestic	$(3,712,746)	$(4,607,298)	$(6,549,516)
Foreign	(1,264,457)	(733,179)	(1,354,515)
Total	$(4,977,203)	$(5,340,477)	$(7,904,031)

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

The components of the provision (benefit) for income taxes are as follows:

	May 29,	May 30,	June 1,
	2005	2004	2003
Current:
Domestic	$—	$—	$(340,200)
Foreign	1,167	—	—
State	6,367	59,989	—
Deferred	—	—	—
	$7,534	$59,989	$(340,200)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the fiscal years ended May 29, 2005, May 30, 2004, and June 1, 2003, due to the following:

	May 29,	May 30,	June 1,
	2005	2004	2003
Computed expected tax provision (benefit	$(1,742,000)	$(1,870,000)	$(2,687,000)
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	10,000	5,000	4,888
State income taxes, net of federal benefit	(123,000)	(123,000)	59,000
Foreign taxes	18,000	(20,000)	—
Current year R&D tax credits	—	—	—
Foreign losses not benefited	562,440	292,382	—
Change in valuation allowance	1,258,000	1,363,088	2,282,912
Change in foreign tax rate on deferreds	—	41,718	—
Other	24,094	370,801	—
	$7,534	$59,989	$(340,200)

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

Net deferred taxes consist of the following components:

	May 29,	May 30,
	2005	2004
Deferred tax assets (liabilities):
Current deferred taxes
Allowance for doubtful accounts	$206,000	$106,000
Inventory reserve	166,000	144,000
Accrued vacation	106,000	61,000
Accrued warranty	49,000	45,000
Inventory capitalization	2,000	2,000
Imputed interest	—	77,000
Valuation allowance	(529,000)	(435,000)
Total current deferred taxes	—	—
Long-term deferred taxes
Goodwill deductible for tax	357,000	384,000
Equipment and leasehold improvements	212,000	396,000
Tax credit carryforwards and other	8,000	—
Federal NOL carryforwards	3,959,000	2,592,000
Foreign deferred tax asset	—	—
Foreign deferred liability	—	—
Valuation allowance	(4,536,000)	(3,372,000)
Total long-term deferred taxes	$—	$—

The Company has net operating loss carryforwards of approximately $10,846,000 as of May 29, 2005, with various expiration dates through 2023. Based on prior taxable income and estimates of future taxable income, the Company has determined that it is likely that the net deferred tax asset will not be fully realized in the future. Thus a full valuation allowance has been established.

8.                 EMPLOYEE BENEFIT PLANS

401(k) Employer Match Plan—The Company has a 401(k) plan covering substantially all U.S. employees. The Company is required to match 25% of the employees’ first 6% of contributions and may make additional contributions to the plan to the extent authorized by the Board of Directors. The contribution amounts charged to operating expenses in the fiscal years ended May 29, 2005, May 30, 2004, and June 1, 2003 approximated $46,000, $55,000, and $58,000, respectively.

Stock Purchase Plan—The Company maintains a stock purchase plan in which up to 200,000 shares of common stock may be purchased by employees. The purchase price is equal to the lesser of 85% of the fair market value of the shares on the date the phase commences or 85% of the fair market value of the shares on the termination date of the phase. Each phase is one year from the commencement date of a phase. There were 23,212, and 25,875 shares purchased under this plan during the fiscal years ended June 1, 2003, and May 29, 2005, respectively. No shares were purchased under the plan during the year ended May 30, 2004 due to the phase ending on May 31, 2004.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

9.      REDEEMABLE CONVERTIBLE PREFERRED STOCK

In July 2002, in connection with the purchase of certain assets and liabilities of Power General, the Company issued 2,074 shares of redeemable 7% convertible preferred stock at $1,000 face value. The preferred stock is convertible into common stock at the holders’ option at a conversion price of $4.25 principal amount of preferred stock for each share and has a mandatory redemption of one-third of the outstanding shares of unconverted preferred stock on July 16, 2006, one-half of the remaining outstanding shares on July 16, 2007, and the remaining outstanding shares on July 16, 2008. The dividends on the preferred stock are cumulative and payable quarterly beginning October 15, 2002, and can be paid in cash; however, during the first three years the Company can pay dividends in shares of common stock in lieu of cash based on the fair market value of the common stock at the time the dividends are declared. In fiscal 2005 the Company declared dividends of $145,180, which have been paid with 52,158 shares of common stock. In fiscal 2004 the Company declared dividends of $145,180, which have been paid with 55,584 shares of common stock. In fiscal 2003 the Company declared dividends of $128,242, of which $108,885 have been paid with 51,177 shares of common stock. The preferred stock has a preference in liquidation over common stock. In the event of liquidation or winding up of the Company, the preferred stockholders will receive an amount equal to $1,000 per share plus any unpaid dividends accrued through the date of such event.

10.   STOCK OPTION PLAN

Information relating to all outstanding options as of May 29, 2005, May 30, 2004, and June 1, 2003 is as follows:

	May 29, 2005		May 30, 2004		June 1, 2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,187,826	$5.18	1,093,426	$5.43	978,926	$5.70
Options exercised	(23,000)	1.23	(1,000)	1.38	(10,500)	2.32
Options expired	(1,000)	2.13	(1,000)	1.38	(13,000)	4.00
Options granted	101,800	2.99	96,400	2.34	138,000	3.11
Options outstanding at end of year	1,265,626	$5.08	1,187,826	$5.18	1,093,426	$5.43
Options exercisable at end of year	1,106,828	$5.40	1,030,526	$5.46	905,176	$5.58
Weighted-average fair value of options granted during the year		$2.10		$1.72		$1.94

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

The following table summarizes information about stock options outstanding at May 29, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at May 29, 2005	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at May 29, 2005	Weighted- Average Exercise Price
$1.19 - $1.72	0	0.0	$0.00	0	$0.00
1.73 - 2.58	141,400	2.5	2.31	100,200	2.32
2.59 - 3.45	236,800	3.4	3.07	119,202	3.12
3.46 - 4.31	218,124	3.4	3.78	218,124	3.78
4.32 - 5.17	10,000	3.3	5.06	10,000	5.06
5.18 - 6.03	278,800	4.9	5.82	278,800	5.82
6.04 - 6.90	62,918	1.9	6.52	62,918	6.52
6.91 - 7.76	197,000	3.6	7.38	197,000	7.38
7.77 - 8.63	120,584	2.5	8.44	120,584	8.44
$1.19 - $8.63	1,265,626	3.5	$5.08	1,106,828	$5.40

11.   STOCKHOLDERS’ EQUITY

The Board of Directors is empowered to establish and to designate classes and series of preferred shares and to set the terms of such shares, including terms with respect to redemption, dividends, liquidation, conversion, and voting rights. The Restated Articles of Incorporation provide that the preferred shares are senior to the common shares with respect to dividends and liquidation.

The Company has a shareholders’ rights plan—under which, a Class A, Junior Participating Preferred Stock with no par value was created. In addition, a dividend of one right was declared for each share of common stock at an exercise price of $36 per right and a redemption price of $0.001 per right. Each right is equal to a right to purchase one one-hundredth of a share of the Class A, Junior Participating Preferred Stock. 100,000 shares of preferred stock are reserved for the exercise of the rights. No rights were exercised during the years ended May 29, 2005, May 30, 2004, and June 1, 2003.

The Company has notes receivable from certain officers of the Company arising from the sale of common stock recorded as an offset to stockholders’ equity. During 2003, the Company wrote off $55,000 of such notes as compensation expense.

12.   COMMITMENT AND CONTINGENCIES

Operating Leases—The Company leases certain facilities under operating leases through March 2008. In addition, certain equipment and motor vehicles are leased under operating leases with terms of approximately 36 months.

During May 2005, the Company entered into an agreement for the sale of its headquarter building in Brooklyn Park, Minnesota and the leaseback of a part of that building. The lease is for a twenty-seven month period, and is classified as an operating lease.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

Approximate minimum annual rental commitments at May 29, 2005 are as follows:

2006	$ 444,000
2007	435,000
2008	200,000
$1,079,000

Total rental expense for the fiscal years ended May 29, 2005, May 30, 2004, and June 1, 2003 was approximately $217,000, $227,000, and $393,000 respectively.

13.   SEGMENT INFORMATION AND FOREIGN OPERATIONS

The Company conducts its business within one reportable segment:  the power conversion product industry. Manufacturing of the Company’s products are performed at the Company’s former Korean subsidiary, the Chinese subsidiaries, and certain nonaffiliated companies in China and Thailand. A summary of the Company’s revenues, net income, and identifiable assets by geographic area is presented below:

	May 29,	May 30,	June 1,
	2005	2004	2003
Revenues:
Domestic operations	$33,944,131	$32,385,149	$31,009,020
Asian operations—customers	3,271,378	2,975,435	4,986,825
Asian operations—parent	10,406,081	7,356,824	3,123,908
Eliminations	(10,406,081)	(7,356,824)	(3,123,908)
Consolidated	$37,215,509	$35,360,584	$35,995,845
Net income (loss) applicable to common stockholder:
Domestic operations	$(3,864,293)	$(4,812,467)	$(6,337,558)
Asian operations	(1,112,553)	(885,986)	(908,077)
Discontinued Operations	(153,074)	150,607	(446,438)
Eliminations	3	2,200	—
Consolidated	$(5,129,917)	$(5,545,646)	$(7,692,073)
Identifiable assets:
Domestic operations	$13,653,449	$23,547,646	$27,823,792
Asian operations	8,293,724	9,083,004	7,380,047
Discontinued Operations	—	13,922,280	13,838,483
Eliminations	(5,140,515)	(16,717,639)	(15,977,405)
Consolidated	$16,806,658	$29,835,291	$33,064,917
Long-lived assets:
Domestic operations	$300,984	$4,176,751	$6,493,373
Foreign operations	2,073,958	1,949,359	1,933,912
Consolidated	$2,374,942	$6,126,110	$8,427,285

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

Sales from the subsidiary to the parent company are based upon profit margins, which represent competitive pricing of similar products.

Export Sales—The Company also had foreign export sales amounting to 15.7%, 14.4%, and 12.1% of total sales for the fiscal years ended May 29, 2005, May 30, 2004, and June 1, 2003, respectively.

Other Foreign Production—In addition to the manufacturing done by the Asian subsidiaries, the Company has subcontracting agreements for the purchase of finished assemblies from certain manufacturers in China and Thailand. Total purchases under these agreements were approximately $4,288,000, $5,243,000, and $5,918,000 for the fiscal years ended May 29, 2005, May 30, 2004, and June 1, 2003, respectively.

14.   MAJOR CUSTOMER

The Company had no customers with revenues or accounts receivable of more than 10% of the total during the fiscal years ended May 29, 2005. May 30, 2004 and June 1, 2003

15.   ACQUISITION

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

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

Pro-forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, are (in thousands, except per share data):

Year Ended
June 1,
2003
Revenue	$36,365
Net Loss	(7,899)
Preferred Stock Dividends	146
Net Loss Applicable to Common Stockholders	$(8,045)
Basic Loss Per Share	$(1.75)
Diluted Loss Per Share	$(1.75)
Common and equivalent shares outstanding:
Basic	4,597
Diluted	4,597

16.          QUARTERLY FINANCIAL INFORMATION

Accounting errors discovered in the Company’s China operations increased the loss applicable to common stockholders by $593,000 for fiscal year 2004 and $425,000 for the first three quarters of fiscal year 2005 compared to results that were originally reported. The sale of the Company’s Korean subsidiary in May 2005, required adjustments to the financial statements to present Korean operations as “discontinued operations”.

During the fourth quarter of fiscal year 2005, the Company recorded adjustments and accounting entries that increased the loss applicable to common stockholders by $3,328,000. The loss on the sale of the Korean subsidiary was approximately $2,442,000 and the loss on the sale of the Minneapolis headquarters’ building was $137,000. The value of accounts receivable and inventories for Ault’s China operations was reduced by $198,000 and $427,000 respectively. The value of inventories in the United States was reduced by $124,000.

AULT INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

QUARTERLY FINANCIAL DATA
(Unaudited)
(Amounts in Thousands, Except Per Share Data)

	FISCAL QUARTERS
	1ST	2ND	3RD	4TH
Fiscal Year 2005 as adjusted:
Net Sales	$10,336	$8,225	$8,941	$9,714
Gross Profit	2,761	2,395	2,759	2,223
Loss From Continuing Operations	(119)	(563)	(364)	(1,344)
Loss From Discontinued Operations	36	(5)	(177)	(2,449)
Net Loss Applicable to Common Stockholders	(119)	(604)	(577)	(3,830)
Loss Per Share:
Basic	(0.02)	(0.13)	(0.13)	(0.79)
Diluted	(0.02)	(0.13)	(0.13)	(0.79)
Fiscal Year 2005 as originally reported:
Net Sales	$13,139	$11,047	$12,141
Gross Profit	3,563	2,969	3,298
Loss From Continuing Operations	153	(498)	(422)
Income (Loss) From Discontinued Operations	0	0	0
Net Loss Applicable to Common Stockholders	117	(534)	(458)
Loss Per Share:
Basic	.02	(0.11)	(0.10)
Diluted	.02	(0.11)	(0.10)
Fiscal Year 2004 as adjusted:
Net Sales	$8,430	$8,769	$8,600	$9,562
Gross Profit	1,865	2,300	1,541	2,467
Loss From Continuing Operations	(1,168)	(719)	(3,208)	(456)
Income From Discontinued Operations	61	(11)	12	89
Net Loss Applicable to Common Stockholders	(1,143)	(766)	(3,233)	(404)
Loss Per Share:
Basic	(0.25)	(0.16)	(0.69)	(0.09)
Diluted	(0.25)	(0.16)	(0.69)	(0.09)
Fiscal Year 2004 as reported:
Net Sales	$10,816	$11,134	$10,730	$12,429
Gross Profit	2,383	2,787	2,050	3,133
Loss Before Income Taxes	(1,108)	(731)	(3,196)	(319)
Net Loss Applicable to Common Stockholders	(1,143)	(766)	(3,233)	(404)
Loss Per Share:
Basic	(0.25)	(0.16)	(0.69)	(0.09)
Diluted	(0.25)	(0.16)	(0.69)	(0.09)

ITEM 8(b). SUPPLEMENTARY FINANCIAL INFORMATION

Not Applicable.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of May 29, 2005, the Company did not maintain effective controls relating to transactions at its China subsidiary related to inventory build-up and relief and reconciliation of intercompany accounts.

In connection with its audit of the Company’s consolidated financial statements for the year ended May 30, 2004, Grant Thornton LLP (“Grant Thornton”), the Company’s independent registered public accounting firm, advised the Audit Committee and management of internal control matters with respect to certain inventory transactions that they considered to be a material weakness as that term is defined under standards established by the Public Company Accounting Oversight Board (PCAOB). The Company considered these matters in connection with the year-end closing process and the preparation of the May 29, 2005 consolidated financial statements included in this Form 10-K. In response to the observations made by Grant Thornton, the Company will implement certain enhancements to its internal controls and procedures, which it believes address the matters raised by Grant Thornton.

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

•       The hiring of an experienced China-based controller to coordinate all financial reporting, monthly physical inventory counts and verification and also be a part of the weekly conference calls with all of our operations to improve communications.

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

ITEM 9B.       OTHER INFORMATION

Not Applicable.

PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s Board of Directors is presently comprised of seven directors:

		Director
Name and (Age)	Principal Occupation and Other Directorships	Since
Carol A. Barnett (40)	Vice President, Medtronic, Inc., Gastroenterology-Urology; Neurological Marketing and Business Development Director, Medtronic; from 1998 to 2000, Neurological Marketing Manager, Medtronic, Inc.	2001
Brian T. Chang (46)	Chief Executive Officer, Pacific Investment Partners, January 2004 to present; Vice Chairman Taian Pacific Gas Manufacturing since January 2004; Chairman, Taian Pacific Gas Manufacturing Company from 2001 to 2004; From 2001 to 2002, Vice President, Alliance Capital; from 1994 to 2000, President, Pacific Investment and Consulting.	2002
John Colwell, Jr. (47)	Chairman and Chief Executive Officer, Web Label; from 1997 to 2000, President, Colwell Industries. Mr. Colwell has twenty years of experience as a senior executive that includes relevant experience actively supervising financial and accounting officers at companies of similar or larger size than Ault.	2000
Frederick M. Green (62)	Chairman, President and Chief Executive Officer of the Company; Director, Communications Systems, Inc. (telecommunications).	1979
John G. Kassakian (62)	Professor of Electrical Engineering and Director, Laboratory for Electromagnetic and Electronic Systems, Massachusetts Institute of Technology; Director, American Power Conversion	1984
David J. Larkin (65)	Management Consultant since 1995; Executive Vice President and Chief Operating Officer, Jostens, Inc. in 1998 and 1999.	1998
Marvonia Pearson Walker (47)	Vice President, AT&T’s Georgia Community Relations and High Speed Computer Networking Director through June 2004; from December 1999 to September 2000, Marketing Director, AT&T.	2001

Certain information with respect to the executive officers of the Company is set forth:

Name and (Age)	Position	Officer Since
Frederick M. Green (62)	President, Chief Executive Officer and Director	1980
Gregory L. Harris (52)	Vice President—Business Development	1988
Xiaodong Wang (47)	Vice President—Asia Pacific	2000
Donald L. Henry (49)	Vice President and Chief Financial Officer(1)	1999
William J. Birmingham (64)	Interim Chief Financial Officer(2)	2005

(1)          Mr. Henry resigned from the Company on July 29, 2005.

(2)          Mr. Birmingham joined the Company on August 1, 2005. From March 2000 through April 2005 Mr. Birmingham served as Vice President of Finance for Harvey Vogel Manufacturing Company, a privately held metal stamping business with annual revenues of $21 million.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To the Company’s knowledge, and based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all required Section 16(a) filings applicable to directors, executive officers and greater than 10% shareholders in fiscal 2005 were timely filed.

ITEM 11.   EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table shows, for fiscal years ended May 29, 2005, May 30, 2004, and June 1, 2003, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for these years, to Frederick M. Green, the Company’s President and Chief Executive Officer, and to certain other most highly compensated executive officers of the Company (together with Mr. Green, the “Named Executive Officers’’) whose total cash compensation exceeded $100,000 during fiscal year 2005 in all capacities in which they served:

Summary Compensation Table

			Long-Term Comp.
	Fiscal	Annual Cash	Securities	All Other
Name and Position	Year	Compensation(1)	Underlying Options(2)	Compensation
Frederick M. Green	2005	$307,732	12,500	$4,022	(3)
President and Chief	2004	313,811	12,500	5,021	(3)
Executive Officer	2003	292,218	20,000	4,800	(3)
Gregory L. Harris	2005	$174,157	8,000	$3,419	(4)
Vice President	2004	174,157	8,000	3,447	(4)
Business Development	2003	165,942	12,000	3,368	(4)
Xiaodong Wang	2005	$171,435	8,000	$3,755	(5)
Vice President	2004	163,969	8,000	3,845	(5)
Asia Pacific	2003	162,679	12,000	3,707	(5)
Donald L. Henry	2005	$164,290	8,000	$3,177	(6)(7)
Vice President and Chief	2004	164,433	8,000	3,755	(6)
Financial Officer	2003	156,541	12,000	3,845	(6)

(1)          Represents base compensation paid to the named executives; includes bonuses for fiscal 2005 and 2004.

(2)          Reflects the number of shares that may be purchased pursuant to options granted in the year indicated.

(3)          Reflects 401(k) matching contributions of $2,368, $2,960 and $2,876 under the Company’s Profit Sharing and Retirement Plan in 2005, 2004 and 2003 respectively, and the payment of $1,654, $2,061 and $1,924 for life insurance premiums in 2005, 2004 and 2003 respectively.

(4)          Reflects 401(k) matching contributions of $1,847, $1,875 and $1,911 under the Company’s Profit Sharing and Retirement Plan in 2005, 2004 and 2003 respectively, and the payment of $1,572, $1,572 and $1,457 for life insurance premiums in 2005, 2004 and 2003 respectively.

(5)          Reflects 401(k) matching contributions of $2,249, $2,339 and $2,285 under the Company’s Profit Sharing and Retirement Plan in 2005, 2004 and 2003 respectively, and payments of $1,506, $1,506 and $1,422 for life insurance premiums in 2005, 2004 and 2003 respectively.

(6)          Reflects 401(k) matching contributions of $1,670, $2,077 and $1,023 under the Company’s Profit Sharing and Retirement Plan in 2005, 2004 and 2003 respectively, and payment of $1,507, $1,507 and $1,421 for life insurance premiums in 2005, 2004 and 2003 respectively.

(7)          Mr. Henry received a severance payment of $78,270 on September 1, 2005. The severance payment is over and above the amounts listed in the annual cash compensation table.

Option Grants in Fiscal Year 2005

The following table contains information concerning grants of stock options to the Named Executive Officers during the fiscal year ended May 29, 2005:

		Percent of			Potential Realizable
	Number of	Total			Value at Assumed
	Securities	Options			Annual Rate of Stock
	Underlying	Granted to All	Exercise		Price Appreciation for
	Options	Employees	Price	Expiration	Option Term
	Granted	In Fiscal Year	Per Share	Date	5%	10%
Frederick M. Green	12,500	13.92%	$2.99	7/22/2009	$10,326	$22,817
Gregory L. Harris	8,000	8.91%	2.99	7/22/2009	6,608	14,603
Xiaodong Wang	8,000	8.91%	2.99	7/22/2009	6,608	14,603
Donald L. Henry	8,000	8.91%	2.99	7/22/2009	6,608	14,603

Option Exercises in Fiscal Year 2005 and Fiscal Year-End Options Outstanding

The following table sets forth information with respect to the Named Executive Officers concerning exercise of options and employee stock purchase plan activity during the fiscal year ended May 29, 2005, and unexercised options held as of May 29, 2005. The closing price of $2.25 per share of the Company’s Common Stock on May 27, 2005, the last trading day for the fiscal year ended May 29, 2005, was below all the grant exercise prices of all options outstanding as of May 29, 2005.

			Number of Securities
	Shares		Underlying Unexercised
	Acquired	Value(1)	Options at Fiscal Year-End
	On Exercise	Realized	Exercisable	Unexercisable
Frederick M. Green	11,167	$11,601	269,375	20,625
Gregory L. Harris	0	0	112,500	13,000
Xiaodong Wang	0	0	30,000	13,000
Donald L. Henry	9,208	10,129	52,500	13,000

(1)          Value is the difference between the exercise price of the option and the closing price of the shares on the date of exercise.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Compensation Committee of the Board of Directors administers our executive compensation programs. The Committee is currently composed of independent, non-employee directors, none of whom was at any time during the past fiscal year an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company.

Mr. Green, the Company’s Chairman, President and Chief Executive Officer, participated in the deliberations of the Compensation Committee regarding executive compensation that occurred during fiscal 2005, but did not take part in deliberations regarding his own compensation. Mr. Green’s participation in the deliberations of the Compensation Committee included providing information on the performance of  other employees and advisory recommendations regarding the appropriate levels of compensation for the Company’s officers.

Change in Control Severance Pay Plan

Senior Management Change in Control Severance Plan.   In August 1998, the Board of Directors approved the Senior Management Change in Control Severance Plan (the “Severance Plan”) that provides certain benefits to executive officers and senior management employees in the event of a termination of employment other than for cause or good reason in the 18-month period following a change in control. There are nine eligible employees under the Severance Plan. The Board adopted the Severance Plan to assist the Company in recruiting and retaining senior employees, assure continuity of executive officers upon a change in control, and ease the transition to new employment for executive officers and senior management that are terminated as a result of a change in control.

Summary of Severance Benefits.   Eligible employees are entitled to severance benefits if employment is terminated within 18 months of a change in control for reasons other than death, for cause or for a good reason. Severance benefits are also due if a termination occurs prior to a change in control if the termination of employment is a condition to the change in control transaction, or otherwise insisted upon by a party to the change in control transaction. Employees eligible for the Severance Plan consist of selected executive officers and senior management level employees. Severance benefits include: (i) a lump sum cash payment of one time or two times the employee’s annual base salary plus the bonus that would be payable in the year of termination, (ii) continued or substantially equivalent health, dental, vision, life, disability and other benefits for the employee and dependents for one year plus 30% of base salary in outplacement counseling, or an additional 15% of the lump sum payment in lieu thereof, (iii) additional payments to cover any excise taxes due on account of payments under the Severance Plan and (iv) indemnification and advancement of expenses for any claims arising from the eligible participant’s service to the Company subject to applicable law. Mr. Green, Mr. Harris and Mr. Wang are eligible for two times annual base salary and bonus, all other eligible employees are entitled to one-times annual base salary and bonus

Summary of key definitions.   The Severance Plan defines termination for cause which would disqualify a participant from severance as: (i) gross misconduct materially and demonstrably injurious to the Company, (ii) willful and continued failure by the employee to perform substantially his or her duties after a demand for performance by the Board of Directors unless excused by incapacity caused by mental or physical illness, or (iii) conviction of willfully engaging in illegal conduct constituting a felony or gross misdemeanor which is materially and demonstrably injurious to the Company or which impairs the employee’s ability to do his or her duties. A good reason permitting an eligible employee to terminate employment and receive severance benefits is defined as: (i) an adverse change in the employee’s status or position as an executive officer or senior management employee, (ii) a reduction in base salary, (iii) the failure to continue a material benefit plan, (iv) requiring the eligible employee to be based more than 25 miles from his or her officer prior to the change in control or (v) the failure of the successor company to assent to honoring the Severance Plan. A change in control under the Severance Plan is defined as: (i) a sale of all or substantially all assets of the Company, (ii) approval by shareholders of a plan to liquidate or dissolve the Company, (iii) a person acquiring more than 20% but less than 50% of the Company’s Common Stock without prior Board approval, (iv) a merger in which the Company is owner of at least 50% but not more than 80% of the surviving company unless pre-approved the Company’s Board of Directors, (v) a change in Board of Directors such that the directors prior to the change in control do not constitute a majority of the Board or (vi) a change in control required to be disclosed under the Exchange Act.

COMPENSATION COMMITTEE REPORT

The Compensation Committee is composed exclusively of non-employee members of the Company’s Board of Directors who qualify as “independent” directors under the listing rules of Nasdaq. The Committee determines cash compensation for the Chief Executive Officer and other executive officers, based on qualitative and quantitative measures of performance, and makes recommendations to the Board for approval. The Committee also determines stock option awards under the Company’s Stock Option Plan.

Executive Officer Compensation Policy

The Committee’s policy is to provide executive compensation that is externally competitive at the various professional levels. Application of the policy utilizes retrospective quantitative criteria, as well as qualitative evaluation of individual initiatives and achievements. It is also the Committee’s policy to encourage and recognize strategic actions that position the Company to better compete in its markets for enhanced operational results in the longer term. As a result of these factors, the actual change in compensation for any particular executive officer for a particular year may not necessarily reflect operational results of the preceding year. The Company utilizes independently conducted market surveys to obtain comparative compensation data that it uses to assess and make changes to compensation program for the Company’s senior executives.

Compensation Elements

Compensation currently paid to the Company’s executive officers principally consists of three elements: base salary, incentive compensation and annual stock option awards.

Salary.   The base salary of the Company’s executive officers is generally established by reference to base salaries paid to executives in similar positions with similar responsibilities based on publicly available compensation surveys. Base salaries of all executive officers are reviewed at the beginning of each fiscal year, although adjustments, if any, to base salary are implemented throughout the fiscal year beginning on the anniversary date of each executive’s date of employment. During the fiscal year ended May 29, 2005 the Committee did not make any changes to the base compensation of the Company’s executive officers in effect for the prior fiscal year, except that the annual base compensation of Mr. Wang was increased by approximately $8,000 to reflect increased responsibilities. The Committee regards base compensation paid to the Company’s executive officers as reasonable in relation to published information regarding compensation of executives with similar responsibilities.

Incentive Compensation.   The Company’s executive officers participate in an incentive compensation program based upon the Company reaching defined revenue and income targets established at the beginning of the fiscal year. Because of the level of the Company’s fiscal 2005 revenues in comparison to targets set at the beginning of the fiscal year, under this program each executive officer, other than Mr. Henry, is due to received cash incentive compensation equal to 2.5% of his fiscal 2005 base salary, or $15,942 in the aggregate.

Options/Stock Based Compensation.   Stock options are generally awarded at the beginning of each fiscal year under stock option plans approved by the Company’s shareholders. Options are granted at an exercise price that is equal to the fair market value of a common share on the date of the grant. The Committee believes that stock ownership by management derived from granting of stock options is beneficial because it aligns the interests of executives with the interests of shareholders. It serves to further encourage superior management performance and specifically motivates executives to remain focused on factors that enhance the market value of the Company’s common stock. At the beginning of fiscal year 2005, the Committee granted stock options to purchase 36,500 shares of common stock to executive officers, which represented approximately 41% of the total options granted to all officers and key employees.

Chief Executive Officer Compensation

Frederick M. Green, the Company’s President and Chief Executive Officer, is evaluated by the same factors applicable to the evaluation of other executive officers, as described above, and participates in the same executive compensation plans provided to the other senior executives. The Compensation Committee did not make any adjustment to Mr. Green’s base salary in fiscal 2005. Following the completion of fiscal 2005, because of the level of the Company’s fiscal 2005 revenues in comparison to targets set at the beginning of the fiscal year, Mr. Green will receive cash incentive compensation of $7,330, which represents  2.5% of his fiscal 2005 base salary, under the incentive compensation applicable to all executive officers for fiscal year 2005. Mr. Green was also awarded stock options to acquire 12,500 shares of Company common stock at the beginning of fiscal year 2005. The Committee regards Mr. Green’s compensation as reasonable in relation to published information on compensation of executives with similar responsibilities.

Submitted by the Compensation Committee of the Company’s Board of Directors:

David J. Larkin, Chair	John Colwell, Jr.	Marvonia Pearson Walker

Director Compensation

Members of the Board who are not otherwise employed by the Company receive, at the time of election or reelection to the Board, an option to purchase 2,000 shares of the Company’s common stock at a purchase price equal to the fair market value of the Company’s common stock on the date of such election or reelection. In addition, each non-employee member of the Board of Directors is also paid an annual fee of $4,000, plus $500 for each Board meeting or Board committee meeting attended.

STOCK PERFORMANCE GRAPH

The Securities and Exchange Commission requires the Company to include a line graph presenting comparative cumulative, five-year shareholder returns on an indexed basis with a broad market index and either a nationally-recognized industry standard or an index of peer companies selected by the Company. The Company has chosen the Nasdaq Market Index (U.S. Companies) as its broad market index and the S&P 500 Electrical Components & Equipment Index as its peer-group index. The graph below compares the cumulative total return of the Company’s Common Stock over the last five years, assuming a $100 investmrnt on the last business day of fiscal year 2000.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	5/28/00	6/3/01	6/2/02	6/1/03	5/30/04	5/29/05
AULT INC	100	100.87	84.52	33.91	51.83	41.74
NASDAQ MARKET INDEX (U.S.)	100	67.14	50.73	50.41	62.63	65.44
S&P 500 ELECTRICAL COMPONENTS & EQUIPMENT	100	95.39	88.18	82.18	102.82	127.16

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as of September 1, 2005 concerning the beneficial ownership of the Company’s Common Stock by (i) all shareholders known to the Company to hold five percent or more of the Common Stock of the Company (ii) each of the Company’s directors, nominees to the Board of Directors, and each of the named executive officers and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all beneficial owners have sole voting and investment power over shares held.

	Shares		Percent of
Beneficial Owner	Beneficially Owned(1)		Class
Skiritai Capital LLC	692,882	(2)	14.25%
388 Market Street, Suite 700
San Francisco, CA 94111
Nidec America Corporation	488,000	(3)	9.12%
318 Industrial Lane
Torrington, CT 06790
Royce & Associates, LLC	478,500	(4)	9.84%
1414 Avenue of the Americas
New York, NY 10019
Fifth Third Bancorp	364,820	(5)	7.50%
Fifth Third Center
Cincinnati, OH 45263
Dimensional Fund Advisors Inc.	312,292	(6)	6.42%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
Frederick M. Green	379,142	(7)	7.12%
William J. Birmingham	0
Carol A. Barnett	7,667		*
Brian T. Chang	2,667		*
John Colwell, Jr.	6,667		*
John G. Kassakian	25,667		*
David J. Larkin	15,667		*
Marvonia Pearson Walker	6,667		*
Gregory L. Harris	132,828		2.49%
Xiaodong Wang	30,000		*
All Directors & Officers as a group (10 persons)	606,972		11.40%

*                    Indicates less than one percent.

(1)          For each director and all officers and directors as a group, share and percent ownership information reflects the following number of shares of Common Stock that may be purchased pursuant to stock options that are exercisable as of May 29, 2005: Mr. Green, 269,375 shares; Mr. Birmingham, no shares; Ms. Barnett, 6,667 shares; Mr. Chang, 2,667 shares; Mr. Colwell, 6,667 shares; Mr. Kassakian, 14,667; Mr. Larkin, 10,667; Ms. Pearson Walker, 6,667; Mr. Harris, 112,500; Mr. Wang, 30,000; and all directors and officers as a group, 459,877 shares.

(2)          Based on the Schedule 13 G filed with the Securities and Exchange Commission on July 11, 2005.

(3)          Based on the Schedule 13 G filed with the Securities and Exchange Commission on July 24, 2002, the most recent public filing available. The 488,000 shares reported represent shares that are immediately issuable upon conversion of 2,074 shares of Series B convertible Preferred Stock of the Company. Nidec Corporation, the parent company of Nidec America Corporation, is also deemed to beneficially own such shares.

(4)          Based on Schedule 13 G filed with the Securities and Exchange Commission on January 22, 2005.

(5)          Based on Schedule 13 G filed with the Securities and Exchange Commission on February 14, 2005.

(6)          Based on Schedule 13 G filed with the Securities and Exchange Commission on February 9, 2005.

(7)          Includes 3,357 shares owned by Mr. Green’s spouse.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following schedule is a summary of fees billed to the Company by Grant Thornton for fiscal 2005 and fiscal 2004 and Deloitte & Touche for the first two quarters of fiscal 2004.

	Fiscal 2005	Fiscal 2004
Fee Category	Grant Thornton	Grant Thornton	Deloitte & Touche
Audit Fees	$157,720	$101,052	$86,645
Audit-Related Fees	0	0	13,125
Tax Fees	15,533	8,330	17,200
All Other Fees	3,166	0	0
Total Fees	$176,419	$109,382	$116,970

Audit Committee Pre-approval Policies and Procedures

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. In connection with the approval of the annual audit services and related fees, the audit committee also pre-approves certain audit-related fees relating to the independent auditor responding to and researching technical accounting questions and other matters related to the financial statements under audit. All of the services provided by the Company’s independent auditors during fiscal 2004 and 2005, including services related to the audit-related fees and tax fees, have been approved by the audit committee under its pre-approval process.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON 8-K

(1)  The following financial statements are included in Part II, Item 8:

(2)          The following financial statement schedule for the years ended May 29, 2005, May 30, 2004 and June 1, 2003 is submitted herein following the signature page of this report.

—Schedule II—Valuation and Qualifying Accounts	62

All other Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)          Exhibits

(a)           The Exhibits required pursuant to Item 601 of Regulation S-K to be filed with this report or incorporated by reference are listed in the Exhibit Index, which follows the Financial Statement Schedules.

(b)          Reports on Form 8-K filed during the three months ended May 29, 2005. The Company filed Form 8-K on March 29, 2005 reporting under Item 2.02 results for the quarter ended February 27, 2005; the Company filed on May 25, 2005 under Item 2.01 announcing the completion of the sale of the Company’s wholly owned subsidiary in South Korea; the Company filed Form 8-K on June 2, 2005 under Item 1.01 announcing the lease of 13,313 square feet of office space in its former Minneapolis headquarter building and under Item 2.01 announced the completion of the sale of its Minneapolis headquarter building to Dane Industries Inc.

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

Power of Attorney

Each person whose signature appears below constitutes and appoints FREDERICK M. GREEN and WILLIAM J. BIRMINGHAM as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

*Principal Financial Officer and Principal Accounting Officer

Signature	Title	Date

Frederick M. Green	President, Chief Executive Officer and Director	September 27, 2005

William J. Birmingham	Interim Chief Financial Officer	September 27, 2005

Marvonia Pearson Walker	Director	September 27, 2005

Brian T. Chang	Director	September 27, 2005

John G. Kassakian	Director	September 27, 2005

David J. Larkin	Director	September 27, 2005

Carol A. Barnett	Director	September 27, 2005

John Colwell, Jr.	Director	September 27, 2005

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

AULT INCORPORATED

FOR

YEAR ENDED MAY 29, 2005

FINANCIAL STATEMENT SCHEDULES

SCHEDULE II

AULT INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended May 29, 2005, May 30, 2004, and June 1, 2003

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
	of Period	Expenses	Deductions		Period
Year ended May 29, 2005:
Allowance for doubtful accounts	$291,000	$510,000	$20,000	(a)	$781,000
Reserve for warranties	125,000	113,000	104,000		134,000
Year ended May 30, 2004:
Allowance for doubtful accounts	315,000	17,000	41,000	(a)	291,000
Reserve for warranties	134,000	14,000	23,000		125,000
Year ended June 1, 2003:
Allowance for doubtful accounts	320,000	45,000	50,000	(a)	315,000
Reserve for warranties	113,000	193,000	172,000		134,000

(a) Represents charge-off of accounts receivable, net of recoveries.

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

AULT INCORPORATED

FOR

YEAR ENDED MAY 29, 2005

EXHIBITS

AULT INCORPORATED

EXHIBIT INDEX TO
FORM 10-K FOR THE YEAR ENDED
May 29, 2005

Required Registration S-K
Exhibit Items

SK Item	Title of Documents	Location
3(a)	Restated Articles of Incorporation, as amended	Filed as Exhibit 3(a) to Form 10-K for fiscal 1988 and incorporated herein by reference
3(b)	Bylaws, as amended	Filed as Exhibit 3(b) to Registration Statement No. 2-85224 and incorporated herein by reference
3(c)	Amendment to Articles of Incorporation	Filed as Exhibit 3(c) to Form 10-K for fiscal 1999 and incorporated herein by reference
4.1	Rights Agreement	Filed electronically on Form 8-K for March 1996 and incorporated herein by reference
10.1	Management Incentive Compensation Plan	Filed as Exhibit 10(b) to Registration Statement 2-85224 and incorporated herein by reference
10.2	1986 Employee Stock Option Plan	Filed as Exhibit 10(c) to Form 10-K for fiscal 1987 and incorporated herein by reference
10.3	Employee Stock Purchase Plan	Filed electronically. Commission File #333-4609 and herein incorporated by reference
10.4	1986 Employee Stock Option Plan, Amended	Filed electronically. Commission File #333-4609 and herein incorporated by reference
10.5	1996 Employee Stock Option Plan	Filed electronically. Commission File #333-4609 and herein incorporated by reference
10.6	1998 Senior Management Change in Control Severance Plan	Filed as Exhibit 10.6 to Form 10-K/A for fiscal 2004 and incorporated herein by reference
21	Subsidiary of Registrant	Filed as Exhibit 21 to Form 10-K for fiscal 1997 and incorporated herein by reference
23.1	Consent of Independent Auditors	Filed herewith at page 65
23.2	Consent of Independent Auditors	Filed herewith at page 66
23.3	Consent of Independent Auditors	Filed herewith at page 67
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).	Filed herewith at page 68
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).	Filed herewith at page 69
32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).	Filed herewith at page 70

Pursuant to provisions of Item 601(b)(A)(iii)(a) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt of the Company are not being filed and in lieu thereof, Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.