Form 10-Q
period 2005-08-28
AULT INC
filed 2005-10-12
CIK 723639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2005

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

YES    ☒                                                                          NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES    ☐                                                                          NO    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 4, 2005
No par value	4,861,192 shares

PART 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Amounts Per Share)

	(Unaudited)
	Three Months Ended
	August 28, 2005	Restated August 29, 2004

Net Sales	$9,198	$10,336

Cost of Goods Sold	6,593	7,575
Gross Profit	2,605	2,761

Operating Expenses:
Marketing	798	784
Design Engineering	697	721
General & Administrative	1,571	1,299
	3,066	2,804

Operating Loss	(461)	(43)

Non Operating Income (Expense):
Interest Expense	(49)	(88)
Other	90	13
	41	(75)

Loss Before Income Taxes	(420)	(118)

Income Tax Expense	2	1

Loss From Continuing Operations	(422)	(119)

Discontinued Operations	—	36

Net Loss	(422)	(83)

Redeemable Convertible Preferred Stock Dividends	(36)	(36)

Net Loss Applicable to Common Stockholders	$(458)	$(119)

Net Basic and Diluted Loss Per Common Share:
Continuing Operations	$(0.09)	$(0.03)
Discontinued Operations	—	0.01
Loss Per Common Share	$(0.09)	$(0.02)

Weighted average common shares outstanding:
Basic	4,831,546	4,787,937
Diluted	4,831,546	4,787,937

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(Unaudited)
	August 28, 2005	May 29, 2005
Assets:
Current Assets
Cash and Cash Equivalents	$2,918	$2,191
Trade Receivables, Less Allowance for Doubtful Accounts of $801 at August 28, 2005; $781 at May 29, 2005	6,197	5,766
Inventories	3,283	3,377
Note Receivable JEC – Current Portion	1,125	563
Prepaid and Other Expenses	796	741
Total Current Assets	14,319	12,638

Note Receivable JEC – Non-current portion	1,125	1,687

Property Equipment and Leasehold Improvements:
Building and Leasehold Improvements	764	764
Machinery and Equipment	5,302	5,314
Office Furniture	378	344
Data Processing Equipment	1,669	1,630
	8,113	8,052

Less Accumulated Depreciation	5,718	5,677

	2,395	2,375

Other Assets	92	106

Total Assets	$17,931	$16,806

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Unaudited)
	August 28, 2005	May 29, 2005
Liabilities and Stockholders’ Equity:
Current Liabilities
Current Maturities of Long-Term Debt	$296	$290
Accounts Payable	6,495	4,892
Accrued Compensation	934	978
Accrued Commissions	239	272
Other	370	350
Total Current Liabilities	8,334	6,782

Redeemable Convertible Preferred Stock, No Par Value, 2,074 Shares Issued and Outstanding; Liquidation Preference of $1,000 Per Share	2,074	2,074

Stockholders’ Equity:
Preferred Stock, No Par Value, Authorized, 1,000,000 Shares;
Common Shares, No Par Value, Authorized 10,000,000 Shares; Issued and Outstanding 4,861,192 on August 28, 2005; and 4,806,116 on May 29, 2005;	21,520	21,390
Notes Receivable arising from the sale of common stock	(43)	(44)
Accumulated Other Comprehensive Income (Loss)	(45)	55
Accumulated Deficit	(13,909)	(13,451)
	7,523	7,950

	$17,931	$16,806

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

	(Unaudited) Three Months Ended
	August 28, 2005	Restated August 29, 2004
Cash Flows From Operating Activities:
Net Loss	$(422)	$(83)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	114	158
Gain on Disposal of Assets	(62)
Changes in Assets and Liabilities:
(Increase) Decrease In:
Trade Receivables	(415)	(239)
Inventories	35	80
Prepaid and Other Expenses	(31)	(273)
Increase (Decrease) in:
Accounts Payable	1,457	1,104
Accrued Expenses	19	(102)
Discontinued Operations	—	(61)
Net Cash Provided by Operating Activities	695	584

Cash Flows From Investing Activities:
Purchase of Equipment and Leasehold Improvements	(74)	(31)
Net Cash Used in Investment Activities	(74)	(31)

Cash Flows From Financing Activities:
Net Borrowings on Revolving Credit Agreements	—	190
Proceeds from Issuance of Common Stock	94	70
Proceeds from Common Stock Receivable	1	—
Principal Payments on Long-Term Borrowings	(55)
Discontinued Operations	—	(170)
Net Cash Provided by Financing Activities	95	35

Effect of Foreign Currency Exchange Rate Changes on Cash	11	—

Increase in Cash and Cash Equivalents	727	588

Cash and Cash Equivalents at Beginning of Period	2,191	837

Cash and Cash Equivalents at End of Period	$2,918	$1,425

Non-Cash Transaction:
Issuance of Common Stock to Pay Preferred Stock Dividends	$36	$36

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FIRST QUARTER ENDED AUGUST 28, 2005

1. Summary of Consolidation Principles, Management Plans

The accompanying consolidated financial statements include the accounts of Ault Incorporated, and its wholly owned subsidiaries, Ault Electronics Shanghai Ltd., Ault International Trade Shanghai Co., Ltd., and Ault Xianghe Co. Ltd.  All intercompany transactions have been eliminated.  The foreign currency translation adjustment represents the translation into United States dollars of the Company’s investment in the net assets of its foreign subsidiaries in accordance with the provisions of FASB Statement No. 52.

The balance sheet of the Company as of August 28, 2005, and the related statements of operations and cash flows for the three months ended August 28, 2005 and August 29, 2004 have been prepared without being audited.  In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiaries as of August 28, 2005, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s May 29, 2005 Form 10-K.

The results of operations for the interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

Management plans – The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stock of $5,129,917 in 2005 and $5,545,646 in 2004 and at May 29, 2005 had an accumulated deficit of $13,450,961.  The Company provided $1,479,695 of cash for operating activities in 2005.  In the first quarter of fiscal 2006, the Company has recorded a net loss applicable to common stockholders of $458,000.  The Company has provided $695,000 of cash for operating activities in the first quarter of fiscal year 2006.  Future operations may require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 4, 2006.  There was no outstanding balance on this line-of-credit at August 28, 2005.  The Company believes they can remain in compliance with covenants in the financing agreement, as amended, throughout fiscal 2006.

Based on available funds, current plans and business conditions management believes that the Company’s available cash, amounts available on its line-of-credit agreement, and amounts generated from operations, will be sufficient to meet the Company’s cash requirements for the next 12 months and for the foreseeable future.  Supporting this belief are several assumptions including that there will be no material adverse developments in the business or the general market.  There can be, however, no assurances regarding these assumptions.  If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

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

Revenues and results of operations for the Korean subsidiary for the three months ended August 29, 2004 were as follows:

Three Months Ended August 29, 2004

Net Sales	$2,916,523

Income (Loss) from Discontinued Operations	$35,879

3. Restatement

The consolidated financial statements as of and for the fiscal quarter ended August 29, 2004 were restated as a result of the Company’s identification, in connection with the preparation of the Company’s financial statements for the fiscal year ended May 29, 2005, of accounting errors at the Company’s China subsidiary related to inventory build-up and relief and inadequate reconciliation of intercompany accounts.  The accounting errors resulted in misstatements of sales, cost of goods sold, gross profit, general and administrative expense, total operating expenses, operating loss, loss before taxes, net loss, net loss applicable to common stockholders, and net loss per share.  There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders’equity.  For additional information, see the Company’s Form 10-K filing for the year ended May 29, 2005.

Effects on Consolidated Statement of Operations for Quarter-ended August 29, 2004

(Dollars in thousands, except per share amounts)

	As previously reported	As restated
Sales	$13,139	$13,253
Cost of goods sold	9,576	9,898
Gross profit	3,563	3,355
General and administrative	1,433	1,461
Total operating expenses	3,271	3,299
Operating income	292	56
Income (loss) before income taxes	161	(75)
Net income (loss)	153	(83)
Net income (loss) applicable to common stockholders	117	(119)
Net earnings (loss) per share basic and diluted	0.02	(0.02)

4. Stock Compensation

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  Accordingly, no compensation cost has been recognized for the stock option plan, as all options were issued with exercised prices at or above fair value.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share would have changed to the pro forma amounts indicated below:

Amounts in thousands, except per share amounts

	Period Ending
	Aug. 28 2005	Aug. 29 2004
Net loss applicable to stockholders:
as reported	$(458)	$(119)
pro forma	(489)	(150)
per share, basic, as reported	(0.09)	(0.02)
per share, diluted, as reported	(0.09)	(0.02)
per share, basic, pro forma	(0.10)	(0.03)
per share, diluted, pro forma	(0.10)	(0.03)

5. Inventories

The components of inventory (in thousands) at August 28, 2005 and May 29, 2005 are as follows:

	August 28, 2005	May 29, 2005
Raw Materials	$2,110	$1,701
Work-in-process	284	514
Finished Goods	889	1,162
	$3,283	$3,377

6. Warranty

The Company offers its customers a three-year warranty on products.  Warranty expense is determined by calculating the historical relationship between sales and warranty costs and applying the calculation to the current period’s sales. Based on warranty repair costs and the rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are offset against the reserve.   The following table shows the fiscal 2006 and fiscal 2005 year-to-date activity for the Company’s warranty accrual (in thousands):

	FY 2006	FY 2005
Beginning Balance	$134	$125

Charges and Costs Accrued	18	16

Less Repair Costs Incurred	—	(1)

Ending Balance	$152	$140

7. Debt

The Company has a financing agreement, which includes a $7,000,000 revolving line-of-credit agreement through December 4, 2006.  Interest on advances is at the prime rate plus 2% (prime plus 5% default rate) for fiscal year 2006.  The rate at August 28, 2005 was 8.50% and on August 29, 2004 was 6.25%.  All advances are due on demand and are secured by all assets of the Company.   The Company’s financing agreement contains financial covenants, which require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2005, the Company’s net worth and income before taxes did not meet the minimum of the credit agreement.  The Company received a waiver for these covenants.  Following the August 31, 2005 waiver, the Company believes the provisions imposed by this credit agreement are achievable based on the Company’s expected operating results for the next year.  The availability of the line is based on the outstanding receivables of the Company; the amount available at August 28, 2005 was $3,423,000.  There were no advances outstanding on the revolving line of credit at August 28, 2005 and May 29, 2005.

Current maturities long-term debt (in thousands) consist of the following:

	August 28, 2005	May 29, 2005

5.3% uncollateralized term loan, due in January 2006	$296	$290

8. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended August 28, 2005 were as follows (in thousands):

		Three Months Ended August 28, 2005

Total Stockholders’ Equity – May 29, 2005		$7,950
Net Loss	$(422)
Net change in Foreign currency translation adjustment	(100)
Comprehensive Loss		(522)
Preferred Stock Dividends Declared		(36)
Preferred Stock Dividends Paid with Common Stock		36
Issue 41,003 shares of common stock in accordance with stock purchase plan		94
Payment of receivable from sale of common stock		1
Total Stockholders’ Equity		$7,523

9. Net Earnings Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.  The Redeemable Convertible Preferred Stock and stock options had no effect on diluted weighted average shares outstanding, as they were anti-dilutive.

	Three Months Ended
	August 28, 2005	August 29, 2004
Loss Applicable to Common Shareholders (in thousands)	$(458)	$(119)
Basic – Weighted Average Shares Outstanding	4,831,546	4,787,937
Diluted – Weighted Average Shares Outstanding	4,831,546	4,787,937
Basic Loss per Share	(0.09)	(0.02)
Diluted Loss per Share	(0.09)	(0.02)

Net basic and diluted loss per share from continuing operations includes the effects of the redeemable convertible preferred stock dividends.

10. Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards 123 (SFAS 123(R)), Share-Based Payment. The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25. The Statement is effective for the Company beginning in the first quarter of fiscal 2007.  The Company has not completed the process of evaluating the impact that will result from adopting SFAS 123(R).

ITEM 2 -             MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

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

Revenue Recognition – The Company’s policy is to recognize revenue for product sales when title transfers and risk of loss has passed to the customer, which is generally upon acceptance of the product by the overseas freight carrier.  Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until the Company has determined that the risk of non-collection is minimal.

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

MANAGEMENT PLANS

On May 27, 2005, the Company completed the sale of its Minneapolis headquarter building (64,000 square feet) and land to Dane Industries Inc. (Dane) for $3.85 million.  The agreement includes the receipt of $1,086,000 in cash and the payment of the mortgage balance of approximately $2,509,000 and transaction expenses, including realtors’ commissions, of approximately $255,000.  Prior to this transaction, no material relationship existed between Ault and Dane, or their respective affiliates, directors or officers, or any associates of their directors and officers.  Related to this sales transaction, Ault entered into an agreement to lease a portion (13,313 square feet) of its headquarter building for a period of twenty-seven months with a monthly rent payment of $18,860.

On May 20, 2005, the Company completed the sale of its wholly owned subsidiary, Ault Korea Corporation (“Ault Korea”), to JEC Korea Co., Ltd. (JEC) for $3.7 million.  The agreement includes the receipt of $1,472,000 in cash and a secured note in the amount of $2,250,000.  The sale includes all assets and liabilities of Ault Korea Corporation and the use of the “Ault Korea” name in Korea for a period of three years.  Ault Korea includes the property in Seoul, South Korea and approximately 110 employees.  As part of the terms of the agreement, JEC has the rights to sell power conversion products in Korea while Ault will have rights to sell the same power conversion products throughout the rest of the world.  Prior to this transaction, JEC was a supplier of Ault, but otherwise no material relationship existed between Ault and JEC, or their respective affiliates, directors or officers, or any associates of their directors and officers.

In July 2003, Ault announced the decision to consolidate manufacturing operations.  Ault was one of the last power supply companies to maintain manufacturing in the United States.  The decision to consolidate was driven by a goal to return to profitability by the end of the fourth quarter of fiscal 2004 as well as the desire to continue a high level of service to global OEM customers.

The last two fiscal years have been spent on the execution of the consolidation plan.  The first phase of the consolidation went smoothly which included the closing of our US-based production in Minneapolis.  This phase was completed in February 2004.  The Company is benefiting in the following ways:

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

Ault has developed two single port, midspan power products to meet the needs of PoE users.  The Company anticipates that as Power over Ethernet technology grows, the demand for its products will continue to rise over the next 12-18 months.

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

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stock of $5,129,917 in 2005 and $5,545,646 in 2004 and at May 29, 2005 had an accumulated deficit of $13,450,961.  The Company provided $1,479,695 of cash for operating activities in 2005.  In the first quarter of fiscal 2006, the Company has recorded a net loss applicable to common stockholders of $458,000.  The Company has provided $695,000 of cash for operating activities in the first quarter of fiscal year 2006.  Future operations may require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 4, 2006.  There was no outstanding balance on this line-of-credit at August 28, 2005.  The Company believes they can remain in compliance with covenants in the financing agreement, as amended, throughout fiscal 2006.

Based on available funds, current plans and business conditions, management believes that the Company’s available cash, amounts available on its line-of-credit agreement, and amounts generated from operations will be sufficient to meet the Company’s cash requirements for the next 12 months and the foreseeable future.  Supporting this belief are several assumptions including that there will be no material adverse developments in the business or the general market.  There can be, however, no assurances regarding these assumptions.  If management’s plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on the Company.

RESULTS OF OPERATIONS

First Quarter Ended August 28, 2005 As Compared to Quarter Ended August 29, 2004

	Fiscal	Fiscal	Favorable / (Unfavorable)
($000)	2006	2005	Amount	Percent
Net Sales	$9,198	$10,336	$(1,138)	(11)%
Operating Loss	(461)	(43)	(418)	(972)%

Net sales were $9,198,000 for the first quarter of fiscal 2006 down from $10,336,000 for the first quarter of fiscal 2005.  Sales have decreased in the China market by $550,000.  This decrease is from the Company’s strategy to target data communications customers in China.  At this time, the sales are to a limited number of customers, so there is a high risk of variability from quarter to quarter.  The Company is attempting to reduce that risk by increasing the customer base in China, but may not be able to avoid the variability in the sales from China in the next several quarters.  Sales to North America and Europe decreased by $588,000.  This decrease is due to a large amount of late orders that were produced and shipped in the first quarter of fiscal 2005.  The Company is expecting sales to increase to North America and Europe through the end of fiscal 2006.  The increase is due to an expected order increase in sales to two existing customers as their products are introduced into the market during the second quarter.

The gross margin for fiscal 2006 was 28.3%, compared to 26.7% for fiscal 2005. Margins increased primarily due to the lower amount of revenue coming from China.  Future margins may be adversely affected by the higher energy costs and the implementation of lead free initiatives required for our products.

Operating expenses increased in the first quarter of fiscal year 2006 to $3,066,000 from $2,804,000 in the first quarter of fiscal year 2005.  Professional services were approximately $249,000 higher when comparing the first quarter of fiscal year 2006 to the first quarter of fiscal year 2005. The first quarter of fiscal year 2006 includes a severance payment of $78,000 to the former Chief Financial Officer. All of these expenses are part of the General & Administrative classification.

Order Backlog: The Company’s order backlog at August 28, 2005 totaled $11,213,000 compared to $9,678,000 at May 29, 2005.  The order backlog represents sales for approximately sixteen weeks.

Non-Operating Income and Expense:  Non-operating income is $41,000 for the first quarter of fiscal 2006 compared to non-operating expense of $75,000 for the same period in fiscal 2005.  Other income is $90,000 for the first quarter of fiscal 2006 compared to $13,000 for the same period in fiscal 2005.  The additional amount in the first quarter of 2006 is primarily related to the currency exchange rate gain in China.  The Company is anticipating a continuation of additional exchange gains as the Yuan continues to strengthen against the Dollar.  The Company incurred interest expenses of $49,000 in the first quarter of fiscal 2006 and $88,000 in the same period of fiscal 2005, paid on bank credit facilities and long-term borrowings.  The Company’s credit agreement with Wells Fargo Bank includes minimum annual interest expense, which is $37,500 of the $49,000 of interest expense for the first quarter of fiscal year 2006.

Income Tax: The Company had a pre-tax loss of $420,000 for the three-month period in fiscal 2006 on which it accrued $2,000 income tax expense relating to amounts due for state taxes.  For the three-month period in fiscal 2005 the Company had a pre-tax loss of $118,000 on which it accrued $1,000 income tax expense relating to amounts due for state taxes.  The Company did not take a benefit from the loss carryforwards the loss generated in fiscal 2006 and fiscal 2005, and continues to have a full valuation allowance because it is likely the Company will be unable to use such losses.

Net Loss: The Company reported a basic and diluted per share loss of $0.09 for the first quarter of fiscal 2006 based on 4,832,000 outstanding weighted average shares, compared to basic and diluted per share loss of $0.02 for the first quarter of fiscal 2005, based on 4,788,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company’s liquidity and financial position on August 28, 2005, and on May 29, 2005:

	August 28,	May 29,
	2005	2005
	($000)	($000)
Working capital	$5,985	$5,856
Cash	2,918	2,191
Unutilized bank credit facilities	3,423	3,357

Current Working Capital Position

As of August 28, 2005, the Company had current assets of $14,319,000 and current liabilities of $8,334,000 representing working capital of $5,985,000 and a current ratio of 1.7.  This represents an increase in working capital from $5,856,000 at May 29, 2005.  The Company relies on its credit facilities as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.  The Company has not committed any funds to capital expenditures as of August 28, 2005.

Cash and Investments: As of August 28, 2005, the Company had cash and securities totaling $2,918,000, up from $2,191,000 as of May 29, 2005.  This increase in cash was due to the sale of Ault Korea in May of 2005.

Due to the sale, the payables to Ault Korea are currently being paid in 60 days compared to 20 days before the sale.  It is anticipated that the cash balance will decrease in the next quarter due to normal operations.

Credit Facilities:  The credit arrangement with Wells Fargo Bank is an asset-based credit facility of $7 million, secured by company assets.  At August 28, 2005 and May 29, 2005, there were no borrowings against this facility.  The financing agreement contains financial covenants. These covenants require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2005, the Company’s actual net book worth and income before taxes did not meet the minimum of the credit agreement.  The Company received a waiver and amendment for this covenant.  Following the August 2005 amendment, the Company believes the provisions imposed by this credit agreement are achievable based on the Company’s expected operating results for the next year.

CASH FLOWS FOR FISCAL 2006

Operations:  Operations provided $695,000 of cash during the first three months of fiscal 2006 due principally to the following activities:

(a)          Net income and depreciation used cash of  $308,000.

(b)         Increases in accounts receivables used $415,000 of cash, primarily related to slowdown of collections activities due to the accounting staff working on the accounting issues of fiscal 2005.

(c)          Increases in accounts payable provided $1,457,000, primarily related to the timing of payments to Ault Korea.  After the sale of Ault Korea, the payment terms were changed from net 20 to net 60, which resulted in a higher accounts payable balance.

Investing Activities: Investing activities used net cash of $74,000 principally relating to the purchase of tooling in the Asia facilities.

Financing Activities: Financing activities provided cash of $95,000, primarily comprised of proceeds from the issuance of common stock for employee option exercise and the stock purchase plan.

Effect of Foreign Currency Exchange Rate Fluctuations: The effect of translating the Chinese financial statements, which were prepared in Yuan to US dollars, had minimal effect on cash for the first three months of fiscal 2006.

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

Information About Revenue by Geography

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

	THREE MONTHS ENDED
	August 28, 2005	August 29, 2004
	($000)	($000)

US	$7,161	$7,721
China	596	1,176
UK	681	494
Canada	380	282
Other Foreign	380	663
Total	$9,198	$10,336

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including an obligation to pay for trade receivable invoices.

Impact of Foreign Operations and Currency changes:

The Company will experience normal valuation changes as the Chinese currencies fluctuate.  The effect of translating the Chinese financial statements resulted in net asset decrease of $100,000 for the first three months of fiscal 2006.  The Company recorded $83,000 of exchange gains in the same period.  The Company anticipates that it will continue to have exchange gains or losses in the future.

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

In connection with its audit of the Company’s consolidated financial statements for the year ended May 30, 2004, Grant Thornton LLP (“Grant Thornton”), the Company’s independent accountants, advised the Audit Committee and management of internal control matters with respect to certain inventory transactions that they considered to be a material weakness as that term is defined under standards established by the Public Company Accounting Oversight Board (PCAOB).  The Company considered these matters in connection with the year-end closing process and the preparation of the May 30, 2004 consolidated financial statements included in its Form 10-K.  In response to the observations made by Grant Thornton, the Company will implement certain enhancements to its internal controls and procedures, which it believes address the matters raised by Grant Thornton.

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

Management believes that implementation of these actions will remediate the material weaknesses described above.  There have been no change in internal controls since May 29, 2005.

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

In addition to the manufacturing shut-down, the Company also closed a third party warehouse facility to cut costs in January 2004.  This too resulted in the terminations of personnel whose responsibilities included monitoring third party warehousing of customer stock inventory.  Approximately $57,581 of inventory was not adequately tracked.  This error was also discovered in the course of the audit, and should have been recorded in the third quarter.  Taken together the manufacturing and third party warehouse control deficiencies resulted in an adjustment of $83,150, which should have been recorded in the third quarter.  This $83,150 adjustment was extrapolated over the Company’s entire inventory, which resulted in a total adjustment of $279,987.  The Company believes that this adjustment is not material.

In connection with its audit of the Company’s consolidated financial statements for the year ended May 30, 2004, Grant Thornton LLP (“Grant Thornton”), the Company’s independent registered public accounting firm, advised the Company’s audit committee and management that the adjustments described with respect to inventory constituted a material weakness as that term is defined under standards established by the Public Company Accounting Oversight Board (PCAOB).  In response to the observations made by Grant Thornton, the Company has implemented certain enhancements to its internal controls and procedures that the Company believes will address the matters raised by Grant Thornton.

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

Not Applicable

ITEM 3                                                        DEFAULTS UPON SENIOR SECURITIES:

Not Applicable

ITEM 4                                                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5                                                        OTHER INFORMATION

Not Applicable.

ITEM 6                                                        EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  The following exhibits are included herein:

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                              Reports on form 8-K

A.	Form 8-K filed June 2, 2005 announcing the lease of 13,313 square feet of office space and the sale of the Minneapolis headquarter building to Dane Industries Inc.
B.	Form 8-K filed August 2, 2005 announcing the resignation of Donald L. Henry as Chief Financial Officer and the hiring of William J. Birmingham as Interim Chief Financial Officer.
C.	Form 8-K filed August 9, 2005 referencing a press release dated August 5, 2005 of financial results for the quarter and year ended May 29, 2005.
D.	Form 8-K filed August 12, 2005 providing a transcript of a conference call of August 9, 2005 between company management and interested parties.
E.

Form 8-K/A filed August 24, 2005 announcing additional details on restatements and adjustments to financial statement for (a) errors uncovered in its China operations and (b) adjustments to treat the recently sold Korean subsidiary as “discontinued operations”.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED

(REGISTRANT)

DATED:	October 10, 2005	/s/ Frederick M. Green, President
Frederick M. Green, President
Chief Executive Officer and
Chairman

DATED:	October 10, 2005	/s/ William J. Birmingham
William J. Birmingham
Interim Chief Financial Officer