Form 10-Q/A
period 2004-08-29
AULT INC
filed 2005-10-20
CIK 723639

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

YES ☐                                                           NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	October 10, 2005
No par value	4,861,192 shares

AULT INCORPORATED

FORM 10-Q/A

FOR THE QUARTER ENDED AUGUST 29, 2004

Restatement

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the three months ended August 29, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on October 1, 2004, (“Original Filing”) reflects a restatement of the consolidated financial statements of Ault Incorporated (the “Company”) for the quarter ended August 29, 2004, as discussed in Note 1 to the consolidated financial statements.  The determination to restate these financial statements and other financial information was made as a result of management’s identification, in connection with the preparation of the Company’s financial statements for the year ended May 29, 2005, of accounting errors at the Company’s China subsidiary related to inventory build-up and relief, and inadequate reconciliation of intercompany accounts.  The adjustments totaled $236,000 for the three-month period ending August 29, 2004, and increased the Company’s net loss applicable to common shareholders to $119,000 from a gain of $117,000 as originally reported.  Further information on the restatement adjustments can be found on Note 1 to the accompanying consolidated financial statements.  The effects of the restatement on fiscal year 2004 can be found in Note 1 to the consolidated financial statements filed on the Company’s May 30, 2004 annual report on Form 10-K/A, and Note 16 to the consolidated financial statements filed on the Company’s May 29, 2005 annual report on Form 10-K.

This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I of the Original Filing.  In addition, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are included with this filing.

PART 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Amounts Per Share)

	(Unaudited)
	Three Months Ended
	Restated August 29, 2004	Restated August 31, 2003

Net Sales	$10,336	$8,431

Cost of Goods Sold	7,575	6,565
Gross Profit	2,761	1,866

Operating Expenses:
Marketing	784	798
Design Engineering	721	745
General & Administrative	1,299	1,297
Plant Closing Costs	—	98
	2,804	2,938

Operating Loss	(43)	(1,072)

Non Operating Income (Expense):
Interest Expense	(88)	(115)
Other	13	19
	(75)	(96)

Loss Before Income Taxes	(118)	(1,168)

Income Tax Expense	1	—

Loss From Continuing Operations	(119)	(1,168)

Discontinued Operations	36	61

Net Loss	(83)	(1,107)

Redeemable Convertible Preferred Stock Dividends	(36)	(36)

Net Loss Applicable to Common Stockholders	$(119)	$(1,143)

Net Basic and Diluted Loss Per Common Share:
Continuing Operations	$(0.03)	$(0.26)
Discontinued Operations	0.01	0.01
Loss Per Common Share	$(0.02)	$(0.25)

Common and equivalent shares outstanding:
Basic	4,787,937	4,657,421
Diluted	4,787,937	4,657,421

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(Unaudited)
	Restated August 29, 2004	May 30, 2004
Assets:
Current Assets
Cash and Cash Equivalents	$1,425	$837
Trade Receivables, Less Allowance for Doubtful Accounts of $381 at August 29, 2004; $291 at May 30, 2004	6,143	5,903
Inventories	4,643	4,898
Prepaid and Other Expenses	1,229	946
Assets related to discontinued operations	7,310	6,401
Total Current Assets	20,750	18,985

Property Equipment and Leasehold Improvements:
Land	729	729
Building and Leasehold Improvements	4,059	4,059
Machinery and Equipment	5,594	5,586
Office Furniture	425	402
Data Processing Equipment	1,451	1,451
	12,258	12,227

Less Accumulated Depreciation	6,259	6,101
Net Property Equipment and Leasehold Improvements	5,999	6,126

Other Assets	136	146
Non-Current Assets Related To Discontinued Operations	4,462	4,578

Total Assets	$31,347	$29,835

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(Unaudited)
	Restated August 29, 2004	May 30, 2004
Liabilities and Stockholders’ Equity:
Current Liabilities
Note Payable to Bank	$2,155	$1,965
Current Maturities of Long-Term Debt	442	460
Accounts Payable	5,019	3,915
Accrued Compensation	751	777
Accrued Commissions	279	281
Other	412	487
Liabilities Related to Discontinued Operations	5,766	5,423
Total Current Liabilities	14,824	13,308

Long-Term Debt, Less Current Maturities	2,276	2,313
Non-Current Liabilities Related to Discontinued Operations	249	203

Redeemable Convertible Preferred Stock, No Par Value, 2,074 Shares Issued and Outstanding	2,074	2,074

Stockholders’ Equity:
Preferred Stock, No Par Value, Authorized, 1,000,000 Shares;
Common Shares, No Par Value, Authorized 10,000,000 Shares; Issued and Outstanding 4,765,291 on August 29, 2004; and 4,705,083 on May 30, 2004;	21,279	21,173
Notes Receivable arising from the sale of common stock	(45)	(45)
Accumulated Other Comprehensive Loss	(870)	(870)
Accumulated Deficit	(8,440)	(8,321)
	11,924	11,937

	$31,347	$29,835

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

	(Unaudited) Three Months Ended
	Restated August 29, 2004	Restated August 31, 2003
Cash Flows From Operating Activities:
Net Loss	$(83)	$(1,107)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	158	271
Changes in Assets and Liabilities:
(Increase) Decrease In:
Trade Receivables	(239)	(582)
Inventories	80	258
Prepaid and Other Expenses	(273)	(186)
Increase (Decrease) in:
Accounts Payable	1,104	(86)
Accrued Expenses	(102)	372
Discontinued Operations	(61)	370
Net Cash Provided by (Used in) Operating Activities	584	(690)

Cash Flows From Investing Activities:
Purchase of Equipment and Leasehold Improvements	(31)	(68)
Discontinued Operations		(22)
Net Cash Used in Investment Activities	(31)	(90)

Cash Flows From Financing Activities:
Net Borrowings on Revolving Credit Agreements	190	1,012
Proceeds from Issuance of Common Stock	70
Principal Payments on Long-Term Borrowings	(55)	(73)
Discontinued Operations	(170)	(85)
Net Cash Provided by Financing Activities	35	854

Effect of Foreign Currency Exchange Rate Changes on Cash	—	—

Increase in Cash and Cash Equivalents	588	74

Cash and Cash Equivalents at Beginning of Period	837	920

Cash and Cash Equivalents at End of Period	$1,425	$994

Non-Cash Transaction:
Issuance of Common Stock to Pay Preferred Stock Dividends	$36	$36

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s May 30, 2004 Form 10-K/A.

The results of operations for the interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

Management plans – The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stock of $5,545,646 in 2004 and $7,692,073 in 2003 and at May 30, 2004 had an accumulated deficit of $8,321,044.  The Company utilized $949,680 of cash for operating activities in 2004.  In the first quarter of fiscal 2005, the Company has recorded net loss applicable to common stockholders of $119,000.  The Company has provided $584,000 of cash for operating activities in the first quarter of fiscal year 2005.  Future operations may require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 4, 2006.  There was an outstanding balance on this line-of-credit at August 29, 2004 of $2,156,000.  The Company believes they can remain in compliance with covenants in the financing agreement, as amended, throughout fiscal 2005.

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

Restatement – The consolidated financial statements as of and for the fiscal quarter ended August 29, 2004 were restated as a result of the Company’s identification, in connection with the preparation of the Company’s financial statements for the fiscal year ended May 29, 2005, of accounting errors at the Company’s China subsidiary related to inventory build-up and relief and inadequate reconciliation of intercompany accounts.  The accounting errors resulted in a misstatement in inventories, current assets, total assets, accumulated deficit, total shareholders’ equity, cost of goods sold, gross profit, general and administrative expense, total operating expenses, operating loss, loss before taxes, net loss, net loss applicable to common stockholders, and net loss per share.  There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders’equity.

Effects on Consolidated Balance Sheet as of August 29, 2004

(Dollars in thousands)

	As previously	(1)
	reported	As restated
Inventories	$9,378	$8,435
Total current assets	21,579	20,750
Total assets	32,176	31,347
Accumulated deficit	(7,611)	(8,440)
Total stockholders’ equity	12,753	11,924

Effects on Consolidated Statement of Operations for fiscal quarter-ended August 29, 2004

(Dollars in thousands, except per share amounts)

	As previously	(1)
	reported	As restated
Sales	$13,139	$13,253
Cost of goods sold	9,576	9,898
Gross profit	3,563	3,355
General and administrative	1,433	1,461
Total operating expenses	3,271	3,299
Operating income (loss)	292	56
Income (loss) before income taxes	161	(75)
Net income (loss)	153	(83)
Net income (loss) applicable to common stockholders	117	(119)
Net earnings (loss) per share basic	0.02	(0.02)
Net earnings (loss) per share diluted	0.02	(0.02)

(1)  The restated amounts do not reflect the adjustment for discontinued operations as discussed below.

Discontinued operations - On May 20, 2005, the Company completed the sale of its wholly owned subsidiary, Ault Korea Corporation (“Ault Korea”), to JEC Korea Co., Ltd (“JEC”) for $3.7 million.  The agreement includes the receipt of $1,472,000 in cash and a secured note in the amount of $2,250,000.  The transaction resulted in a loss of approximately $2,442,000 and the reclassification of the Korean subsidiary activity as “discontinued operations” for all periods presented.

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

Revenues and results of operations for the Korean subsidiary for the three month period presented include the following:

(in thousands)

	Quarter Ended	Quarter Ended
	August 29, 2004	August 31, 2003
Net Sales	$2,916	$2,386

Income from Discontinued Operations	36	61

The balance sheet information of discontinued operations includes the following:

(in thousands)	August 29, 2004
Current Assets related to Discontinued Operations:
Cash	$395
Accounts Receivable	2,356
Inventories	3,792
Prepaid and Other Expenses	767
Total Current Assets	$7,310

Non-Current Assets Related to Discontinued Operations:
Property, Plant and Equipment, net	$4,462
Other Assets	—
Total Non-Current Assets	$4,462

Current Liabilities Related to Discontinued Operations:
Notes Payable to Bank	$2,510
Accounts Payable	2,580
Accrued Compensation	676
Total Current Liabilities	$5,766

Non-Current Liabilities Related to Discontinued Operations:
Other Long-Term Liabilities	$249

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

Amounts in thousands, except per share amounts

	Period Ending
	Aug. 29	Aug. 31
	2004	2003
Net Earnings (loss) applicable to stockholders:
as reported	$(119)	$(1,143)
pro forma	(150)	(1,222)
per share, basic, as reported	(0.02)	(0.25)
per share, diluted, as reported	(0.02)	(0.25)
per share, basic, pro forma	(0.03)	(0.26)
per share, diluted, pro forma	(0.03)	(0.26)

3.  Inventories

The components of inventory (in thousands) at August 29, 2004 and May 30, 2004 are as follows:

	August 29,	May 30,
	2004	2004
Raw Materials	$2,522	$2,870
Work-in-process	97	116
Finished Goods	2,024	1,912
	$4,643	$4,898

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

A summary of the restructuring activity during the three-month period ending August 29, 2004 is as follows:

		Current Period		Restructuring
	Balance at	Plant Closing	Cash	Liabilities at
	May 30, 2004	Charges	Payments	August 29, 2004
Employee termination costs	$15,000	$0	$15,000	$0

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

Long-term debt (in thousands) including current maturities contain the following:

	August 29,	May 30,
	2004	2004
8.05% term loan, due in monthly installments of $28,756, including interest to February 2015, collateralized by the Company’s headquarters building in Minneapolis	$2,427	$2,465
5.3% uncollateralized term loan, due in January 2005	290	290
7.94% term loan, due in monthly installments of $6,144 including interest to September 2004, secured by furniture	1	18
Total	2,718	2,773
Less Current Maturities	442	460
	$2,276	$2,313

7. Stockholders’ Equity

		Three Months Ended August 29, 2004
		($000)
Total Stockholders’ Equity – May 30, 2004		$11,937
Net (Loss)	$(83)
Net change in Foreign currency translation adjustment	—
Comprehensive (Loss)		$(83)
Preferred Stock Dividends Declared		(36)
Preferred Stock Dividends Paid with Common Stock		36
Issue 47,875 shares of common stock in accordance with stock purchase plan		70

Total Stockholders’ Equity		$11,924

8. Net Earnings Per Common Share

Basic and diluted earnings per share are presented in accordance with SFAS No. 128, Earnings per Share.  The Redeemable Convertible Preferred Stock had no effect on diluted weighted average shares outstanding, as they were anti-dilutive.

	Three Months Ended
	August 29, 2004	August 31, 2003
Earnings (Loss) Applicable to Common Shareholders (in thousands)	$(119)	$(1,143)
Basic – Weighted Average Shares Outstanding	4,787,937	4,657,421
Diluted – Weighted Average Shares Outstanding	4,787,937	4,657,421
Basic Earnings (Loss) per Share	(0.02)	(0.25)
Diluted Earnings (Loss) per Share	(0.02)	(0.25)

ITEM 2  -     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended August 29, 2004, amends and restates financial statements and related financial information for the fiscal quarter ended August 29, 2004.  The determination to restate these financial statements and other financial information was made as a result of the Company’s identification, in connection with the preparation of the Company’s financial statements for the fiscal year ended May 29, 2005, of accounting errors at the Company’s China subsidiary related to inventory build-up and relief and inadequate reconciliation of intercompany accounts.  Further information on the restatement can be found in Note 1 to the accompanying consolidated financial statements, Note 1 to the consolidated financial statements filed on the Company’s May 30, 2004 annual report on Form 10-K/A, and Note 16 to the consolidated financial statements filed on the Company’s May 29, 2005 annual report on Form 10-K.

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

Critical accounting policies are defined as those involving significant judgments and uncertainties which could potentially result in materially different results under different assumptions and conditions.  Application of these policies is particularly important to the portrayal of the financial condition and results of operations.  The Company believes the accounting policies described below meet these characteristics.  All significant accounting policies are more fully described in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K/A.

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

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stock of $5,545,646 in 2004 and $7,692,073 in 2003 and at May 30, 2004 had an accumulated deficit of $8,321,044.  The Company utilized $949,680 of cash for operating activities in 2004.  In the first quarter of fiscal 2005, the Company has recorded net loss applicable to common stock of $119,000.  The Company has provided $584,000 of cash for operating activities in the first quarter of fiscal year 2005.  Future operations may require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 4, 2006.  There was an outstanding balance on this line-of-credit at August 29, 2004 of $2,156,000.  The Company believes they can remain in compliance with covenants in the financing agreement, as amended, throughout fiscal 2005.

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

RESULTS OF OPERATIONS

Recent Events – During June 2005 the Company became aware of accounting errors in its China operations that resulted in an understatement of the loss applicable to common stockholders of $593,000 for fiscal year 2004 and $236,000 for the first quarter of fiscal year 2005 compared to results that were originally reported. The sale of the Company’s Korean subsidiary in May 2005, required adjustments to the financial statements to present Korean operations as “discontinued operations”.

First Quarter Ended August 29, 2004

	Fiscal	Fiscal	Favorable / (Unfavorable)
($000)	2005	2004	Amount	Percent
Net Sales	$10,336	$8,431	$1,905	23%
Operating Loss	(43)	(1,072)	1,029	96%

Net sales were $10,336,000 for the first quarter of fiscal 2005 up from $8,431,000 for the first quarter of fiscal 2004.  The increase is due to the continued activity in North America, with an increase in sales to existing customers and new customers.

The gross margin for fiscal 2005 was 26.7%, compared to 22.1% for fiscal 2004. Margins increased primarily due to the closure of manufacturing in the United States.  Transferring the manufacturing to China, reduced production costs by $318,000.

Operating expenses decreased in the first quarter of fiscal 2005 to $2,804,000 from $2,938,000 in the first quarter of fiscal 2004.  The reduction of expenses in the first quarter of fiscal 2005 is primarily related to the cost of closing the United States manufacturing in fiscal 2004 of $98,000.  The increase in the allowance for doubtful accounts increased expenses by $80,000 from fiscal 2004 but was offset by a reduction in freight expenses.  It is anticipated that operating expenses will remain consistent throughout fiscal year 2005.

Order Backlog: The Company’s order backlog at August 29, 2004 totaled $8,176,000 compared to $10,027,000 at May 30, 2004.  The order backlog represents sales for approximately eleven weeks.

Non-Operating Income and Expense:  Non-operating expense is $75,000 for the first quarter of fiscal 2005 compared to $96,000 for the same period in fiscal 2004.  Non-operating expenses primarily consists of interest expense.  The Company incurred interest expenses of $88,000 in the first three months of fiscal 2005 and $115,000 in the same period of fiscal 2004.  Interest expense decreased due to the lower principal balance on the bank credit facilities and long-term borrowings.

Income Tax: The Company had a pre-tax loss of $118,000 for the three-month period in fiscal 2005 on which it accrued $1,000 income tax expense relating to amounts due for state and foreign taxes.  For the three-month period in fiscal 2004 the Company had a pre-tax loss of $1,168,000 on which it accrued no consolidated income tax benefit.  The effective tax rate is 0.8% for the first quarter of 2005, and 0% for the same period in fiscal 2004.  In the first quarter of fiscal 2004 the Company did not take a benefit from the loss carryforwards the loss generated, and continues in fiscal 2005 to have a full valuation allowance because it is likely the Company will be unable to use such losses.

Net Income (Loss): The Company reported a basic and diluted per share loss of $0.02 for the first quarter of fiscal 2005 based on 4,788,000 outstanding weighted average shares, compared to basic and diluted per share loss of $0.25 for the first quarter of fiscal 2004, based on 4,657,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company’s liquidity and financial position on August 29, 2004, and on May 30, 2004:

	August 29,	May 30,
	2004	2004
	($000)	($000)
Working capital	$5,926	$5,677
Cash	1,425	837
Unutilized bank credit facilities	1,805	1,489

Current Working Capital Position

As of August 29, 2004, the Company had current assets of $20,750,000 and current liabilities of $14,824,000 representing working capital of $5,926,000 and a current ratio of 1.4.  This represents an increase in working capital from $5,677,000 at May 30, 2004.  The Company relies on its credit facilities as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.  The Company has not committed any funds to capital expenditures as of August 29, 2004.

Cash and Investments: As of August 29, 2004, the Company had cash and securities totaling $1,425,000, up from $837,000 as of May 30, 2004.  This increase in cash was due to normal fluctuations in the timing of payments and receipts.

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

CASH FLOWS FOR FISCAL 2005

Operations:  Operations provided $584,000 of cash during the first three months of fiscal 2005 due principally to the following activities:

(a)          Net loss and depreciation provided cash of $75,000.

(b)         Decreases in inventories provided $80,000 of cash.

(c)          Increases in prepaid expenses used $273,000 of cash, primarily related to an increase in refundable VAT due to an increase in revenue.

(d)         Increases in accounts payable and accrued expenses provided $1,002,000, primarily related to the timing of payments.

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

Summary:  The Company’s cash and working capital positions are sound and, together with its credit facilities, adequate to support the Company’s strategies for the remainder of fiscal 2005 and the foreseeable future.

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

Information About Revenue by Geography

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

	THREE MONTHS ENDED
	August 29, 2004	August 31, 2003
	($000)	($000)

US	$7,721	$5,970
China	1,290	1,191
UK	494	707
Canada	282	271
Other Foreign	549	292
Total	$10,336	$8,431

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including an obligation to pay for trade receivable invoices.

Impact of Foreign Operations and Currency changes:

The Company will experience normal valuation changes as the Chinese currency fluctuate.  The effect of translating the Chinese financial statements was not significant for the first three months of fiscal 2005.

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

AULT INCORPORATED

(REGISTRANT)

DATED: October 14, 2005	/s/ Frederick M. Green
Frederick M. Green, President
Chief Executive Officer and
Chairman

DATED: October 14, 2005	/s/ William J. Birmingham
William J. Birmingham
Interim Chief Financial Officer