Form 10-Q/A
period 2004-11-28
AULT INC
filed 2005-10-21
CIK 723639

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

YES  ☒             NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES  ☐             NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 10, 2005
No par value	4,861,192 shares

Total pages 25

Exhibits Index on Page 21

AULT INCORPORATED

FORM 10-Q/A

FOR THE QUARTER ENDED NOVEMBER 28, 2004

Restatement

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the three and six month periods ended November 28, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on January 12, 2005, (“Original Filing”) reflects a restatement of the consolidated financial statements of Ault Incorporated (the “Company”) for the quarter ended November 28, 2004, as discussed in Note 1 to the consolidated financial statements.  The determination to restate these financial statements and other financial information was made as a result of management’s identification, in connection with the preparation of the Company’s financial statements for the year ended May 29, 2005, of accounting errors at the Company’s China subsidiary related to inventory build-up and relief, and inadequate reconciliation of intercompany accounts.  The adjustments totaled $70,000 for the three-month period ending November 28, 2004 and $306,000 for the six-month period.  The restatement increased the Company’s net loss applicable to common shareholders for the six-month period to $723,000 from $417,000 as originally reported.  Further information on the restatement adjustments can be found on Note 1 to the accompanying consolidated financial statements.  The effects of the restatement on fiscal year 2004 can be found in Note 1 to the consolidated financial statements filed on the Company’s May 30, 2004 annual report on Form 10-K/A, and Note 16 to the consolidated financial statements filed on the Company’s May 29, 2005 annual report on Form 10-K.

This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I of the Original Filing.  In addition, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are included with this filing.

PART 1. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	Restated Three Months Ended		Restated Six Months Ended
	Nov. 28	Nov. 30	Nov. 28	Nov. 30
	2004	2003	2004	2003
Net Sales	$8,223	$8,768	$18,559	$17,199

Cost of Goods Sold	5,828	6,468	13,403	13,033
Gross Profit	2,395	2,300	5,156	4,166

Operating Expenses:
Marketing	912	820	1,696	1,618
Design Engineering	758	721	1,479	1,466
General and Administrative	1,157	1,117	2,456	2,414
Plant Closing Costs		223		321
	2,827	2,881	5,631	5,819
Operating Loss	(432)	(581)	(475)	(1,653)

Other Income (Expense):
Interest Expense	(101)	(96)	(189)	(211)
Other	(29)	(41)	(16)	(22)
	(130)	(137)	(205)	(233)
Loss Before Income Taxes	(562)	(718)	(680)	(1,886)

Income Tax Expense	1	—	2	—

Loss From Continuing Operations	(563)	(718)	(682)	(1,886)

Discontinued Operations	(5)	(11)	31	50

Net Loss	(568)	(729)	(651)	(1,836)

Redeemable Convertible Preferred Stock Dividends	(36)	(36)	(72)	(72)

Net Loss Applicable to Common Stockholders	$(604)	$(765)	$(723)	$(1,908)

Net Basic and Diluted Loss Per Common Share:
Continuing Operations	$(0.13)	$(0.16)	$(0.16)	$(0.42)
Discontinued Operations	—	—	0.01	0.01
Loss Per Common Share	$(0.13)	$(0.16)	$(0.15)	$(0.41)

Common and Equivalent Shares Outstanding:
Basic	4,803,318	4,673,706	4,795,870	4,665,659
Diluted	4,803,318	4,673,706	4,795,870	4,665,659

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(Unaudited)
	Restated November 28, 2004	May 30, 2004
Assets:
Current Assets
Cash and Cash Equivalents	$1,247	$837
Trade Receivables, Less Allowance for Doubtful Accounts of $410 at November 28, 2004; $291 at May 30, 2004	4,940	5,903
Inventories	4,181	4,898
Prepaid Expenses and Other	1,279	946
Assets related to discontinued operations	7,066	6,401
Total Current Assets	18,713	18,985

Property, Equipment and Leasehold Improvements:
Land	729	729
Building and Leasehold Improvements	4,068	4,059
Machinery and Equipment	5,399	5,586
Office Furniture	483	402
E.D.P. Equipment	1,629	1,451
	12,308	12,227

Less Accumulated Depreciation	6,382	6,101
Net Property Equipment and Leasehold Improvements	5,926	6,126

Other Assets	127	146
Non-Current Assets Related To Discontinued Operations	4,396	4,578

Total Assets	$29,162	$29,835

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Unaudited)
	Restated November 28, 2004	May 30, 2004
Liabilities and Stockholders’ Equity:
Current Liabilities
Note Payable to Bank	$1,849	$1,965
Current Maturities of Long-Term Debt	445	460
Accounts Payable	4,130	3,915
Accrued Compensation	866	777
Accrued Commissions	211	281
Other	318	487
Liabilities Related to Discontinued Operations	5,365	5,423
Total Current Liabilities	13,184	13,308

Long-Term Debt, Less Current Maturities	2,219	2,313
Non-Current Liabilities Related to Discontinued Operations	288	203

Redeemable Convertible Preferred Stock, No Par Value, 2,074 Shares Issued and Outstanding	2,074	2,074

Stockholders’ Equity:
Preferred Stock, No Par Value, Authorized, 1,000,000 Shares; None Issued.
Common Shares, No Par Value, Authorized 10,000,000 Shares; Issued and Outstanding 4,778,955 on November 28, 2004; and 4,705,083 on May 30, 2004;	21,317	21,173
Notes Receivable arising from the sale of common stock	(45)	(45)
Accumulated Other Comprehensive Loss	(831)	(870)
Accumulated Deficit	(9,044)	(8,321)
	11,397	11,937

	$29,162	$29,835

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(Unaudited) Six Months Ended
	Restated November 28, 2004	Restated November 30, 2003
Cash Flows From Operating Activities:
Net Loss	$(651)	$(1,836)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	322	496
Changes in Assets and Liabilities:
(Increase) Decrease In:
Trade Receivables	778	51
Inventories	676	291
Prepaid and Other Expenses	(130)	175
Increase (Decrease) in:
Accounts Payable	215	(485)
Accrued Expenses	(149)	308
Discontinued Operations	(102)	216
Net Cash Provided by (Used in) Operating Activities	959	(784)

Cash Flows From Investing Activities:
Purchase of Equipment and Leasehold Improvements	(122)	(208)
Discontinued Operations	(18)	(28)
Net Cash Used in Investment Activities	(140)	(236)

Cash Flows From Financing Activities:
Net Borrowings (Payments) on Revolving Credit Agreements	(116)	1,056
Proceeds from Issuance of Common Stock	72	2
Principal Payments on Long-Term Borrowings	(109)	(143)
Discontinued Operations	(256)	(84)
Net Cash Provided by (Used in) Financing Activities	(409)	831

Effect of Foreign Currency Exchange Rate Changes on Cash	—	—

Increase (Decrease) in Cash and Cash Equivalents	410	(189)

Cash and Cash Equivalents at Beginning of Period	837	920

Cash and Cash Equivalents at End of Period	$1,247	$731

Non-Cash Transaction:
Issuance of Common Stock to Pay Preferred Stock Dividends	72	72
Trade Receivable Converted to a Note Receivable	185	—

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

Management plans – The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stockholders of $5,545,646 in fiscal year 2004 and $7,692,073 in fiscal year 2003 and at May 30, 2004 had an accumulated deficit of $8,321,044.  The Company utilized $949,680 of cash for operating activities in fiscal year 2004.  In the first six months of fiscal 2005, the Company has recorded a net loss applicable to common stockholders of $723,000.  The Company has provided $959,000 of cash from operating activities in the first six months of fiscal year 2005.  Future operations may require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 4, 2006.  There was an outstanding balance on this line-of-credit at November 28, 2004 of $1,849,000.  The Company believes it can remain in compliance with covenants in the financing agreement, as amended, through fiscal 2005.

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

Restatement – The consolidated financial statements as of and for the fiscal quarter ended November 28, 2004 were restated as a result of the Company’s identification, in connection with the preparation of the Company’s financial statements for the fiscal year ended May 29, 2005, of accounting errors at the Company’s China subsidiary related to inventory build-up and relief and inadequate reconciliation of intercompany accounts.  The accounting errors resulted in a misstatement in inventories, current assets, total assets, accumulated deficit, total shareholders’ equity, cost of goods sold, gross profit, general and administrative expense, total operating expenses, operating loss, loss before taxes, net loss, net loss applicable to common stockholders, and net loss per share.  There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders’equity.

Effects on Consolidated Balance Sheet as of November 28, 2004

(Dollars in thousands)

	As previously	(1)
	reported	As restated

Inventories	$8,828	$7,815
Total current assets	19,612	18,713
Total assets	30,061	29,162
Accumulated deficit	(8,145)	(9,044)
Total stockholders’ equity	12,296	11,397

Effects on Consolidated Statement of Operations for the six months-ended November 28, 2004

(Dollars in thousands, except per share amounts)

	As previously	(1)
	reported	As restated

Sales	$24,186	$24,300
Cost of goods sold	17,654	18,018
Gross profit	6,532	6,282
General and administrative	2,702	2,758
Total operating expenses	6,563	6,619
Operating loss	(31)	(337)
Loss before income taxes	(337)	(643)
Net loss	(345)	(651)
Net loss applicable to common stockholders	(417)	(723)
Net loss per share basic	(0.09)	(0.15)
Net loss per share diluted	(0.09)	(0.15)

1).           The restated amounts do not reflect the adjustment for discontinued operations as discussed below.

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

Revenues and results of operations for the Korean subsidiary for the six month period presented include the following:

(in thousands)

	Quarter Ended	Quarter Ended
	November 28, 2004	November 30, 2003
Net Sales	$5,740	$4,751

Income from Discontinued Operations	31	50

The balance sheet information of discontinued operations includes the following:

(in thousands)	November 28, 2004
Current Assets related to Discontinued Operations:
Cash	$259
Accounts Receivable	2,462
Inventories	3,634
Prepaid and Other Expenses	711
Total Current Assets	$7,066

Non-Current Assets Related to Discontinued Operations:
Property, Plant and Equipment, net	$4,396
Other Assets	—
Total Non-Current Assets	$4,396

Current Liabilities Related to Discontinued Operations:
Notes Payable to Bank	$2,519
Accounts Payable	2,157
Accrued Compensation	689
Total Current Liabilities	$5,365

Non-Current Liabilities Related to Discontinued Operations:
Other Long-Term Liabilities	$288

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

Amounts in thousands, except per share amounts

	Three Months Ended		Six Months Ended
	Nov. 28	Nov. 30	Nov. 28	Nov. 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders:
as reported	$(604)	$(765)	$(723)	$(1,908)
pro forma	(666)	(847)	(836)	(2,066)
per share, basic, as reported	(0.13)	(0.16)	(0.15)	(0.41)
per share, diluted, as reported	(0.13)	(0.16)	(0.15)	(0.41)
per share, basic, pro forma	(0.14)	(0.18)	(0.17)	(0.44)
per share, diluted, pro forma	(0.14)	(0.18)	(0.17)	(0.44)

3. Inventories

The components of inventory (in thousands) at November 28, 2004 and May 30, 2004 are as follows:

	November 28, 2004	May 30, 2004
Raw Materials	$2,480	$2,870
Work-in-process	93	116
Finished Goods	1,608	1,912
	$4,181	$4,898

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

A summary of the restructuring activity during the six-month period ending November 28, 2004 is as follows:

		Current Period		Restructuring
	Balance at	Plant Closing	Cash	Liabilities at
	May 30, 2004	Charges	Payments	November 28, 2004
Employee termination costs	$15,000	$0	$15,000	$0

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

Long-term debt (in thousands) including current maturities contain the following:

	November 28,	May 30,
	2004	2004
8.05% term loan, due in monthly installments of $28,756, including interest to February 2015, collateralized by the Company’s headquarters building in Minneapolis	$2,374	$2,465
5.3% uncollateralized term loan, due in January 2005	290	290
7.94% term loan, paid during 2004	—	18
Total	$2,664	$2,773
Less current maturities	445	460
	$2,219	$2,313

7. Stockholders’ Equity

		Six Months Ended November 28, 2004
		($000)
Total Stockholders’ Equity – May 30, 2004		$11,937
Net Loss	$(651)
Net change in Foreign currency translation adjustment	39
Comprehensive Income (Loss)		(612)
Issue 48,875 shares of common stock in accordance with stock purchase plan		72
Preferred Stock Dividends Declared		(72)
Preferred Stock Dividends Paid with Common Stock		72

Total Stockholders’ Equity		$11,397

8. Net Loss Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.  The Redeemable Convertible Preferred Stock and stock options had no effect on diluted weighted average shares outstanding, as they were anti-dilutive.

	Three Months Ended		Six Months Ended
	November 28, 2004	November 30, 2003	November 28, 2004	November 30, 2003
Loss Applicable to Common Shareholders (in thousands)	$(604)	$(765)	$(723)	$(1,908)
Basic – Weighted Average Shares Outstanding	4,803,318	4,673,706	4,795,870	4,665,659
Diluted – Weighted Average Shares Outstanding	4,803,318	4,673,706	4,795,870	4,665,659
Basic Loss per Share	$(0.13)	$(0.16)	$(0.15)	$(0.41)
Diluted Loss per Share	$(0.13)	$(0.16)	$(0.15)	$(0.41)

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

This amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended November 28, 2004, amends and restates financial statements and related financial information for the fiscal quarter ended November 28, 2004.  The determination to restate these financial statements and other financial information was made as a result of the Company’s identification, in connection with the preparation of the Company’s financial statements for the fiscal year ended May 29, 2005, of accounting errors at the Company’s China subsidiary related to inventory build-up and relief and inadequate reconciliation of intercompany accounts.  Further information on the restatement can be found in Note 1 to the accompanying consolidated financial statements, Note 1 to the consolidated financial statements filed on the Company’s May 30, 2004 annual report on Form 10-K/A, and Note 16 to the consolidated financial statements filed on the Company’s May 29, 2005 annual report on Form 10-K.

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

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stockholders of $5,545,646 in fiscal year 2004 and $7,692,073 in fiscal year 2003 and at May 30, 2004 had an accumulated deficit of $8,321,044.  The Company utilized $949,680 of cash for operating activities in fiscal year 2004.  In the first six months of fiscal 2005, the Company has recorded a net loss applicable to common stockholders of $723,000.  The Company has provided $959,000 of cash from operating activities in the first six months of fiscal year 2005.  Future operations may require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 4, 2006.  There was an outstanding balance on this line-of-credit at November 28, 2004 of $1,849,000.  The Company believes it can remain in compliance with covenants in the financing agreement, as amended, through fiscal 2005.

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

RESULTS OF OPERATIONS

Second Quarter Ended November 28, 2004

	Fiscal	Fiscal	Favorable / (Unfavorable)
($000)	2005	2004	Amount	Percent
Net Sales	$8,223	$8,768	$(545)	(6)%
Operating Loss	(432)	(581)	149	26%

Net sales were $8,223,000 for the second quarter of fiscal 2005 down 6% from $8,768,000 for the second quarter of fiscal 2004.  The decrease is due to lower sales from North America and Europe of $422,000 and by a decrease in sales from Asia Pacific of $123,000.  The North American decrease is primarily from a reduction in orders from customers as they use up inventory.

Gross margin for the second quarter was 29.1 percent as a percent of sales, compared with 26.2 percent for the same period last year.  Margins increased primarily due to the closure of manufacturing in the United States.  Transferring the manufacturing to China, reduced production costs by $318,000 offset by higher than normal rework costs of $84,000.  The rework was related to one customer and was completed in the second quarter of 2005.

Operating expenses decreased in the second quarter of fiscal 2005 to $2,827,000 from $2,881,000 in the second quarter of fiscal 2004.  The reduction of $54,000 in the second quarter of fiscal 2005 is related to the cost of closing the United States manufacturing in fiscal 2004.  This decrease was offset by additional expenses to increase sales in future periods.  These expenses include additional sales people in China of $45,000, additional travel expense in the United States and Europe of $45,000, and additional freight expense of $34,000.

Six Months Ended November 28, 2004

	Fiscal	Fiscal	Favorable / (Unfavorable)
($000)	2005	2004	Amount	Percent
Net Sales	$18,559	$17,199	$1,360	8%
Operating Loss	(475)	(1,653)	1,178	71%

Net sales were $18,559,000 for the first six months of fiscal 2005 up 8% from $17,199,000 for the first six months of fiscal 2004.  The increase is due to the continued activity in North America, with an increase in sales to existing customers and new customers.

Gross margin for the first six months of fiscal 2005 was 27.8 percent as a percent of sales, compared with 24.2 percent for the same period last year.  Margins increased primarily due to the closure of manufacturing in the United States.  Transferring the manufacturing to China, reduced production costs by $636,000 offset by higher than normal rework costs of $84,000.  The rework was related to one customer and was completed in the second quarter of 2005.

Operating expenses decreased in the first six months of fiscal 2005 to $5,631,000 from $5,819,000 in the first six months of fiscal 2004.  The reduction of $188,000 in fiscal 2005 is related to the cost of closing the United States manufacturing in fiscal 2004.  This decrease was offset by additional expenses in fiscal 2005 to increase sales in future periods.  These expenses include additional sales people in China of $45,000, additional travel expense in the United States and Europe of $58,000, and additional freight expense of $40,000.  Also an increase in allowance for doubtful accounts increased operating expenses in fiscal 2005 by $75,000.

Order Backlog: The Company’s order backlog at November 28, 2004 totaled $7,914,000 compared to $10,027,000 at May 30, 2004.  The order backlog represents sales for approximately eleven weeks.

Non-Operating Income and Expenses: Nonoperating expense is $205,000 for the first six months of fiscal 2005 compared to $233,000 for the same period in fiscal 2004.  The Company incurred interest expenses of $189,000 in the first six months of fiscal 2005 and $211,000 in the same period of fiscal 2004, paid on bank credit facilities and long-term borrowings.

Income Tax: The Company had a pre-tax loss of $680,000 for the six-month period in fiscal 2005 on which it accrued $2,000 consolidated income tax expense relating to amounts due for state taxes.  For the six-month period in fiscal 2004 the Company had a pre-tax loss of $1,886,000 on which no income tax benefit was accrued.  The effective tax rate is 0% for the first two quarters of 2005, and 0% for the same period in fiscal 2004.  In the first two quarters of fiscal 2005 and 2004 the Company did not take a benefit from the losses generated.  A full valuation allowance against deferred tax assets has been recorded because it is likely the Company will be unable to use such losses.

Net Loss: The Company reported a basic and diluted per share loss of $0.15 for the first six months of fiscal 2005, based on 4,796,000 outstanding weighted average shares, compared to basic and diluted per share loss of $0.41 for the same period of fiscal 2004, based on 4,666,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company’s liquidity and financial position on November 28, 2004, and on May 30, 2004:

	November 28,	May 30,
	2004	2004
	($000)	($000)
Working capital	$5,529	$5,677
Cash and cash equivalents	1,247	837
Unutilized bank credit facilities	824	1,489

Current Working Capital Position

As of November 28, 2004, the Company had current assets of $18,713,000 and current liabilities of $13,184,000, which amounted to working capital of $5,529,000 and a current ratio of 1.4.  This represents a decrease from its working capital of $5,677,000 as of May 30, 2004.  The Company relies on its credit facilities as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.  The Company has not committed any funds for future capital expenditures as of November 28, 2004.

Cash and Investments: As of November 28, 2004, the Company had cash totaling $1,247,000, compared to $837,000 as of May 30, 2004.  This increase in cash was due to normal fluctuations in the timing of payments and receipts.

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

CASH FLOWS FOR FISCAL 2005

Operations:  Operations provided $959,000 of cash during the first six months of fiscal 2005 due principally to the following activities:

(a)          The loss, net of depreciation used $329,000.

(b)         Decreases in trade receivables provided $778,000, primarily related to increased collections from the Asia Pacific area.

(c)          Decreases in inventories provided $676,000.

Investing Activities: Investing activities used net cash of $140,000 principally relating to the purchase of tooling in the Asia facilities.

Financing Activities: Financing activities used net cash of $409,000, comprised of $225,000 payment on debt, $256,000 used by discontinued operations, and $72,000 of proceeds from the issuance of common stock for the stock purchase plan.

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

Information about Revenue by Geography

Geographic distribution of revenue is as follows:

	Six Months Ended
	November 28, 2004	November 30, 2003
	($000)	($000)

US	$13,976	$12,400
China	2,136	2,375
UK	939	1,478
Canada	527	397
Other Foreign	981	549
Total	$18,559	$17,199

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

(b) Changes in Internal Controls.

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

AULT INCORPORATED

(REGISTRANT)

DATED: October 17 2005	/s/ Frederick M. Green
Frederick M. Green, President
Chief Executive Officer and
Chairman

DATED: October 17 2005	/s/ William J. Birmingham
William J. Birmingham
Interim Chief Financial Officer