Form 10-Q/A
period 2005-02-27
AULT INC
filed 2005-10-21
CIK 723639

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

Total pages 27

Exhibits Index on Page 23

AULT INCORPORATED

FORM 10-Q/A

FOR THE QUARTER ENDED FEBRUARY 27, 2005

Restatement

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the three and nine month periods ended February 27, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2005, (“Original Filing”) reflects a restatement of the consolidated financial statements of Ault Incorporated (the “Company”) for the quarter ended February 27, 2005, as discussed in Note 1 to the consolidated financial statements.  The determination to restate these financial statements and other financial information was made as a result of management’s identification, in connection with the preparation of the Company’s financial statements for the year ended May 29, 2005, of accounting errors at the Company’s China subsidiary related to inventory build-up and relief, and inadequate reconciliation of intercompany accounts.  The adjustments totaled $119,000 for the three-month period ending February 27, 2005 and $425,000 for the nine-month period.  The restatement increased the Company’s net loss applicable to common shareholders for the nine-month period to $1,300,000 from $875,000 as originally reported.  Further information on the restatement adjustments can be found on Note 1 to the accompanying consolidated financial statements.  The effects of the restatement on fiscal year 2004 can be found in Note 1 to the consolidated financial statements filed on the Company’s May 30, 2004 annual report on Form 10-K/A, and Note 16 to the consolidated financial statements filed on the Company’s May 29, 2005 annual report on Form 10-K.

This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I of the Original Filing.  In addition, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are included with this filing.

PART 1. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	(Unaudited)
	Restated Three Months Ended		Restated Nine Months Ended
	February 27 2005	February 29 2004	February 27 2005	February 29 2004
Net Sales	$8,941	$8,601	$27,500	$25,800

Cost of Goods Sold	6,183	6,515	19,586	19,548
Inventory Writedown From Exit	—	545	—	545
Gross Profit	2,758	1,541	7,914	5,707

Operating Expenses:
Marketing	916	824	2,612	2,442
Design Engineering	827	861	2,306	2,327
General and Administrative	1,272	1,244	3,728	3,658
Exit Costs	—	1,743	—	2,064
	3,015	4,672	8,646	10,491
Operating Loss	(257)	(3,131)	(732)	(4,784)

Other Income (Expense):
Interest Expense	(134)	(106)	(323)	(317)
Other	30	27	14	5
	(104)	(79)	(309)	(312)
Loss Before Income Taxes	(361)	(3,210)	(1,041)	(5,096)

Income Tax Expense	3	—	5	—

Loss From Continuing Operations	(364)	(3,210)	(1,046)	(5,096)

Discontinued Operations	(177)	12	(146)	62

Net Loss	(541)	(3,198)	(1,192)	(5,034)

Preferred Stock Dividends	(36)	(36)	(108)	(108)

Net Loss Applicable to Common Shareholders	$(577)	$(3,234)	$(1,300)	$(5,142)

Net Basic and Diluted Loss Per Common Share:
Continuing Operations	$(0.08)	$(0.69)	$(0.24)	$(1.11)
Discontinued Operations	(0.04)	—	(0.03)	0.01
Loss Per Common Share	$(0.12)	$(0.69)	$(0.27)	$(1.10)

Common and Equivalent Shares Outstanding:
Basic	4,785,197	4,687,597	4,768,757	4,672,769
Diluted	4,785,197	4,687,597	4,768,757	4,672,769

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(Unaudited)
	Restated February 27, 2005	May 30, 2004
Assets:
Current Assets
Cash and Cash Equivalents	$1,538	$837
Trade Receivables, Less Allowance for Doubtful Accounts of $420 at February 27, 2005; $291 at May 30, 2004	5,041	5,903
Inventories	4,215	4,898
Prepaid and Other	1,332	946
Assets related to discontinued operations	8,069	6,401
Total Current Assets	20,195	18,985

Property Equipment and Leasehold Improvements:
Land	729	729
Building and Leasehold Improvements	4,062	4,059
Machinery and Equipment	5,599	5,586
Office Furniture	485	402
E.D.P. Equipment	1,629	1,451
	12,504	12,227

Less Accumulated Depreciation	6,541	6,101
Net Property Equipment and Leasehold Improvements	5,963	6,126

Other Assets	119	146
Non-Current Assets Related To Discontinued Operations	4,329	4,578

	$30,606	$29,835

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Amounts)

	(Unaudited)
	Restated February 27, 2005	May 30, 2004
Liabilities and Stockholders’ Equity:
Current Liabilities
Note Payable to Bank	$2,268	$1,965
Current Maturities of Long-Term Debt	451	460
Accounts Payable	4,570	3,915
Accrued Compensation	1,122	777
Accrued Commissions	234	281
Other	364	487
Liabilities Related to Discontinued Operations	6,033	5,423
Total Current Liabilities	15,042	13,308

Long-Term Debt, Less Current Maturities	2,191	2,313
Non-Current Liabilities Related to Discontinued Operations	355	203

Redeemable Convertible Preferred Stock, No Par Value, 2,074 Shares Issued and Outstanding	2,074	2,074

Stockholders’ Equity:
Preferred Stock, No Par Value, Authorized, 1,000,000 Shares; None Issued.
Common Shares, No Par Value, Authorized 10,000,000 Shares; Issued and Outstanding 4,790,789 on February 27, 2005; and 4,705,083 on May 30, 2004;	21,354	21,173
Notes Receivable arising from the sale of common stock	(45)	(45)
Accumulated Other Comprehensive Loss	(744)	(870)
Accumulated Deficit	(9,621)	(8,321)
	10,944	11,937

	$30,606	$29,835

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(Unaudited) Nine Months Ended
	Restated February 27, 2005	Restated February 29, 2004
Cash Flows From Operating Activities:
Net Loss	$(1,192)	$(5,034)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	481	709
Asset Impairment		1,742
Changes in Assets and Liabilities:
(Increase) Decrease In:
Trade Receivables	862	307
Inventories	(5)	1,003
Prepaid and Other	(360)	116
Increase (Decrease) in:
Accounts Payable	659	(617)
Accrued Expenses	176	(16)
Discontinued Operations	464	351
Net Cash Provided by (Used in) Operating Activities	1,085	(1,439)

Cash Flows From Investing Activities:
Purchase of Equipment and Leasehold Improvements	(321)	(208)
Discontinued Operations	(44)	(2)
Net Cash Used in Investment Activities	(365)	(210)

Cash Flows From Financing Activities:
Net Borrowings on Revolving Credit Agreements	302	1,933
Proceeds from Issuance of Common Stock	73	2
Principal Payments on Long-Term Borrowings	(131)	(217)
Discontinued Operations	(263)	(167)
Net Cash Provided by(Used in) Financing Activities	(19)	1,551

Effect of Foreign Currency Exchange Rate Changes on Cash	—	—

Increase (Decrease) in Cash and Cash Equivalents	701	(98)

Cash and Cash Equivalents at Beginning of Period	837	920

Cash and Cash Equivalents at End of Period	$1,538	$822

Non-Cash Transaction:
Issuance of Common Stock to Pay Preferred Stock Dividends	$108	$108

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

Management plans – The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net loses applicable to common stockholders of $5,545,646 in fiscal year 2004 and $7,692,073 in fiscal year 2003 and at May 30, 2004 had an accumulated deficit of $8,321,044.  The Company utilized $949,680 of cash for operating activities in fiscal year 2004.  In the first nine months of fiscal 2005, the Company has recorded a net loss applicable to common stockholders of $1,300,000.  The Company has provided $1,085,000 of cash from operating activities in the first nine months of fiscal year 2005.  Future operations may require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 4, 2006.  There was an outstanding balance on this line-of-credit at February 27, 2005 of $2,268,000.  Availability under the facility is based on the Company’s accounts receivables.  At February 27, 2005 the availability was $616,000.  The Company is close to breaking the net income covenant on the line-of-credit.  The Company will need to post a profit of $183,000 in the fourth quarter to remain in compliance with this covenant.  If the Company were unable to meet this profit then it would need to obtain a waiver or amendment from the lender on its credit facility on reasonable terms.  The credit facility could be accelerated and the entire balance could be due.  The default interest rate would rise to prime plus 5%.  If the balance were accelerated and the interest rate rose to the default rate, the Company would be required to secure an alternative credit facility or capital.  There can be no assurance that a replacement for the revolving credit facility could be obtained at all, or on terms favorable to the Company.  A failure to obtain a replacement facility may have a material adverse effect on the Company.

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

Restatement – The consolidated financial statements as of and for the fiscal quarter ended February 27, 2005 were restated as a result of the Company’s identification, in connection with the preparation of the Company’s financial statements for the fiscal year ended May 29, 2005, of accounting errors at the Company’s China subsidiary related to inventory build-up and relief and inadequate reconciliation of intercompany accounts.  The accounting errors resulted in a misstatement in inventories, current assets, total assets, accumulated deficit, total shareholders’ equity, cost of goods sold, gross profit, general and administrative expense, total operating expenses, operating loss, loss before taxes, net loss, net loss applicable to common stockholders, and net loss per share.  There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders’equity.

Effects on Consolidated Balance Sheet as of February 27, 2005

(Dollars in thousands)

	As previously Reported	(1) As restated
Inventories	$9,384	$8,252
Total current assets	21,213	20,195
Total assets	31,624	30,606
Accumulated deficit	(8,603)	(9,621)
Total stockholders’ equity	11,962	10,944

Effects on Consolidated Statement of Operations for the nine months-ended February 27, 2005

(Dollars in thousands, except per share amounts)

	As previously reported	(1) As restated
Sales	$36,327	$36,441
Cost of goods sold	26,497	26,951
Gross profit	9,830	9,490
General and administrative	4,083	4,168
Total operating expenses	10,023	10,108
Operating loss	(193)	(618)
Loss before income taxes	(756)	(1,181)
Net loss	(767)	(1,192)
Net loss applicable to common stockholders	(875)	(1,300)
Net loss per share basic	(0.18)	(0.27)
Net loss per share diluted	(0.18)	(0.27)

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

Revenues and results of operations for the Korean subsidiary for the nine-month period presented include the following:

(in thousands)	Quarter Ended February 27, 2005	Quarter Ended February 29, 2004
Net Sales	$8,940	$6,881

Income (Loss) from Discontinued Operations	(146)	62

The balance sheet information of discontinued operations includes the following:

(in thousands)	February 27, 2005
Current Assets related to Discontinued Operations:
Cash	$947
Accounts Receivable	2,472
Inventories	4,037
Prepaid and Other Expenses	613
Total Current Assets	$8,069

Non-Current Assets Related to Discontinued Operations:
Property, Plant and Equipment, net	$4,329
Other Assets	—
Total Non-Current Assets	$4,329

Current Liabilities Related to Discontinued Operations:
Notes Payable to Bank	$2,769
Accounts Payable	2,764
Accrued Compensation	500
Total Current Liabilities	$6,033

Non-Current Liabilities Related to Discontinued Operations:
Other Long-Term Liabilities	$355

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

	Three Months Ended		Nine Months Ended
Amounts in thousands, except per share amounts	Feb. 27, 2005	Feb. 29, 2004	Feb. 27, 2005	Feb. 29, 2004
Net loss, as reported	$(577)	$(3,234)	$(1,300)	$(5,142)
Net loss, pro forma	(630)	(3,288)	(1,465)	(5,360)
Net loss, per share, basic, as reported	(0.12)	(0.69)	(0.27)	(1.10)
Net loss, per share, diluted, as reported	(0.12)	(0.69)	(0.27)	(1.10)
Net loss, per share, basic, pro forma	(0.13)	(0.70)	(0.31)	(1.15)
Net loss, per share, diluted, pro forma	(0.13)	(0.70)	(0.31)	(1.15)

3. Inventories

The components of inventory (in thousands) at February 27, 2005 and May 30, 2004 are as follows:

	February 27, 2005	May 30, 2004
Raw Materials	$2,382	$2,870
Work-in-Process	72	116
Finished Goods	1,761	1,912
	$4,215	$4,898

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

A summary of the restructuring activity during the nine-month period ending February 27, 2004 is as follows:

	Balance at May 30, 2004	Current Period Plant Closing Charges	Cash Payments	Restructuring Liabilities at February 27, 2005
Employee termination costs	$15,000	$0	$15,000	$0

6. Debt

The Company has a financing agreement, which includes a $7,000,000 revolving line-of-credit agreement through December 4, 2006.  Interest on advances is at the prime rate plus 2% (prime plus 5% default rate) for fiscal year 2005.  The rate at February 27, 2005 was 7.50% and on February 29, 2004 was 6.00%.  All advances are due on demand and are secured by all assets of the Company.   The Company’s financing agreement contains financial covenants, which require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At the end of fiscal 2004, the Company’s net worth and income before taxes did not meet the minimum of the credit agreement.  The Company received a waiver and amendment for these covenants.  During the second quarter of fiscal 2005, the Company violated the financing agreement covenants and subsequent to quarter-end received a waiver and an amended agreement with less restrictive covenants.  The Company is close to breaking the net income covenant on the line-of-credit.  The Company will need to post a profit of $183,000 in the fourth quarter to remain in compliance with this covenant.  The availability of the line is based on the outstanding receivables of the Company; the amount available at February 27, 2005 was $616,000.  There were advances outstanding on the revolving line of credit of $2,268,000 and $1,965,000 at February 27, 2005 and May 30, 2004.

Long-term debt (in thousands) including current maturities contain the following:

	February 27, 2005	May 30, 2004
8.05% term loan, due in monthly installments of $28,756, including interest to February 2015, collateralized by the Company’s headquarters building in Minneapolis	$2,352	$2,465
5.3% uncollateralized term loan, due in January 2006	290	290
Other	—	18
Total	$2,642	$2,773
Less current maturities	451	460
	$2,191	$2,313

7. Stockholders’ Equity

		Nine Months Ended February 27, 2005
		($000)
Total Stockholders’ Equity – May 30, 2004		$11,937
Net Loss	$(1,192)
Net change in Foreign currency translation adjustment	126
Comprehensive Income (Loss)		(1,066)
Issuance of 48,875 shares of common stock in accordance with stock purchase plan		73
Preferred Stock Dividends Declared		(108)
Preferred Stock Dividends Paid with Common Stock		108

Total Stockholders’ Equity		$10,944

8. Net Loss Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.  The Redeemable Convertible Preferred Stock and stock options had no effect on diluted weighted average shares outstanding, as they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	February 27, 2005	February 29, 2004	February 27, 2005	February 29, 2004
Loss Applicable to Common Shareholders (in thousands)	$(577)	$(3,234)	$(1,300)	$(5,142)
Basic – Weighted Average Shares Outstanding	4,785,197	4,687,597	4,768,757	4,672,769
Diluted – Weighted Average Shares Outstanding	4,785,197	4,687,597	4,768,757	4,672,769
Basic Loss per Share	$(0.12)	$(0.69)	$(0.27)	$(1.10)
Diluted Loss per Share	$(0.12)	$(0.69)	$(0.27)	$(1.10)

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

	Asset Cost	Accum. Depreciation	Book Value
Building	3,297,973.93	568,906.51	2,729,067.42
Land	728,827.13	—	728,827.13
Personal Property	454,630.91	326,983.04	127,647.87

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

This amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended February 27, 2005, amends and restates financial statements and related financial information for the fiscal quarter ended February 27, 2005.  The determination to restate these financial statements and other financial information was made as a result of the Company’s identification, in connection with the preparation of the Company’s financial statements for the fiscal year ended May 29, 2005, of accounting errors at the Company’s China subsidiary related to inventory build-up and relief and inadequate reconciliation of intercompany accounts.  Further information on the restatement can be found in Note 1 to the accompanying consolidated financial statements, Note 1 to the consolidated financial statements filed on the Company’s May 30, 2004 annual report on Form 10-K/A, and Note 16 to the consolidated financial statements filed on the Company’s May 29, 2005 annual report on Form 10-K.

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

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stockholders of $5,545,646 in fiscal year 2004 and $7,692,073 in fiscal year 2003 and at May 30, 2004 had an accumulated deficit of $8,321,044.  The Company utilized $949,680 of cash for operating activities in fiscal year 2004.  In the first nine months of fiscal 2005, the Company has recorded a net loss applicable to common stockholders of $1,300,000.  The Company has provided $1,085,000 of cash from operating activities in the first nine months of fiscal year 2005.  Future operations may require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 4, 2006.  There was an outstanding balance on this line-of-credit at February 27, 2005 of $2,268,000.  Availability under the facility is based on the Company’s accounts receivables.  At February 27, 2005 the availability was $616,000.  The Company is close to breaking the net income covenant on the line-of-credit.  The Company will need to post a profit of $183,000 in the fourth quarter to remain in compliance with this covenant.  If the Company were unable to meet this profit then it would need to obtain a waiver or amendment from the lender on its credit facility on reasonable terms.  The credit facility could be accelerated and the entire balance could be due.    The default interest rate could rise to prime plus 5%.  If the balance were accelerated and the interest rate rose to the default rate, the Company would be required to secure an alternative credit facility or capital.  There can be no assurance that a replacement for the revolving credit facility could be obtained at all, or on terms favorable to the Company.  A failure to obtain a replacement facility would have a material adverse effect on the Company.

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

RESULTS OF OPERATIONS

Three Months Ended February 27, 2005

($000)	Fiscal 2005	Fiscal 2004	Favorable / (Unfavorable)
			Amount	Percent
Net Sales	$8,941	$8,601	$340	4%
Operating Loss	(257)	(3,131)	2,874	92%

Net sales were $8,941,000 for the third quarter of fiscal 2005 up 4% from $8,601,000 for the third quarter of fiscal 2004.  The increase is due to higher sales in the China market by $269,000.  This increase is from the Company’s strategy to target data communications customers in China.  At this time, the sales are to a limited number of customers, so there is a high risk of variability from quarter to quarter.  The Company is attempting to reduce that risk by increasing the customer base in China, but may not be able to avoid the variability in the sales from China in the next several quarters.  Sales to North America and Europe increased by $71,000.  This increase is due to normal variations in the order and shipment cycle of our customers.  The Company is expecting sales to remain relatively constant to North America and Europe through the end of fiscal 2005.

Gross margin for the third quarter of fiscal 2005 was 30.8 percent as a percent of sales, compared with 17.9 percent for the same period last year.  This quarter the inventory reserve was increased which decreased expected margins by 0.2%.  This increase was due to an increase in material that was determined to be obsolete.  It is possible that an additional amount will need to be recorded in the fourth quarter as the annual review is performed on the inventory.  This possible increase is due to the breadth of our product line and the ordering cycle of our customers.  The margins were also down 0.2% from expected, due to normal variations in volume and mix.  These differences will continue in the future.  Last year margins were affected by an inventory writedown of $545,000 from the closing of the Minneapolis manufacturing.  This decreased margins by 5.8%.  Also last year the total savings from the manufacturing move were not totally in place. Inventory was still being bought through the US as the local Chinese sources were identified.  The sourcing was completed by the middle of the fourth quarter of fiscal 2004.

Operating expenses decreased in the third quarter of fiscal 2005 to $3,015,000 from $4,672,000 in the third quarter of fiscal 2004.  The decrease in expenses in the third quarter of fiscal 2005 consists primarily of the following: Closing the Minneapolis manufacturing facility in fiscal 2004 decreased costs by $1,743,000 relating to asset impairment, and the reduction of material and professional services for engineering necessary during the closing of Minneapolis decreased costs by $102,000.  The fiscal 2005 closing of the European sales office decreased costs by $20,000.  These cost reductions were offset by increased spending in the third quarter of fiscal 2005 of $40,000 for a sales meeting, $30,000 bank fees for the waiver in December on the credit agreement, $58,000 severance accrual for employees laid off during the quarter, and $115,000 for consulting services relating to compliance of Sarbanes-Oxley.

Nonoperating expense is $104,000 for the third quarter of fiscal 2005 compared to $79,000 for the same period in fiscal 2004.  Other income is $30,000 for the third quarter of fiscal 2005 compared to $27,000 for the same period in fiscal 2004.  The Company incurred interest expenses of $134,000 in the third quarter of fiscal 2005 and $106,000 in the same period of fiscal 2004, paid on bank credit facilities and long-term borrowings.

Nine Months Ended February 27, 2005

($000)	Fiscal 2005	Fiscal 2004	Favorable / (Unfavorable)
			Amount	Percent
Net Sales	$27,500	$25,800	$1,700	7%
Operating Loss	(732)	(4,784)	4,052	85%

Net sales were $27,500,000 for the first nine months of fiscal 2005 up 7% from $25,800,000 for the first nine months of fiscal 2004.  The increase is due to higher sales in the China market by $190,000.  This increase is from the Company’s strategy to target data communications customers in China.  At this time the sales are to a limited number of customers, so there is a high risk of variability from quarter to quarter.  The Company is attempting to reduce that risk by increasing the customer base in China, but may not be able to avoid the variability in the sales from China in the next several quarters.  Sales to North America and Europe increased by $1,510,000.  This increase is due to a large amount of late orders that were produced and shipped in the first quarter of fiscal 2005.  The Company is expecting sales to remain relatively constant to North America and Europe through the end of fiscal 2005.

Gross margin for the first nine months of fiscal 2005 was 28.8 percent as a percent of sales, compared with 22.1 percent for the same period last year.  The inventory reserve was increased during this year that decreased expected margins by 0.7%.  This increase was due to an increase in material that was determined to be obsolete.  It is possible that an additional amount will need to be recorded in the fourth quarter as the annual review is performed on the inventory.  This possible increase is due to the breadth of our product line and the ordering cycle of our customers.  During the second quarter of fiscal 2005 there was a high number of rework orders that caused margins to decrease by 0.2%.  The unusual rework was completed in the second quarter but should additional quality issues arise, it could have an adverse effect on future margins.  The margins were also down 0.2% from expected, due to normal variations in volume and mix.  These differences will continue in the future.  Last year margins were affected by an inventory writedown of $545,000 from the closing of the Minneapolis manufacturing.  This decreased margins by 2.1%.  The close down of Minneapolis manufacturing happened at the end of the second quarter in fiscal year 2004.  The total additional cost from the manufacturing process was $636,000 that decreased margins last year by 2.5%.  Also last year the total savings from the manufacturing move were not totally in place. Inventory was still being bought through the US as the local Chinese sources were identified.  The sourcing was completed by the middle of the fourth quarter of fiscal 2004.

Operating expenses decreased in the first nine months of fiscal 2005 to $8,646,000 from $10,491,000 in the first nine months of fiscal 2004.  The decrease in expenses in fiscal 2005 consists primarily of the following: Closing the Minneapolis manufacturing facility in fiscal 2004 decreased costs consisting of: $1,743,000 for asset impairment, 301,000 for severance payments, $20,000 for freight, and the reduction of material and professional services for engineering of $102,000.  The fiscal 2005 closing of the European sales office decreased costs by $20,000.  These cost reductions were offset by increased spending in fiscal 2005 of $40,000 for a sales meeting, $30,000 bank fees for the waiver in December on the credit agreement, $58,000 severance accrual for employees laid off during the third quarter, $135,000 for consulting services relating to compliance of Sarbanes-Oxley, $45,000 for additional sales people in China, $58,000 for additional travel in the US and Europe, $40,000 for additional freight expense paid by Ault on late orders, and $75,000 for additional bad debt expense.  The company expects the operating expenses to remain constant for the upcoming quarter.

Order Backlog: The Company’s order backlog at February 27, 2005 totaled $7,922,000 compared to $10,027,000 at May 30, 2004.  The order backlog represents sales for approximately eleven weeks.

Non-Operating Income and Expenses: Nonoperating expense is $309,000 for the first nine months of fiscal 2005 compared to $312,000 for the same period in fiscal 2004.  Other income is $14,000 for the first nine months of fiscal 2005 compared to $5,000 for the same period in fiscal 2004.  The Company incurred interest expenses of $323,000 in the first nine months of fiscal 2005 and $317,000 in the same period of fiscal 2004, paid on bank credit facilities and long-term borrowings.

Income Tax: The Company had a pre-tax loss of $1,041,000 for the nine-month period in fiscal 2005 on which it accrued $5,000 consolidated income tax expense relating to amounts due for state taxes.  For the nine-month period in fiscal 2004 the Company had a pre-tax loss of $5,096,000 on which no income tax benefit was accrued.  The effective tax rate is 0% for the first three quarters of 2005, and 2004.  In the first three quarters of fiscal 2005 and 2004 the Company did not take a benefit from the losses generated.  A full valuation allowance against deferred tax assets has been recorded because it is likely the Company will be unable to use such losses in the foreseeable future.

Net Loss: The Company reported a basic and diluted per share loss of $0.27 for the first nine months of fiscal 2005, based on 4,769,000 outstanding weighted average shares, compared to basic and diluted per share loss of $1.10 for the same period of fiscal 2004, based on 4,673,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company’s liquidity and financial position on February 27, 2005, and on May 30, 2004:

	February 27, 2005	May 30, 2004
	($000)	($000)
Working capital	$5,153	$5,677
Cash and cash equivalents	1,538	837
Unutilized bank credit facilities	616	1,489

Current Working Capital Position

As of February 27, 2005, the Company had current assets of $20,195,000 and current liabilities of $15,042,000, which amounted to working capital of $5,153,000 and a current ratio of 1.3.  This represents a decrease of $524,000 from its working capital as of May 30, 2004.  The Company relies on its credit facilities and cash flows from operations as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.  The Company has not committed any funds to capital expenditures as of February 27, 2005.

Cash and Investments: As of February 27, 2005, the Company had cash totaling $1,538,000, compared to $837,000 as of May 30, 2004.  This increase in cash was principally due to the need for additional cash at each of the operating facilities funded by an increase in borrowing offset by accelerated receivable collections.  As of February 27, 2005, the Company has $582,000 of cash in banks outside the United States.

Credit Facilities: The Company has an asset-based credit facility of $7 million, secured by all company assets through December 4, 2006. There were advances outstanding on the revolving line of credit of $2,268,000 at February 27, 2005.  The financing agreement contains financial covenants, which require the Company; to maintain a minimum capital base, minimum earnings before taxes, impose certain limitations on additional capital expenditures, minimum availability on the credit line, maximum amount of current year exit costs, salary limitations and limitations on the payment of dividends. At the end of fiscal 2004, the Company’s net worth and income before taxes did not meet the minimum of the credit agreement.  The Company received a waiver and amendment for this covenant.  At the end of November 2004, the Company’s income before taxes did not meet the minimum of the credit agreement.  In January 2005, the Company received a waiver and amendment for this covenant.  At February 27, 2005, the Company is close to breaking the net income covenant on the line-of-credit.  The Company will need to post a profit of $183,000 in the fourth quarter to remain in compliance with this covenant.  If the Company were unable to meet this profit then it would need to obtain a waiver or amendment from the lender on its credit facility on reasonable terms.  The credit facility could be accelerated and the entire balance of $2,268,000 could be due.  The default interest rate could rise to prime plus 5%.  If the balance were accelerated and the interest rate rose to the default rate, the Company would be required to secure an alternative credit facility or capital.  There can be no assurance that a replacement for the revolving credit facility could be obtained at all, or on terms favorable to the Company.  A failure to obtain a replacement facility would have a material adverse effect on the Company.

CASH FLOWS FOR FISCAL 2005

Operations:  Operations provided $1,085,000 of cash during the first nine months of fiscal 2005 due principally to higher collections and a slow down of accounts payable.  The accounts receivable increased cash by $862,000 from May 30, 2004.  The Company is expecting to see an increase in accounts receivables during the fourth quarter of 2005.  This is expected due to the timing of the sales and the forecast of expected payments.  The other cause for providing cash during the first nine months of fiscal 2005 is the slow down of payments to the vendors.  This has provided an additional $659,000.  This amount is expected to decrease in the coming months as it is becoming more difficult to extend payment terms in our supplier base.

Investing Activities: Investing activities used net cash of $365,000 relating to the purchase of tooling in the Asian facilities.

Financing Activities: Financing activities used net cash of $19,000, comprised of $131,000 payment on debt, $302,000 of additional borrowing on the Company’s domestic line-of-credit, $263,000 payments on the line of credit at the discontinued operations, and $73,000 of proceeds from the issuance of common stock for the stock purchase plan.

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

Information about Revenue by Geography

Distribution of revenue from the US, from each foreign country that is the source of significant revenue and from all other foreign countries as a group are as follows:

	Nine Months Ended
	February 27, 2005	February 29, 2004
	($000)	($000)

US	$21,109	$18,344
China	3,022	2,820
UK	1,332	2,993
Canada	738	730
Other Foreign	1,299	913
Total	$27,500	$25,800

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

AULT INCORPORATED
(REGISTRANT)

DATED:	October 19, 2005	/ s /Frederick M. Green
Frederick M. Green, President
Chief Executive Officer and
Chairman

DATED:	October 19, 2005	/ s /William J. Birmingham
William J. Birmingham
Interim Chief Financial Officer