Form 10-K/A
period 2005-05-29
AULT INC
filed 2006-01-10
CIK 723639

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

On December 12, 2005, there were outstanding 4,861,192 shares of the Registrant’s common stock.

The Form 10-K/A consists of 71 pages.  The Exhibit Index is located on page 65.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). YES ☐   NO ☒

AULT INCORPORATED

FORM 10-K/A

FOR THE FISCAL YEAR ENDED MAY 29, 2005

Restatement

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended May 29, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on October 7, 2005, (“Original Filing”) reflects a restatement of the consolidated financial statements of Ault Incorporated (the “Company”) for the year ended May 29, 2005 and May 30, 2004, as discussed in Note 1 to the consolidated financial statements.  The determination to restate these financial statements and other financial information was made as a result of management’s identification of accounting errors at the Company’s China subsidiary related to unrecorded payables.  The adjustments totaled $248,000 for the year ended May 30, 2004 and increased the Company’s net loss applicable to common shareholders to ($5,793,646) from ($5,545,646) as originally reported, and totaled $342,385 for the year ended May 29, 2005 and increased the Company’s net loss applicable to common shareholders to ($5,472,302) from ($5,129,917) as originally reported.  Further information on the restatement adjustments can be found on Note 1 to the accompanying consolidated financial statements.

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

(13)          Executive Officers of the Registrant

Certain information with respect to the executive officers of the Company is set forth:

Name	Age	Position	Officer Since
Frederick M. Green	62	President and Chief Executive Officer and Director	1980
Xiaodong Wang	47	Vice President – Asia Pacific	2000
Gregory L. Harris	52	Vice President – Business Development	1988
William J. Birmingham	64	Interim Chief Financial Officer	2005

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

•                  The financing agreements contain covenants with which the Company may not be able to comply.  The Company has entered into a financing agreement that contains financial covenants. These covenants require, that the Company, among other things, maintain a minimum working capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. The Company believes the covenants are achievable based on the expected operating results.  Its ability to comply with financial covenants depends upon future operating performance. And, future-operating performance depends, in part, on general industry conditions and other factors beyond the Company’s control.  If the Company were unable to obtain a waiver or amendment from the lender on its credit facility on reasonable terms, the credit facility could be accelerated and the entire balance could be due.  The default interest rate would rise to prime plus 5%.  Availability under the facility is based on the Company’s accounts receivables.  Historically, the balance has fluctuated between $2.3 and $2.6 million.  If the balance were accelerated and the interest rate rose to the default rate, the Company would be required to secure an alternative credit facility or capital.  There can be no assurance that a replacement for the revolving credit facility could be obtained at all, or on terms favorable to the Company.  A failure to obtain a replacement facility would have a material adverse effect on the Company.

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

PART II.

ITEM 5.                                   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)                                  Market Information

Ault common shares are traded on the NASDAQ market under the symbol AULT.  The following table presents the range of closing bid prices for the Company’s common stock on the NASDAQ Market for fiscal 2005 and 2004.  The Company recently received a delisting notice from NASDAQ and there can be no assurance that the Company’s securities will continue to trade on NASDAQ.

	Fiscal 2005		Fiscal 2004
	$	$	$	$
Quarter	High	Low	High	Low
1st	3.100	2.350	2.310	1.860
2nd	3.580	2.570	2.990	2.000
3rd	3.570	2.410	3.760	2.300
4th	2.580	1.890	3.770	2.800

(b)                                 Holders

As of September 1, 2005 there were 266 shareholders of record for the Company’s common stock.  This number of record stockholders does not include beneficial owners of common stock whose shares are held of record by Depository Trust under the name CEDE & Co.

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

ITEM 6.            SELECTED FINANCIAL SUMMARY

(Amounts in Thousands, Except Per Share Data)

	YEARS ENDED
	Restated May 29, 2005 (1)(2)	Restated May 30, 2004 (1) (2) (3)	June 1, 2003 (1)(4)	June 2, 2002 (1)	June 3, 2001 (1)(5)
Net sales	$37,216	$35,361	$35,996	$36,080	$78,231
Gross profit	9,797	7,925	6,895	6,474	16,824
Operating expenses	12,003	13,249	14,069	10,338	12,702

Operating income (loss)	(2,206)	(5,324)	(7,174)	(3,864)	4,122

Nonoperating income (expense)	(518)	(415)	(284)	(127)	(188)

Income (loss) before income taxes	(2,724)	(5,739)	(7,458)	(3,991)	3,934

Income tax expense (benefit)	8	60	(340)	(819)	1,355
Cumulative effect of accounting change, net of tax					(50)

Income (loss) from continuing operations	(2,732)	(5,799)	(7,118)	(3,172)	2,529

Discontinued operations	(2,595)	150	(446)	(392)	(333)

Net Income (loss)	(5,327)	(5,649)	(7,564)	(3,564)	2,196

Redeemable convertible preferred stock dividends	(145)	(145)	(128)	—	—

Net income (loss) applicable to common stockholders	$(5,472)	$(5,794)	$(7,692)	$(3,564)	$2,196
Net income (loss) per share from continuing operations:
Basic	$(0.61)	$(1.27)	$(1.58)	$(0.70)	$0.56
Diluted	(0.61)	(1.27)	(1.58)	(0.70)	0.54

Total assets	$16,807	$29,835	$33,065	$36,697	$43,457
Property, plant and equipment, net	2,375	6,126	8,427	7,298	6,524
Working capital	5,266	5,429	8,431	14,084	17,840
Long-term debt, less current maturities	0	2,313	2,483	2,754	3,035
Stockholders’ equity	7,360	11,689	17,319	24,753	28,129

(1)          The years have been adjusted to reflect the Company’s Korean subsidiary as discontinued operations.

(2)          See Note 1 to financial statements for restatement information.

(3)          The 2004 results include exit costs of $2,064.

(4)          The 2003 results include a goodwill impairment charge of $1,153.

(5)          The 2001 results include a noncash, pretax cumulative effect of accounting change related to the adoption of Staff Accounting Bulletin No. 101 of $77 expense ($50 after tax, or $0.01 per share).  The 2001 results include 53 weeks of activity.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This amended Annual Report on Form 10-K/A for the fiscal year ended May 29, 2005, amends and restates financial statements and related financial information for the fiscal year ended May 30, 2004 and May 29, 2005.  The determination to restate these financial statements and other financial information was made as a result of the Company’s identification of accounting errors at the Company’s China subsidiary related to unrecorded liabilities.  Further information on the restatement can be found in Note 1 to the accompanying consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stockholders of $5,472,302 (restated) in 2005 and $5,793,646 (restated) in 2004 and at May 29, 2005 had an accumulated deficit of $14,041,346 (restated). The Company generated $1,480,000 of cash from operating activities in 2005. In May 2005 the Company sold its Korean subsidiary and its Minneapolis headquarter building. The sale of the Korean subsidiary resulted in the receipt of cash from JEC Korea Co., Ltd. of $1,472,039 and a secured note for $2,250,000. The sale of the Minneapolis headquarter building resulted in the receipt of cash from Dane Industries Inc. of $3,850,000, of which $2,509,203 was used to pay the mortgage. During May 2005 the Company paid off the bank debt in the United States and at May 29, 2005 the Company’s bank debt was $289,628, all applicable to its China operations. The Company continues to have a $7,000,000 line-of-credit agreement with Wells Fargo Bank in Minneapolis that runs through December 4, 2006.

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

The following table summarizes the Company’s working capital position at May 29, 2005 and May 30, 2004:

(US Dollars in Thousands)	May 29, 2005	May 30, 2004

Working capital	5,266	5,429
Cash and cash equivalents	2,191	837
Cash provided by (used in) operations	1,480	(950)
Unutilized bank credit facility	3,357	1,489

Current Working Capital Position

At May 29, 2005, the Company had current assets of $12,638,522 and current liabilities of $7,372,718 representing working capital of $5,265,804 (restated) and a current ratio of 1.7. This represents a decrease in working capital of $163,000 from $5,429,000 (restated) at May 30, 2004. The Company relies on its credit facilities as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals. The Company has not committed to any material capital expenditures as of May 29, 2005.

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

CASH FLOWS FOR FISCAL 2005

Operations: Operations provided $1,480,000 of cash during fiscal 2005 due principally to the following activities: (1) the loss, net of non-cash charges for: depreciation of $518,000, loss on the sale of Minneapolis headquarter’s building of $137,000, loss on the sale of Korean subsidiary of $2,442,000 and an increase in the provision for bad debts on trade receivables of $490,000 used cash of $1,740,000 (restated); (2) net changes of current assets and current liabilities provided $2,749,000 (restated) of cash, and (3) the discontinued Korean operation provided $470,000 of cash.

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

In December 2005, the Company became aware of additional accounting errors in its China operations that resulted in an understatement of the loss applicable to common stockholders of $248,000 for fiscal 2004 and $342,385 for fiscal 2005 compared to the results that were originally reported.

Fiscal Year Ended May 29, 2005

	Restated	Restated	Increase	Increase
($000)	Fiscal 2005	Fiscal 2004	Amount	Percent
Net Sales	$37,216	$35,361	$1,855	5%
Operating Loss	$(2,206)	$(5,324)	$3,118	59%

Net sales were $37,216,000 for fiscal 2005, up 5% from fiscal 2004 of $35,361,000. During fiscal year 2005 the Company saw a growth in the number of medical equipment customers and the start of a recovery in business activity in the data communications area.

The gross profit margin was 26.3% (restated) for fiscal 2005 compared to 22.4% (restated) for fiscal 2004. The improvement in gross profit margin is partially due to lower production costs in China compared to U.S. manufacturing, which was discontinued in the early months of fiscal year 2004. The consolidation of manufacturing operations to Asian locations has started to produce some efficiencies and cost savings during fiscal year 2005 that were not enjoyed in the early quarters of fiscal year 2004, of approximately $650,000.

Operating expenses, in total, decreased to $12,003,000 during fiscal 2005, down from $13,249,000 in fiscal 2004, which included $2,064,000 of exit costs, which did not repeat in fiscal 2005. During fiscal 2005 general and administrative costs were $5,642,000 compared to $4,769,000 in the previous fiscal year. Some of the more significant expense increases in general and administrative expenses during fiscal 2005 included outside consultants for the start of Sarbanes-

Oxley compliance of $210,000, one year’s severance pay and related taxes for the former general manager of the Korean subsidiary of $164,000 and an increase to the bad debt allowance of $490,000.

The Company’s order backlog at May 29, 2005 was $9,678,000, down 3.5% from May 30, 2004 of $10,027,000.

Interest expenses were $407,000 during fiscal 2005, about the same as the $411,000 in fiscal 2004. Other expenses of $111,000 during fiscal 2005, included the $137,000 loss on sale of the Minneapolis headquarter building.

CASH FLOWS FOR FISCAL 2004

Operations:  Operations used $950,000 of cash during fiscal 2004 due principally to the following activities: (1) the loss, net of non-cash charges for: depreciation of $872,000, and asset impairment of $1,742,000 used cash of $3,034,000 (restated); (2) net changes of current assets and current liabilities provided $1,685,000 (restated) of cash, and (3) the discontinued Korean operation provided $375,000 of cash.

Investing Activities:  The purchase of tooling and test equipment used $322,000 of cash, including $9,000 from discontinued operations.

Financing Activities:  Net bank borrowings provided $1,965,000 of cash and repayments on long-term debt used $270,000.  Discontinued Korean operations used $507,000 of cash, principally repayments on the credit facility.

Effect of Foreign Currency Exchange Rate Fluctuations: The effect was minimal on cash for the year.

RESULTS OF OPERATIONS

Fiscal Year Ended May 30, 2004

	Restated		Increase /	(Decrease)
($000)	Fiscal 2004	Fiscal 2003	Amount	Percent
Net Sales	$35,361	$35,996	$(635)	(2)%
Operating Loss	$(5,324)	$(7,174)	$1,850	26%

Net sales were $35,361,000 for fiscal 2004, down 2% from $35,996,000 for fiscal 2003. The Korean subsidiary, which has been treated as discontinued operations and excluded from the above revenue figures, had a sales increase of $4,265,000 in fiscal 2004 compared to fiscal 2003.

The gross profit margin was 22.4% (restated) for fiscal 2004, compared to 19.2% for fiscal 2003. The gross profit margin in fiscal 2004 increased $797,000 from cost reductions related to the exit of manufacturing activities in Minneapolis, reduced by inventory write-downs of $545,000 for such exit. Increased business volume in North America contributed approximately $311,000 to fiscal 2004 gross profit margins. Fiscal 2003 gross margins were adversely affected by $740,000 from the acquisition of Power General.

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

Payments due by Period

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(a) Financial Statements
Index to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

•	Report of Independent Registered Public Accounting Firm – Deloitte Anjin LLC

•	Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

•	Consolidated Balance Sheets, May 29, 2005 and May 30, 2004

•	Consolidated Statements of Operations, Years Ended May 29, 2005, May 30, 2004, and June 1, 2003

•	Consolidated Statements of Stockholders’ Equity, Years Ended May 29, 2005, May 30, 2004, and June 1, 2003

•	Consolidated Statements of Cash Flows, Years Ended May 29, 2005, May 30, 2004, and June 1, 2003

•	Notes to Consolidated Financial Statements

(b) Supplemental Financial Information

•	Quarterly Financial Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Ault Incorporated and Subsidiaries

We have audited the consolidated balance sheets of Ault Incorporated and subsidiaries (a Minnesota corporation) as of May 29, 2005 and May 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the 2004 financial statements of the Ault Korea Corporation, a wholly-owned subsidiary, which statements (presented as discontinued operations) reflect total assets and revenues constituting 46 percent and 22 percent, respectively, of the related consolidated totals as of and for the year ended May 30, 2004.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 2004 amounts included for the Ault Korea Corporation is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ault Incorporated and subsidiaries as of May 29, 2005 and May 31, 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the consolidated financial statements have been restated.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The accompanying Schedule II of Ault Incorporated and subsidiaries is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the 2005 and 2004 audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Grant Thornton LLP

Minneapolis, Minnesota

December 19, 2005

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

As described in Note 6 to the financial statements, the Company sells a substantial portion of its finished goods to and purchases raw materials from related parties.  For the year ended April 30, 2004, sales to related parties totaled ￦7,438 million and purchases from related parties totaled ￦993 million.  As of April 30 2004, the related accounts receivable were ￦2,398 million and the related accounts payable, including long-term accounts payable, were ￦5,215 million.  In addition, as of April 30, 2004, loans provided to related parties were ￦163 million.

Deloitte Anjin LLC

Seoul, Republic of Korea

June 1, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Ault Incorporated and Subsidiaries

Minneapolis, Minnesota

We have audited the accompanying consolidated statement of operations, stockholders’ equity, and cash flows of Ault Incorporated and Subsidiaries (the ”Company”) for the fiscal year ended June 1, 2003. Our audit also included the information for the fiscal year ended June 1, 2003, in the financial statement schedule listed in the index as Item 15.(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

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

Minneapolis, Minnesota

August 18, 2003 (October 4, 2005, as to the information in Note 2 for the year ended June 1, 2003)

AULT INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MAY 29, 2005 AND MAY 30, 2004

	Restated	Restated
	May 29,	May 30,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,191,422	$836,827
Trade receivables, less allowance for doubtful accounts of $781,000 in 2005; $291,000 in 2004	5,766,027	5,902,849
Inventories	3,377,431	4,898,167
Note receivable for sale of Korean operations – current portion	562,500	0
Prepaid and other expenses	741,142	946,131
Assets related to discontinued operations	0	6,401,010

Total current assets	12,638,522	18,984,984

PROPERTY, PLANT AND EQUIPMENT:
Land	0	728,827
Building and leasehold improvements	763,856	4,058,852
Machinery and equipment	5,313,815	5,585,855
Office furniture and equipment	344,406	402,713
Data processing/computer equipment	1,629,681	1,450,937

Total property, plant and equipment	8,051,758	12,227,184

Less accumulated depreciation	5,676,816	6,101,074

Net property, plant and equipment	2,374,942	6,126,110

OTHER ASSETS	105,694	145,913

NOTE RECEIVABLE FROM SALE OF KOREAN OPERATIONS	1,687,500	0

NON-CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	0	4,578,284

TOTAL ASSETS	$16,806,658	$29,835,291

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MAY 29, 2005 AND MAY 30, 2004

	Restated	Restated
	May 29,	May 30,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to bank	$0	$1,965,464
Current maturities of long-term debt	289,628	459,969
Accounts payable	5,482,478	4,162,782
Accrued compensation	978,192	776,561
Accrued commissions	272,103	280,794
Other	350,317	486,981
Liabilities related to discontinued operations	0	5,423,447

Total current liabilities	7,372,718	13,555,998

LONG-TERM DEBT, less current maturities	0	2,312,892

NON-CURRENT LIABILITIES RELATED TO DISCONTINUED OPERATIONS	0	203,465

REDEEMABLE CONVERTIBLE PREFERRED STOCK liquidation preference of $1,000 per share	2,074,000	2,074,000

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 1,000,000 shares; none issued	0	0
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,806,116 shares in 2005; 4,705,083 shares in 2004	21,390,135	21,172,717
Notes receivable arising from the sale of common stock	(44,227)	(45,000)
Accumulated other comprehensive income (loss)	55,378	(869,737)
Accumulated deficit	(14,041,346)	(8,569,044)

Total stockholders’ equity	7,359,940	11,688,936

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,806,658	$29,835,291

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

	Restated	Restated
	May 29, 2005	May 30, 2004	June 1, 2003
NET SALES	$37,215,509	$35,360,584	$35,995,845

COST OF GOODS SOLD	27,419,309	27,436,047	29,100,551
Gross profit	9,796,200	7,924,537	6,895,294

OPERATING EXPENSES:
Marketing	3,366,104	3,359,864	4,148,850
Design engineering	2,994,967	3,056,132	3,711,085
General and administrative	5,641,570	4,768,967	5,056,230
Exit costs	0	2,063,998	0
Goodwill impairment	0	0	1,153,153
	12,002,641	13,248,961	14,069,318
OPERATING LOSS	(2,206,441)	(5,324,424)	(7,174,024)

OTHER INCOME (EXPENSE):
Interest expense	(407,167)	(411,472)	(264,569)
Interest income	0	0	24,894
Other	(110,905)	(3,188)	(43,894)
	(518,072)	(414,660)	(283,569)
LOSS BEFORE INCOME TAXES	(2,724,513)	(5,739,084)	(7,457,593)

INCOME TAX EXPENSE (BENEFIT)	7,534	59,989	(340,200)
LOSS FROM CONTINUING OPERATIONS	(2,732,047)	(5,799,073)	(7,117,393)

DISCONTINUED OPERATIONS:
Income (loss), from Korean operations net of tax benefit of $13,127 in 2004	(153,075)	150,607	(446,438)
Loss from sale of Korean operations	(2,442,000)	0	0
NET LOSS	(5,327,122)	(5,648,466)	(7,563,831)

REDEEMABLE CONVERTIBLE PREFERRED
STOCK DIVIDENDS	(145,180)	(145,180)	(128,242)

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS	$(5,472,302)	$(5,793,646)	$(7,692,073)

NET BASIC AND DILUTED LOSS PER COMMON SHARE:
From continuing operations	$(0.61)	$(1.27)	$(1.58)
From discontinued operations	$(0.54)	$0.03	$(0.09)
Net basic and diluted loss per common share	$(1.15)	$(1.24)	$(1.67)

Weighted average common shares outstanding:
Basic	4,776,075	4,679,570	4,596,882
Diluted	4,776,075	4,679,570	4,596,882

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS NEDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

			Notes		Accumulated
			Receivable	Retained	Other
			from Sale	Earnings/	Comprehensive	Total
	Common Stock		of Common	Accumulated	Income	Stockholders’
	Shares	Amount	Stock	Deficit	(Loss)	Equity

BALANCE AT JUNE 2, 2002	4,563,610	$20,857,629	$(100,000)	$4,916,675	$(921,572)	$24,752,732

Comprehensive loss:
Net loss				(7,692,073)		(7,692,073)
Net change in foreign currency translation adjustment					35,122	35,122
Total comprehensive loss						(7,656,951)
Issuance of 33,712 shares of common stock in accordance with stock purchase plan and stock option plan	33,712	59,648				59,648
Write-off of stock receivable			55,000			55,000
Issuance of 51,177 shares of common stock in accordance with redeemable preferred stock	51,177	108,885				108,885

BALANCE AT JUNE 1, 2003	4,648,499	21,026,162	(45,000)	(2,775,398)	(886,450)	17,319,314

Comprehensive loss:
Net loss (restated)				(5,648,466)		(5,648,466)
Net change in foreign currency translation adjustment					16,713	16,713
Total comprehensive loss (restated)						(5,631,753)
Issuance of 1,000 shares of common stock in accordance with stock purchase plan and stock option plan	1,000	1,375				1,375
Issuance of 55,584 shares of common stock in accordance with redeemable preferred stock	55,584	145,180		(145,180)		0

BALANCE AT MAY 30, 2004 (restated)	4,705,083	21,172,717	(45,000)	(8,569,044)	(869,737)	11,688,936

Comprehensive loss:
Net loss (restated)				(5,327,122)		(5,327,122)
Net change in foreign currency translation adjustment					925,115	925,115
Total comprehensive loss (restated)						(4,402,007)
Issuance of 48,875 shares of common stock in accordance with stock purchase plan and stock option plan	48,875	72,238				72,238
Issuance of 52,158 shares of common stock in accordance with redeemable preferred stock	52,158	145,180		(145,180)		0
Payment of stock receivable			773			773

BALANCE AT MAY 29, 2005 (restated)	4,806,116	$21,390,135	$(44,227)	$(14,041,346)	$55,378	$7,359,940

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AULT INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MAY 29, 2005, MAY 30, 2004, AND JUNE 1, 2003

	Restated	Restated
	May 29,	May 30,	June 1,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,327,122)	$(5,648,466)	$(7,563,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	517,990	872,276	721,439
Asset impairment	—	1,742,470	—
Loss from the sale of headquarter building	136,736	—	—
Loss from the sale of Korean subsidiary	2,442,000	—	—
Allowance for doubtful accounts	490,000	24,000	95,000
Goodwill impairment	—	—	1,153,153
Deferred taxes	—	—	(1,242)
Change in assets and liabilities, net of effect of acquisition:
(Increase) decrease in:
Trade receivables	(353,089)	109,640	(192,202)
Inventories	1,480,840	1,711,061	(431,072)
Prepaid and other expenses	246,088	(278,617)	63,357
Increase (decrease) in:
Accounts payable	1,319,541	(87,604)	1,610,609
Accrued expenses	56,258	230,353	365,748
Income taxes	—	—	582,450
Discontinued operations	470,453	375,207	540,519
Net cash provided by (used in) operating activities	1,479,695	(949,680)	(3,056,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(347,055)	(313,571)	(253,006)
Power General acquisition, net of cash acquired	—	—	(366,000)
Proceeds from sale of Korean subsidiary	1,472,039	—	—
Proceeds from sale of headquarter building	3,443,489	—	—
Discontinued operations	(45,442)	(8,791)	(19,861)
Net cash used in investing activities	4,523,031	(322,362)	(638,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving credit agreement	(1,965,464)	1,965,464	289,607
Write-off of notes receivable arising from the sale of common stock	—	—	55,000
Payment of notes receivable arising from the sale of common stock	773	—	—
Proceeds from issuance of common stock	72,238	1,375	59,648
Principal payments on long-term borrowings	(2,483,254)	(270,493)	(281,507)
Discontinued operations	(272,463)	(507,428)	—
Net cash provided by (used in) financing activities	(4,648,170)	1,188,918	122,748

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH	39	(20)	(612)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,354,595	(83,144)	(3,572,803)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	836,827	919,971	4,492,774

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,191,422	$836,827	$919,971

NON-CASH TRANSACTION:
Issuance of redeemable convertible preferred stock to acquire Power General	$—	$—	$2,074,000
Issuance of common stock to pay preferred stock dividends	145,180	145,180	108,885
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	407,167	606,516	434,714
Taxes	—	46,862	—

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

Restatement – The consolidated financial statements as of and for the fiscal years ended May 29, 2005 and May 30, 2004 were restated as a result of the Company’s identification of accounting errors at the Company’s China subsidiary related to unrecorded liabilities.  The accounting errors resulted in a misstatement in accounts payables, current liabilities, accumulated deficit, total shareholders’ equity, cost of goods sold, gross profit, operating loss, loss before taxes, net loss, net loss applicable to common stockholders, and net loss per share.  There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders’ equity.

Effects on Consolidated Balance Sheet

as of May 29, 2005

	As previously
	reported	As restated
Accounts Payable	$4,892,093	$5,482,478
Total current liabilities	6,782,333	7,372,718
Accumulated deficit	(13,450,961)	(14,041,346)
Total stockholders’ equity	7,950,325	7,359,940

Effects on Consolidated Statement of

Operations for fiscal year-ended May 29, 2005

	As previously
	reported	As restated
Cost of goods sold	$27,076,924	$27,419,309
Gross profit	10,138,585	9,796,200
Operating loss	(1,864,056)	(2,206,441)
Loss before income taxes	(2,382,128)	(2,724,513)
Net loss	(4,984,737)	(5,327,122)
Net loss applicable to common stockholders	(5,129,917)	(5,472,302)
Net loss per share basic	(1.07)	(1.15)
Net loss per share diluted	(1.07)	(1.15)

Effects on Consolidated Balance Sheet

as of May 30, 2004

	As previously
	reported	As restated
Accounts Payable	$3,914,782	$4,162,782
Total current liabilities	13,307,998	13,555,998
Accumulated deficit	(8,321,044)	(8,569,044)
Total stockholders’ equity	11,936,936	11,688,936

Effects on Consolidated Statement of

Operations for fiscal year-ended May 30, 2004

	As previously
	reported	As restated
Cost of goods sold	$27,188,047	$27,436,047
Gross profit	8,172,537	7,924,537
Operating loss	(5,076,424)	(5,324,424)
Loss before income taxes	(5,491,084)	(5,739,084)
Net loss	(5,400,466)	(5,648,466)
Net loss applicable to common stockholders	(5,545,646)	(5,793,646)
Net loss per share basic	(1.19)	(1.24)
Net loss per share diluted	(1.19)	(1.24)

Liquidity – The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company sustained net losses applicable to common stockholders of $5,472,302 (restated) in 2005 and $5,793,646 (restated) in 2004 and at May 29, 2005 had an accumulated deficit of $14,041,346 (restated). The Company generated $1,480,000 of cash from operating activities in 2005. In May 2005 the Company sold its Korean subsidiary and its Minneapolis headquarter building. The sale of the Korean subsidiary resulted in the receipt of cash from JEC Korea Co., Ltd. of $1,472,039 and a secured note for $2,250,000. The gross proceeds of $3.85 million from the sale of the Minneapolis headquarter building was used to pay off the mortgage balance of $2,509,000 and $255,000 of transaction expenses, which included the realtors’ commissions, leaving net cash proceeds of $1,086,000 for the Company.  During May 2005 the Company paid off the bank debt in the United States and at May 29, 2005 the Company’s bank debt was $289,628, all applicable to its China operations. The Company continues to have a $7,000,000 line-of-credit agreement with Wells Fargo Bank in Minneapolis that runs through December 4, 2006.

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

Stock Compensation - The Company’s 1986 and 1996 stock option plans have reserved 600,000 and 1,500,000 common shares, for issuance under qualified and nonqualified stock options for its key employees and directors.  Option prices are determined by the market value of the stock at the time the option was granted.  Options become exercisable as determined at the date of grant by a committee of the Board of Directors.  Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

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

	Restated	Restated
	May 29,	May 30,	June 1,
	2005	2004	2003
Net loss applicable to common stockholders:
As reported	$(5,472,302)	$(5,793,646)	$(7,692,073)
Pro forma	(5,678,259)	(6,054,664)	(8,092,340)
Per share, basic, as reported	(1.15)	(1.24)	(1.67)
Per share, diluted, as reported	(1.15)	(1.24)	(1.67)
Per share, basic, pro forma	(1.19)	(1.29)	(1.76)
Per share, diluted, pro forma	(1.19)	(1.29)	(1.76)

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

The following table reflects the calculation of basic and diluted net loss per share:

	Restated	Restated
	May 29,	May 30,	June 1,
	2005	2004	2003

Numerator -
Net loss applicable to common stockholders	$(5,472,302)	$(5,793,646)	$(7,692,073)
Denominator:
Basic - weighted-average shares outstanding	4,776,075	4,679,570	4,596,882
Effect of dilutive shares:
Stock options outstanding and employee stock purchase plan	0	0	0
Diluted - weighted-average shares outstanding	4,776,075	4,679,570	4,596,882

Basic net loss per share	$(1.15)	$(1.24)	$(1.67)

Diluted net loss per share	$(1.15)	$(1.24)	$(1.67)

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

Comprehensive Loss - The Company’s fiscal 2005 comprehensive loss consists of net loss and foreign currency translation adjustments.

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

Long-Term Debt —

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

A summary of the restructuring activity during the year ending May 29, 2005 is as follows:

		Current Period		Restructuring
	Balance at	Restructuring	Paid/	Liabilities at
	May 31, 2004	Charges	Expensed	May 29, 2005
Employee termination costs	$15,000	$—	$15,000	$—

7.          INCOME TAXES

Pretax income (loss) for domestic and foreign operations was as follows:

	Restated	Restated
	May 29,	May 30,	June 1,
	2005	2004	2003

Domestic	$(3,712,746)	$(4,607,298)	$(6,549,516)
Foreign	(1,606,842)	(981,179)	(1,354,515)
Total	$(5,319,588)	$(5,588,477)	$(7,904,031)

The components of the provision (benefit) for income taxes are as follows:

	May 29,	May 30,	June 1,
	2005	2004	2003
Current:
Domestic	$—	$—	$(340,200)
Foreign	1,167	—	—
State	6,367	59,989	—
Deferred	—	—	—
	$7,534	$59,989	$(340,200)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the fiscal years ended May 29, 2005, May 30, 2004, and June 1, 2003, due to the following:

	Restated	Restated
	May 29,	May 30,	June 1,
	2005	2004	2003

Computed expected tax provision (benefit)	$(1,862,000)	$(1,956,000)	$(2,687,000)
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	10,000	5,000	4,888
State income taxes, net of federal benefit	(123,000)	(123,000)	59,000
Foreign taxes	18,000	(20,000)	—
Current year R&D tax credits	—	—	—
Foreign losses not benefited	682,440	378,382	—
Change in valuation allowance	1,258,000	1,363,088	2,282,912
Change in foreign tax rate on deferreds	—	41,718	—
Other	24,094	370,801	—
	$7,534	$59,989	$(340,200)

Net deferred taxes consist of the following components:

	May 29,	May 30,
	2005	2004
Deferred tax assets (liabilities):
Current deferred taxes
Allowance for doubtful accounts	$206,000	$106,000
Inventory reserve	166,000	144,000
Accrued vacation	106,000	61,000
Accrued warranty	49,000	45,000
Inventory capitalization	2,000	2,000
Imputed interest	—	77,000
Valuation allowance	(529,000)	(435,000)
Total current deferred taxes	—	—

Long-term deferred taxes
Goodwill deductible for tax	357,000	384,000
Equipment and leasehold improvements	212,000	396,000
Tax credit carryforwards and other	8,000	—
Federal NOL carryforwards	3,959,000	2,592,000
Foreign deferred tax asset	—	—
Foreign deferred liability	—	—
Valuation allowance	(4,536,000)	(3,372,000)
Total long-term deferred taxes	$—	$—

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

10.        STOCK OPTION PLAN

Information relating to all outstanding options as of May 29, 2005, May 30, 2004, and June 1, 2003 is as follows:

	May 29, 2005		May 30, 2004		June 1, 2003
		Weighted-		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,187,826	$5.18	1,093,426	$5.43	978,926	$5.70
Options exercised	(23,000)	1.23	(1,000)	1.38	(10,500)	2.32
Options expired	(1,000)	2.13	(1,000)	1.38	(13,000)	4.00
Options granted	101,800	2.99	96,400	2.34	138,000	3.11
Options outstanding at end of year	1,265,626	$5.08	1,187,826	$5.18	1,093,426	$5.43

Options exercisable at end of year	1,106,828	$5.40	1,030,526	$5.46	905,176	$5.58

Weighted-average fair value of options granted during the year		$2.10		$1.72		$1.94

The following table summarizes information about stock options outstanding at May 29, 2005:

				Options Outstanding		Options Exercisable
				Weighted-
			Number	Average	Weighted-	Number	Weighted-
Range of			Outstanding	Remaining	Average	Exercisable	Average
Exercise			at May 29,	Contractual	Exercise	at May 29,	Exercise
Prices			2005	Life (Years)	Price	2005	Price

$1.19	-	$1.72	0	0.0	$0.00	0	$0.00
1.73	-	2.58	141,400	2.5	2.31	100,200	2.32
2.59	-	3.45	236,800	3.4	3.07	119,202	3.12
3.46	-	4.31	218,124	3.4	3.78	218,124	3.78
4.32	-	5.17	10,000	3.3	5.06	10,000	5.06
5.18	-	6.03	278,800	4.9	5.82	278,800	5.82
6.04	-	6.90	62,918	1.9	6.52	62,918	6.52
6.91	-	7.76	197,000	3.6	7.38	197,000	7.38
7.77	-	8.63	120,584	2.5	8.44	120,584	8.44
$1.19	-	$8.63	1,265,626	3.5	$5.08	1,106,828	$5.40

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

12.        COMMITMENT AND CONTINGENCIES

Operating Leases - The Company leases certain facilities under operating leases through March 2008.  In addition, certain equipment and motor vehicles are leased under operating leases with terms of approximately 36 months.

During May 2005, the Company entered into an agreement for the sale of its headquarter building in Brooklyn Park, Minnesota and the leaseback of a part of that building.  The lease is for a twenty-seven month period, and is classified as an operating lease.

Approximate minimum annual rental commitments at May 29, 2005 are as follows:

2006	$444,000
2007	435,000
2008	200,000

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

13.        SEGMENT INFORMATION AND FOREIGN OPERATIONS

The Company conducts its business within one reportable segment:  the power conversion product industry.  Manufacturing of the Company’s products are performed at the Company’s former Korean subsidiary, the Chinese subsidiaries, and certain nonaffiliated companies in China and Thailand.  A summary of the Company’s revenues, net income, and identifiable assets by geographic area is presented below:

	Restated	Restated
	May 29,	May 30,	June 1,
	2005	2004	2003
Revenues:
Domestic operations	$33,944,131	$32,385,149	$31,009,020
Asian operations - customers	3,271,378	2,975,435	4,986,825
Asian operations - parent	10,406,081	7,356,824	3,123,908
Eliminations	(10,406,081)	(7,356,824)	(3,123,908)
Consolidated	$37,215,509	$35,360,584	$35,995,845

Net income (loss) applicable to common stockholder:
Domestic operations	$(3,864,293)	$(4,812,467)	$(6,337,558)
Asian operations	(1,454,938)	(1,133,986)	(908,077)
Discontinued Operations	(153,074)	150,607	(446,438)
Eliminations	3	2,200	—
Consolidated	$(5,472,302)	$(5,793,646)	$(7,692,073)

Identifiable assets:
Domestic operations	$13,653,449	$23,547,646	$27,823,792
Asian operations	8,293,724	9,083,004	7,380,047
Discontinued Operations	—	13,922,280	13,838,483
Eliminations	(5,140,515)	(16,717,639)	(15,977,405)
Consolidated	$16,806,658	$29,835,291	$33,064,917

	May 29,	May 30,	June 1,
	2005	2004	2003
Long-lived assets:

Domestic operations	$300,984	$4,176,751	$6,493,373
Foreign operations	2,073,958	1,949,359	1,933,912
Consolidated	$2,374,942	$6,126,110	$8,427,285

Sales from the subsidiary to the parent company are based upon profit margins, which represent competitive pricing of similar products.

Export Sales - The Company also had foreign export sales amounting to 15.7%, 14.4%, and 12.1% of total sales for the fiscal years ended May 29, 2005, May 30, 2004, and June 1, 2003, respectively.

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

QUARTERLY FINANCIAL DATA

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	FISCAL QUARTERS
	1ST	2ND	3RD	4TH
Fiscal Year 2005 as restated:
Net Sales	$10,336	$8,225	$8,941	$9,714

Gross Profit	2,675	2,309	2,674	2,138

Loss From Continuing Operations	(205)	(649)	(449)	(1,429)

Loss From Discontinued Operations	36	(5)	(177)	(2,449)

Net Loss Applicable to Common Stockholders	(205)	(690)	(662)	(3,915)

Loss Per Share:
Basic	(0.04)	(0.14)	(0.14)	(0.83)
Diluted	(0.04)	(0.14)	(0.14)	(0.83)

Fiscal Year 2005 as reported:
Net Sales	$10,336	$8,225	$8,941	$9,714

Gross Profit	2,761	2,395	2,759	2,223

Loss From Continuing Operations	(119)	(563)	(364)	(1,344)

Income (Loss) From Discontinued Operations	36	(5)	(177)	(2,449)

Net Loss Applicable to Common Stockholders	(119)	(604)	(577)	(3,830)

Loss Per Share:
Basic	(0.02)	(0.13)	(0.13)	(0.79)
Diluted	(0.02)	(0.13)	(0.13)	(0.79)

	FISCAL QUARTERS
	1ST	2ND	3RD	4TH
Fiscal Year 2004 as restated:
Net Sales	$8,430	$8,769	$8,600	$9,562

Gross Profit	1,803	2,238	1,479	2,405

Loss From Continuing Operations	(1,230)	(781)	(3,270)	(518)

Income (loss) From Discontinued Operations	61	(11)	12	89

Net Loss Applicable to Common Stockholders	(1,205)	(828)	(3,295)	(466)

Loss Per Share:
Basic	(0.26)	(0.18)	(0.70)	(0.10)
Diluted	(0.26)	(0.18)	(0.70)	(0.10)

Fiscal Year 2004 as reported:
Net Sales	$8,430	$8,769	$8,600	$9,562

Gross Profit	1,865	2,300	1,541	2,467

Loss From Continuing Operations	(1,168)	(719)	(3,208)	(456)

Income (loss) From Discontinued Operations	61	(11)	12	89

Net Loss Applicable to Common Stockholders	(1,143)	(766)	(3,233)	(404)

Loss Per Share:
Basic	(0.25)	(0.16)	(0.69)	(0.09)
Diluted	(0.25)	(0.16)	(0.69)	(0.09)

17.        SUBSEQUENT EVENT (unaudited)

On December 16, 2005, SL Industries, Inc., a New Jersey corporation (“SL Industries”), Lakers Acquisition Corp., a Minnesota corporation and a wholly owned subsidiary of SL Industries (“Purchaser”), and Ault Incorporated, a Minnesota corporation (“Ault” or the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Pursuant to the terms of the Merger Agreement, Purchaser will commence a tender offer (the “Offer”) for all of the issued and outstanding shares of common stock, no par value per share (the “Company Common Stock”), of Ault, including associated preferred stock rights (the “Rights” and together with the Company Common Stock, the “Shares” and each share thereof, a “Share”), at a price equal to $2.90 per Share net to the seller in cash (or any higher price per Share paid in the Offer) (the “Offer Price”), without interest (and subject to applicable withholding taxes).  The Offer commenced on December 23, 2005.  Upon the terms and subject to the conditions set forth in the Merger Agreement, following a successful completion of the Offer, Purchaser will be merged with and into Ault with Ault surviving the merger as a wholly owned subsidiary of SL Industries (the “Merger”). In the Merger, each Share (other than Shares owned by SL Industries, Purchaser, or shareholders, if any, who have perfected statutory dissenters’ rights under Minnesota law) will be converted into the right to receive the Offer Price, without interest (and subject to applicable withholding taxes).

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of May 29, 2005, the Company did not maintain effective controls relating to transactions at its China subsidiary related to inventory build-up and relief, reconciliation of intercompany accounts and the recording of all payables.

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

ITEM 9B.   OTHER INFORMATION

Not Applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s Board of Directors is presently comprised of seven directors:

		Director
Name and (Age)	Principal Occupation and Other Directorships	Since

Carol A. Barnett (40)	Vice President, Medtronic, Inc., Gastroenterology-Urology; Neurological Marketing and Business Development Director, Medtronic; from 1998 to 2000, Neurological Marketing Manager, Medtronic, Inc.	2001

Brian T. Chang (46)	Chief Executive Officer, Pacific Investment Partners, January 2004 to present; Vice Chairman Taian Pacific Gas Manufacturing since January 2004; Chairman, Taian Pacific Gas Manufacturing Company from 2001 to 2004; From 2001 to 2002, Vice President, Alliance Capital; from 1994 to 2000, President, Pacific Investment and Consulting.	2002

John Colwell, Jr. (47)	Chairman and Chief Executive Officer, Web Label; from 1997 to 2000, President, Colwell Industries. Mr. Colwell has twenty years of experience as a senior executive that includes relevant experience actively supervising financial and accounting officers at companies of similar or larger size than Ault.	2000

Frederick M. Green (62)	Chairman, President and Chief Executive Officer of the Company; Director, Communications Systems, Inc. (telecommunications).	1979

John G. Kassakian (62)	Professor of Electrical Engineering and Director, Laboratory for Electromagnetic and Electronic Systems, Massachusetts Institute of Technology; Director, American Power Conversion	1984

David J. Larkin (65)	Management Consultant since 1995; Executive Vice President and Chief Operating Officer, Jostens, Inc. in 1998 and 1999.	1998

Marvonia Pearson Walker (47)	Vice President, AT&T’s Georgia Community Relations and High Speed Computer Networking Director through June 2004; from December 1999 to September 2000, Marketing Director, AT&T.	2001

Certain information with respect to the executive officers of the Company is set forth:

Name and (Age)	Position	Officer Since

Frederick M. Green (62)	President, Chief Executive Officer and Director	1980

Gregory L. Harris (52)	Vice President – Business Development	1988

Xiaodong Wang (47)	Vice President – Asia Pacific	2000

Donald L. Henry (49)	Vice President and Chief Financial Officer (1)	1999

William J. Birmingham (64)	Interim Chief Financial Officer (2)	2005

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table shows, for fiscal years ended May 29, 2005, May 30, 2004, and June 1, 2003, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for these years, to Frederick M. Green, the Company’s President and Chief Executive Officer, and to certain other most highly compensated executive officers of the Company (together with Mr. Green, the “Named Executive Officers”) whose total cash compensation exceeded $100,000 during fiscal year 2005 in all capacities in which they served:

Summary Compensation Table

			Long-Term Comp.
	Fiscal	Annual Cash	Securities	All Other
Name and Position	Year	Compensation (1)	Underlying Options (2)	Compensation

Frederick M. Green	2005	$307,732	12,500	$4,022	(3)
President and Chief	2004	313,811	12,500	5,021	(3)
Executive Officer	2003	292,218	20,000	4,800	(3)

Gregory L. Harris	2005	$174,157	8,000	$3,419	(4)
Vice President	2004	174,157	8,000	3,447	(4)
Business Development	2003	165,942	12,000	3,368	(4)

Xiaodong Wang	2005	$171,435	8,000	$3,755	(5)
Vice President	2004	163,969	8,000	3,845	(5)
Asia Pacific	2003	162,679	12,000	3,707	(5)

Donald L. Henry	2005	$164,290	8,000	$3,177	(6)(7)
Vice President and Chief	2004	164,433	8,000	3,755	(6)
Financial Officer	2003	156,541	12,000	3,845	(6)

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

Option Grants in Fiscal Year 2005

The following table contains information concerning grants of stock options to the Named Executive Officers during the fiscal year ended May 29, 2005:

	Number of Securities Underlying Options	Percent of Total Options Granted to All Employees	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	Granted	In Fiscal Year	Per Share	Date	5%	10%
Frederick M. Green	12,500	13.92%	$2.99	7/22/2009	$10,326	$22,817
Gregory L. Harris	8,000	8.91%	2.99	7/22/2009	6,608	14,603
Xiaodong Wang	8,000	8.91%	2.99	7/22/2009	6,608	14,603
Donald L. Henry	8,000	8.91%	2.99	7/22/2009	6,608	14,603

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

	Shares Acquired	Value (1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End
	On Exercise	Realized	Exercisable	Unexercisable
Frederick M. Green	11,167	$11,601	269,375	20,625
Gregory L. Harris	0	0	112,500	13,000
Xiaodong Wang	0	0	30,000	13,000
Donald L. Henry	9,208	10,129	52,500	13,000

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

	Base Period	INDEXED RETURNS Years Ending
Company / Index	5/28/00	6/3/01	6/2/02	6/1/03	5/30/04	5/29/05
AULT INC	100	100.87	84.52	33.91	51.83	41.74
NASDAQ MARKET INDEX (U.S.)	100	67.14	50.73	50.41	62.63	65.44
S&P 500 ELECTRICAL COMPONENTS & EQUIPMENT	100	95.39	88.18	82.18	102.82	127.16

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

	Shares		Percent of
Beneficial Owner	Beneficially Owned (1)		Class

Skiritai Capital LLC
388 Market Street, Suite 700
San Francisco, CA 94111	692,882	(2)	14.25%

Nidec America Corporation
318 Industrial Lane
Torrington, CT 06790	488,000	(3)	9.12%

Royce & Associates, LLC
1414 Avenue of the Americas
New York, NY 10019	478,500	(4)	9.84%

Fifth Third Bancorp
Fifth Third Center
Cincinnati, OH 45263	364,820	(5)	7.50%

Dimensional Fund Advisors Inc.
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401	312,292	(6)	6.42%

Frederick M. Green	379,142	(7)	7.12%

William J. Birmingham	0

Carol A. Barnett	7,667		*

Brian T. Chang	2,667		*

John Colwell, Jr.	6,667		*

John G. Kassakian	25,667		*

David J. Larkin	15,667		*

Marvonia Pearson Walker	6,667		*

Gregory L. Harris	132,828		2.49%

Xiaodong Wang	30,000		*

All Directors & Officers as a group (10 persons)	606,972		11.40%

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

(1)  The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Report of Independent Registered Public Accounting Firm – Deloitte Anjin LLC

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

Consolidated Financial Statements

• Balance Sheets, May 29, 2005 and May 30, 2004.

• Consolidated Statements of Operations for the Years Ended May 29, 2005, May 30, 2004 and June 1, 2003.

• Consolidated Statements of Stockholders’ Equity for the Years Ended May 29, 2005, May 30, 2004 and June 1, 2003.

• Consolidated Statements of Cash Flows for the Years Ended May 29, 2005, May 30, 2004 and June 1, 2003.

• Notes to Consolidated Financial Statements

(2)     The following financial statement schedule for the years ended May 29, 2005, May 30, 2004 and June 1, 2003 is submitted herein following the signature page of this report.

• Schedule II - Valuation and Qualifying Accounts

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
January 9, 2006
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

YEAR ENDED MAY 29, 2005

*******************************************************************

EXHIBITS

*******************************************************************

AULT INCORPORATED

EXHIBIT INDEX TO

FORM 10-K/A FOR THE YEAR ENDED

May 29, 2005

Required Registration S-K

Exhibit Items

SK Item	Title of Documents	Location

3(a)	Restated Articles of Incorporation, as amended	Filed as Exhibit 3(a) to Form 10-K for fiscal 1988 and incorporated herein by reference

3(b)	Bylaws, as amended	Filed as Exhibit 3(b) to Registration Statement No. 2-85224 and incorporated herein by reference

3(c)	Amendment to Articles of Incorporation	Filed as Exhibit 3(c) to Form 10-K for fiscal 1999 and incorporated herein by reference

4.1	Rights Agreement	Filed electronically on Form 8-K for March 1996 and incorporated herein by reference

10.1	Management Incentive Compensation Plan	Filed as Exhibit 10(b) to Registration Statement 2-85224 and incorporated herein by reference

10.2	1986 Employee Stock Option Plan	Filed as Exhibit 10(c) to Form 10-K for fiscal 1987 and incorporated herein by reference

10.3	Employee Stock Purchase Plan	Filed electronically. Commission File #333-4609 and herein incorporated by reference

10.4	1986 Employee Stock Option Plan, Amended	Filed electronically. Commission File #333-4609 and herein incorporated by reference

10.5	1996 Employee Stock Option Plan	Filed electronically. Commission File #333-4609 and herein incorporated by reference

10.6	1998 Senior Management Change in Control Severance Plan	Filed as Exhibit 10.6 to Form 10-K/A for fiscal 2004 and incorporated herein by reference

21	Subsidiary of Registrant	Filed as Exhibit 21 to Form 10-K for fiscal 1997 and incorporated herein by reference

23.1	Consent of Independent Auditors	Filed herewith at page 64

23.2	Consent of Independent Auditors	Filed herewith at page 65

23.3	Consent of Independent Auditors	Filed herewith at page 66

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).	Filed herewith at page 67

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).	Filed herewith at page 68

32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).	Filed herewith at page 69

Pursuant to provisions of Item 601(b)(A)(iii)(a) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt of the Company are not being filed and in lieu thereof, Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.