Form 10-Q/A
period 2005-08-28
AULT INC
filed 2006-01-11
CIK 723639

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

YES ☒                                                                                                           NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	December 12, 2005
No par value	4,861,192 shares

AULT INCORPORATED

FORM 10-Q/A

FOR THE QUARTER ENDED AUGUST 28, 2005

Restatement

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the three months ended August 28, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2005, (“Original Filing”) reflects a restatement of the consolidated financial statements of Ault Incorporated (the “Company”) for the quarter ended August 28, 2005, as discussed in Note 1 to the consolidated financial statements.  The determination to restate these financial statements and other financial information was made as a result of management’s identification of accounting errors at the Company’s China subsidiary related to unrecorded accounts payable.  The adjustments totaled $345,480 for the three-month period ending August 28, 2005, and increased the Company’s net loss applicable to common shareholders to $803,000 from $458,000 as originally reported.  Further information on the restatement adjustments can be found on Note 1 to the accompanying consolidated financial statements.  The effects of the restatement on fiscal year 2005 can be found in Note 1 and Note 16 to the consolidated financial statements filed on the Company’s May 29, 2005 annual report on Form 10-K/A.

This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I of the Original Filing.  In addition, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are included with this filing.

PART 1.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Amounts Per Share)

	(Unaudited) Three Months Ended
	Restated August 28, 2005	Restated August 29, 2004

Net Sales	$9,198	$10,336

Cost of Goods Sold	6,938	7,661
Gross Profit	2,260	2,675

Operating Expenses:
Marketing	798	784
Design Engineering	697	721
General & Administrative	1,571	1,299
	3,066	2,804

Operating Loss	(806)	(129)

Non Operating Income (Expense):
Interest Expense	(49)	(88)
Other	90	13
	41	(75)

Loss Before Income Taxes	(765)	(204)

Income Tax Expense	2	1

Loss From Continuing Operations	(767)	(205)

Discontinued Operations	—	36

Net Loss	(767)	(169)

Redeemable Convertible Preferred Stock Dividends	(36)	(36)

Net Loss Applicable to Common Stockholders	$(803)	$(205)

Net Basic and Diluted Loss Per Common Share:
Continuing Operations	$(0.17)	$(0.05)
Discontinued Operations	—	0.01
Loss Per Common Share	$(0.17)	$(0.04)

Weighted average common shares outstanding:
Basic	4,831,546	4,787,937
Diluted	4,831,546	4,787,937

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(Unaudited)
	Restated August 28, 2005	Restated May 29, 2005
Assets:
Current Assets
Cash and Cash Equivalents	$2,918	$2,191
Trade Receivables, Less Allowance for Doubtful Accounts of $801 at August 28, 2005; $781 at May 29, 2005	6,197	5,766
Inventories	3,283	3,377
Note Receivable JEC – Current Portion	1,125	563
Prepaid and Other Expenses	796	741
Total Current Assets	14,319	12,638

Note Receivable JEC – Non-current portion	1,125	1,687

Property Equipment and Leasehold
Improvements:
Building and Leasehold Improvements	764	764
Machinery and Equipment	5,302	5,314
Office Furniture	378	344
Data Processing Equipment	1,669	1,630
	8,113	8,052

Less Accumulated Depreciation	5,718	5,677

	2,395	2,375

Other Assets	92	106

Total Assets	$17,931	$16,806

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Unaudited)
	Restated August 28, 2005	Restated May 29, 2005
Liabilities and Stockholders’ Equity:
Current Liabilities
Current Maturities of Long-Term Debt	$296	$290
Accounts Payable	7,430	5,482
Accrued Compensation	934	978
Accrued Commissions	239	272
Other	370	350
Total Current Liabilities	9,269	7,372

Redeemable Convertible Preferred Stock, No Par Value, 2,074 Shares Issued and Outstanding; Liquidation Preference of $1,000 Per Share	2,074	2,074

Stockholders’ Equity:
Preferred Stock, No Par Value, Authorized, 1,000,000 Shares;
Common Shares, No Par Value, Authorized 10,000,000 Shares; Issued and Outstanding 4,861,192 on August 28, 2005; and 4,806,116 on May 29, 2005;	21,520	21,390
Notes Receivable arising from the sale of common stock	(43)	(44)
Accumulated Other Comprehensive Income (Loss)	(45)	55
Accumulated Deficit	(14,844)	(14,041)
	6,588	7,360

	$17,931	$16,806

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

	(Unaudited) Three Months Ended
	Restated August 28, 2005	Restated August 29, 2004
Cash Flows From Operating Activities:
Net Loss	$(767)	$(169)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation	114	158
Gain on Disposal of Assets	(62)
Changes in Assets and Liabilities:
(Increase) Decrease In:
Trade Receivables	(415)	(239)
Inventories	35	80
Prepaid and Other Expenses	(31)	(273)
Increase (Decrease) in:
Accounts Payable	1,802	1,190
Accrued Expenses	19	(102)
Discontinued Operations	—	(61)
Net Cash Provided by Operating Activities	695	584

Cash Flows From Investing Activities:
Purchase of Equipment and Leasehold Improvements	(74)	(31)
Net Cash Used in Investment Activities	(74)	(31)

Cash Flows From Financing Activities:
Net Borrowings on Revolving Credit Agreements	—	190
Proceeds from Issuance of Common Stock	94	70
Proceeds from Common Stock Receivable	1	—
Principal Payments on Long-Term Borrowings		(55)
Discontinued Operations	—	(170)
Net Cash Provided by Financing Activities	95	35

Effect of Foreign Currency Exchange Rate Changes on Cash	11	—

Increase in Cash and Cash Equivalents	727	588

Cash and Cash Equivalents at Beginning of Period	2,191	837

Cash and Cash Equivalents at End of Period	$2,918	$1,425

Non-Cash Transaction:
Issuance of Common Stock to Pay Preferred Stock Dividends	$36	$36

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s May 29, 2005 Form 10-K/A.

The results of operations for the interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

Management plans – The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stock of $5,472,302 (restated) in 2005 and $5,793,646 (restated) in 2004 and at May 29, 2005 had an accumulated deficit of $14,041,346 (restated).  The Company provided $1,479,695 of cash for operating activities in 2005.  In the first quarter of fiscal 2006, the Company has recorded a net loss applicable to common stockholders of $803,000 (restated).  The Company has provided $695,000 of cash for operating activities in the first quarter of fiscal year 2006.  Future operations may require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 4, 2006.  There was no outstanding balance on this line-of-credit at August 28, 2005.  The Company believes they can remain in compliance with covenants in the financing agreement, as amended, throughout fiscal 2006.

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

Restatement – The consolidated financial statements as of and for the fiscal quarter ended August 28, 2005 were restated as a result of the Company’s identification of accounting errors at the Company’s China subsidiary related to unrecorded liabilities.  The accounting errors resulted in a misstatement in accounts payables, current liabilities, accumulated deficit, total shareholders’ equity, cost of goods sold, gross profit, operating loss, loss before taxes, net loss, net loss applicable to common stockholders, and net loss per share.  There were also related adjustments to the Company’s consolidated statement of cash flows and consolidated statement of stockholders’ equity.

Effects on Consolidated Balance Sheet
as of August 28, 2005

	As previously reported	As restated
Accounts Payable	$6,495,000	$7,430,000
Total current liabilities	8,334,000	9,269,000
Accumulated deficit	(13,909,000)	(14,844,000)
Total stockholders’ equity	7,523,000	6,588,000

Effects on Consolidated Statement of
Operations for fiscal quarter-ended August 28, 2005

	As previously reported	As restated
Cost of goods sold	$6,593,000	$6,938,000
Gross profit	2,605,000	2,260,000
Operating loss	(461,000)	(806,000)
Loss before income taxes	(420,000)	(765,000)
Net loss	(422,000)	(767,000)
Net loss applicable to common stockholders	(458,000)	(803,000)
Net loss per share basic	(0.09)	(0.17)
Net loss per share diluted	(0.09)	(0.17)

Effects on Consolidated Statement of
Operations for fiscal quarter-ended August 29, 2004

	As previously reported	As restated
Cost of goods sold	$7,575,000	$7,661,000
Gross profit	2,761,000	2,675,000
Operating loss	(43,000)	(129,000)
Loss before income taxes	(118,000)	(204,000)
Net loss	(83,000)	(169,000)
Net loss applicable to common stockholders	(119,000)	(205,000)
Net loss per share basic	(0.02)	(0.04)
Net loss per share diluted	(0.02)	(0.04)

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

Amounts in thousands, except per share amounts

	Period Ending
	Restated Aug. 28 2005	Restated Aug. 29 2004
Net loss applicable to stockholders: as reported	$(803)	$(205)
pro forma	(834)	(236)
per share, basic, as reported	(0.17)	(0.04)
per share, diluted, as reported	(0.17)	(0.04)
per share, basic, pro forma	(0.17)	(0.05)
per share, diluted, pro forma	(0.17)	(0.05)

4. Inventories

The components of inventory (in thousands) at August 28, 2005 and May 29, 2005 are as follows:

	August 28, 2005	May 29, 2005
Raw Materials	$2,110	$1,701
Work-in-process	284	514
Finished Goods	889	1,162
	$3,283	$3,377

5. Warranty

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

Current maturities long-term debt (in thousands) consist of the following:

	August 28, 2005	May 29, 2005

5.3% uncollateralized term loan, due in January 2006	$296	$290

7. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended August 28, 2005 were as follows (in thousands):

		Restated Three Months Ended August 28, 2005

Total Stockholders’ Equity – May 29, 2005		$7,360
Net Loss	$(767)
Net change in Foreign currency translation adjustment	(100)
Comprehensive Loss		(867)
Preferred Stock Dividends Declared		(36)
Preferred Stock Dividends Paid with Common Stock		36
Issue 41,003 shares of common stock in accordance with stock purchase plan		94
Payment of receivable from sale of common stock		1
Total Stockholders’ Equity		$6,588

8. Net Earnings Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.  The Redeemable Convertible Preferred Stock and stock options had no effect on diluted weighted average shares outstanding, as they were anti-dilutive.

	Three Months Ended
	Restated August 28, 2005	Restated August 29, 2004
Loss Applicable to Common Shareholders (in thousands)	$(803)	$(205)
Basic – Weighted Average Shares Outstanding	4,831,546	4,787,937
Diluted – Weighted Average Shares Outstanding	4,831,546	4,787,937
Basic Loss per Share	(0.17)	(0.04)
Diluted Loss per Share	(0.17)	(0.04)

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

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stock of $5,472,302 (restated) in 2005 and $5,793,646 (restated) in 2004 and at May 29, 2005 had an accumulated deficit of $14,041,346 (restated).  The Company provided $1,479,695 of cash for operating activities in 2005.  In the first quarter of fiscal 2006, the Company has recorded a net loss applicable to common stockholders of $803,000 (restated).  The Company has provided $695,000 of cash for operating activities in the first quarter of fiscal year 2006.  Future operations may require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 4, 2006.  There was no outstanding balance on this line-of-credit at August 28, 2005.  The Company believes they can remain in compliance with covenants in the financing agreement, as amended, throughout fiscal 2006.

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

RESULTS OF OPERATIONS

First Quarter Ended August 28, 2005 As Compared to Quarter Ended August 29, 2004

	Fiscal	Fiscal	Favorable / (Unfavorable)
($000)	2006	2005	Amount	Percent
Net Sales	$9,198	$10,336	$(1,138)	(11)%
Operating Loss (restated)	(806)	(129)	(677)	(525)%

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

The gross margin for fiscal 2006 was 24.6% (restated), compared to 25.9% (restated) for fiscal 2005. Margins decreased primarily due to the lower margins coming from China.  Future margins may be adversely affected by the higher energy costs and the implementation of lead free initiatives required for our products.

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

Income Tax: The Company had a pre-tax loss of $767,000 (restated) for the three-month period in fiscal 2006 on which it accrued $2,000 income tax expense relating to amounts due for state taxes.  For the three-month period in fiscal 2005 the Company had a pre-tax loss of $205,000 (restated) on which it accrued $1,000 income tax expense relating to amounts due for state taxes.  The Company did not take a benefit from the loss carryforwards the loss generated in fiscal 2006 and fiscal 2005, and continues to have a full valuation allowance because it is likely the Company will be unable to use such losses.

Net Loss: The Company reported a basic and diluted per share loss of $0.17 (restated) for the first quarter of fiscal 2006 based on 4,832,000 outstanding weighted average shares, compared to basic and diluted per share loss of $0.04 (restated) for the first quarter of fiscal 2005, based on 4,788,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company’s liquidity and financial position on August 28, 2005, and on May 29, 2005:

	August 28,	May 29,
	2005	2005
	($000)	($000)
Working capital (restated)	$5,050	$5,266
Cash	2,918	2,191
Unutilized bank credit facilities	3,423	3,357

Current Working Capital Position

As of August 28, 2005, the Company had current assets of $14,319,000 and current liabilities of $9,269,000 (restated) representing working capital of $5,050,000 (restated) and a current ratio of 1.5.  This represents a decrease in working capital from $5,266,000 (restated) at May 29, 2005.  The Company relies on its credit facilities as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.  The Company has not committed any funds to capital expenditures as of August 28, 2005.

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

(a)          Net income and depreciation used cash of $653,000 (restated).

(b)         Increases in accounts receivables used $415,000 of cash, primarily related to slowdown of collections activities due to the accounting staff working on the accounting issues of fiscal 2005.

(c)          Increases in accounts payable provided $1,802,000 (restated), primarily related to the timing of payments to Ault Korea.  After the sale of Ault Korea, the payment terms were changed from net 20 to net 60, which resulted in a higher accounts payable balance.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in rules 13a-15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.  Subject to the matters discussed below, management has concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also not effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and chief financial officer to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED
(REGISTRANT)

DATED:	January 10, 2006	/s/ Frederick M. Green
Frederick M. Green, President
Chief Executive Officer and
Chairman

DATED:	January 10, 2006	/s/ William J. Birmingham
William J. Birmingham
Interim Chief Financial Officer