Form 10-Q
period 2005-11-27
AULT INC
filed 2006-01-11
CIK 723639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2005

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

YES ☐                    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	December 19, 2005
No par value	4,861,192 shares

Total pages 23

Exhibits Index on Page 19

PART 1. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	Three Months Ended		Six Months Ended
	Nov. 27	Nov. 28	Nov. 27	Nov. 28
	2005	2004	2005	2004
Net Sales	$9,254	$8,225	$18,452	$18,561

Cost of Goods Sold	6,652	5,916	13,590	13,577
Gross Profit	2,602	2,309	4,862	4,984

Operating Expenses:
Marketing	899	912	1,697	1,696
Design Engineering	807	758	1,504	1,479
General and Administrative	1,279	1,157	2,850	2,456
	2,985	2,827	6,051	5,631
Operating Loss	(383)	(518)	(1,189)	(647)

Other Income (Expense):
Interest Expense	(40)	(101)	(89)	(189)
Other	5	(29)	95	(16)
	(35)	(130)	6	(205)
Loss Before Income Taxes	(418)	(648)	(1,183)	(852)

Income Tax Expense	—	1	2	2

Loss From Continuing Operations	(418)	(649)	(1,185)	(854)

Discontinued Operations	—	(5)	—	31

Net Loss	(418)	(654)	(1,185)	(823)

Redeemable Convertible Preferred Stock Dividends	(36)	(36)	(72)	(72)

Net Loss Applicable to Common Stockholders	$(454)	$(690)	$(1,257)	$(895)

Net Basic and Diluted Loss Per Common Share:
Continuing Operations	$(0.09)	$(0.14)	$(0.26)	$(0.19)
Discontinued Operations	—	—	—	—
Loss Per Common Share	$(0.09)	$(0.14)	$(0.26)	$(0.19)

Common and Equivalent Shares Outstanding:
Basic	4,861,192	4,803,318	4,821,918	4,795,870
Diluted	4,861,192	4,803,318	4,821,918	4,795,870

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(Unaudited)
	November 27, 2005	May 29, 2005
Assets:
Current Assets
Cash and Equivalents	$3,996	$2,191
Trade Receivables, Less Allowance for Doubtful Accounts of $825 at November 27, 2005; $781 at May 29, 2005	5,136	5,766
Inventories	3,996	3,377
Note Receivable JEC – Current Portion	1,125	563
Prepaid Expenses and Other	848	741
Total Current Assets	15,101	12,638

Property, Equipment and Leasehold Improvements:
Building and Leasehold Improvements	764	764
Machinery and Equipment	5,333	5,314
Office Furniture	391	344
Data Processing Equipment	1,682	1,630
	8,170	8,052

Less Accumulated Depreciation	5,837	5,677
Net Property Equipment and Leasehold Improvements	2,333	2,375

Other Assets	79	106
Note Receivable JEC – Non-current Portion	1,125	1,687

Total Assets	$18,638	$16,806

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	(Unaudited)
	November 27, 2005	May 29, 2005
Liabilities and Stockholders’ Equity:
Current Liabilities
Note Payable to Bank	$2,176	$—
Current Maturities of Long-Term Debt	296	290
Accounts Payable	6,312	5,482
Accrued Compensation	923	978
Accrued Commissions	283	272
Other	477	350
Total Current Liabilities	10,467	7,372

Redeemable Convertible Preferred Stock, No Par Value, 2,074 Shares Issued and Outstanding; Liquidation Preference of $1,000 Per Share	2,074	2,074

Stockholders’ Equity:
Preferred Stock, No Par Value, Authorized, 1,000,000 Shares; None Issued.	—	—
Common Shares, No Par Value, Authorized 10,000,000 Shares; Issued and Outstanding 4,861,192 on November 27, 2005; and 4,806,116 on May 29, 2005;	21,520	21,390
Notes Receivable arising from the sale of common stock	(42)	(44)
Accumulated Other Comprehensive Loss	(83)	55
Accumulated Deficit	(15,298)	(14,041)
	6,097	7,360

	$18,638	$16,806

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AULT INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	(Unaudited) Six Months Ended
	November 27, 2005	November 28, 2004
Cash Flows From Operating Activities:
Net Loss	$(1,185)	$(823)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation	234	322
Gain on Disposal of Assets	(62)
Changes in Assets and Liabilities:
(Increase) Decrease In:
Trade Receivables	649	778
Inventories	(698)	676
Prepaid and Other Expenses	(68)	(130)
Increase (Decrease) in:
Accounts Payable	742	387
Accrued Expenses	76	(149)
Discontinued Operations	—	(102)
Net Cash Provided by (Used in) Operating Activities	(312)	959

Cash Flows From Investing Activities:
Purchase of Equipment and Leasehold Improvements	(132)	(122)
Discontinued Operations	—	(18)
Net Cash Used in Investment Activities	(132)	(140)

Cash Flows From Financing Activities:
Net Borrowings (Payments) on Revolving Credit Agreements	2,176	(116)
Proceeds from Issuance of Common Stock	94	72
Proceeds from Common Stock Receivable	2	—
Dividend Payments	(36)	—
Principal Payments on Long-Term Borrowings	—	(109)
Discontinued Operations	—	(256)
Net Cash Provided by (Used in) Financing Activities	2,236	(409)

Effect of Foreign Currency Exchange Rate Changes on Cash	13	—

Increase in Cash and Cash Equivalents	1,805	410

Cash and Cash Equivalents at Beginning of Period	2,191	837

Cash and Cash Equivalents at End of Period	$3,996	$1,247

Non-Cash Transaction:
Issuance of Common Stock to Pay Preferred Stock Dividends	36	72
Trade Receivable Converted to a Note Receivable	—	185

AULT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER ENDED NOVEMBER 27, 2005

1. Summary of Consolidation Principles

The accompanying consolidated financial statements include the accounts of Ault Incorporated, its wholly owned subsidiaries, Ault Electronics Shanghai Ltd., Ault International Trade Shanghai Co., Ltd., and Ault Xianghe Co. Ltd.  All intercompany transactions and balances have been eliminated.  The foreign currency translation adjustment represents the translation into United States dollars of the Company’s investment in the net assets of its foreign subsidiaries in accordance with the provisions of FASB Statement No. 52.

The balance sheet of the Company as of November 27, 2005, and the related statements of operations and cash flows for the three and six months ended November 27, 2005 and November 28, 2004 have been prepared without being audited.  In the opinion of the management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the position of Ault Incorporated and subsidiaries as of November 27, 2005 and November 28, 2004, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s May 29, 2005 Form 10-K/A.

Prior results have been restated as disclosed in the Company’s May 29, 2005 form 10-K/A.

The results of operations for the interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

Management plans – The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stockholders of $5,472,302 in 2005 and $5,793,646 in 2004 and at May 29, 2005 had an accumulated deficit of $14,041,346.  The Company provided $1,479,695 of cash for operating activities in 2005.  In the first six months of fiscal 2006, the Company has recorded a net loss applicable to common stockholders of $1,257,000 and had an accumulated deficit of $15,298,000 as of November 27, 2005.  The Company has used $312,000 of cash for operating activities for the first six months of fiscal year 2006.  Future operations may require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 4, 2006.  There was an outstanding balance on this line-of-credit at November 27, 2005 in the amount of $2,176,000 with current availability of $3,509,000 as determined by the Company’s borrowing base.  The Company is out of compliance with the covenants in the financing agreement.  The Company is currently in discussions with the lending facility to determine if an amendment or waiver will be necessary.

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

Subsequent events – On December 16, 2005, SL Industries, Inc., a New Jersey corporation (“SL Industries”), Lakers Acquisition Corp., a Minnesota corporation and a wholly owned subsidiary of SL Industries (“Purchaser”), and Ault Incorporated, a Minnesota corporation (“Ault” or the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

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

Revenues and results of operations for the Korean subsidiary for the six-month period presented include the following:

(in thousands)

Quarter Ended
November 28, 2004
Net Sales	$5,740

Income from Discontinued Operations	31

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

Amounts in thousands, except per share amounts

	Three Months Ended		Six Months Ended
	Nov. 27, 2005	Nov. 28, 2004	Nov. 27, 2005	Nov. 28, 2004
Net loss applicable to common stockholders:
as reported	$(454)	$(690)	$(1,257)	$(895)
pro forma	(470)	(752)	(1,304)	(1,008)
per share, basic, as reported	(0.09)	(0.14)	(0.26)	(0.19)
per share, diluted, as reported	(0.09)	(0.14)	(0.26)	(0.19)
per share, basic, pro forma	(0.10)	(0.16)	(0.27)	(0.21)
per share, diluted, pro forma	(0.10)	(0.16)	(0.27)	(0.21)

3. Inventories

The components of inventory (in thousands) at November 27, 2005 and May 29, 2005 are as follows:

	November 27, 2005	May 29, 2005
Raw Materials	$2,816	$1,701
Work-in-process	124	514
Finished Goods	1,056	1,162
	$3,996	$3,377

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

	FY 2006	FY 2005
Beginning Balance	$134	$125

Charges and Costs Accrued	36	34

Less Repair Costs Incurred	18	15

Ending Balance	$152	$144

5. Debt

The Company has a financing agreement, which includes a $7,000,000 revolving line-of-credit agreement through December 4, 2006.  Interest on advances is at the prime rate plus 2% (prime plus 5% default rate) for fiscal year 2006.  The rate at November 27, 2005 was 9.00% and on May 29, 2005 was 8.00%.  All advances are due on demand and are secured by all assets of the Company.   The Company’s financing agreement contains financial covenants, which require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends.  At the end of the second quarter of fiscal 2006, the Company’s net worth and income before taxes did not meet the minimum of the credit agreement.  The Company is currently in discussions with the lending facility to determine if an amendment or waiver will be necessary.  The availability of the line is based on the outstanding receivables of the Company; the amount available at November 27, 2005 was $3,509,000.  There were advances outstanding on the revolving line of credit of $2,176,000 at November 27, 2005 with none outstanding at May 29, 2005.

Long-term debt (in thousands) including current maturities contain the following:

	November 27,	May 29,
	2005	2005

5.3% uncollateralized term loan, due in January 2006	296	290

6. Stockholders’ Equity

		Six Months Ended November 27, 2005
		($000)
Total Stockholders’ Equity – May 29, 2005		$7,360
Net Loss	$(1,185)
Net change in Foreign currency translation adjustment	(138)
Comprehensive Loss		(1,323)
Issue 41,003 shares of common stock in accordance with stock purchase plan		94
Preferred Stock Dividends Declared		(72)
Preferred Stock Dividends Paid with Common Stock		36
Payment of receivable from sale of common stock		2
Total Stockholders’ Equity – November 27, 2005		$6,097

7. Net Loss Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.  The Redeemable Convertible Preferred Stock and stock options had no effect on diluted weighted average shares outstanding, as they were anti-dilutive.

	Three Months Ended		Six Months Ended
	November 27, 2005	November 28, 2004	November 27, 2005	November 28, 2004
Loss Applicable to Common Shareholders (in thousands)	$(454)	$(690)	$(1,257)	$(895)
Basic – Weighted Average Shares Outstanding	4,861,192	4,803,318	4,821,918	4,795,870
Diluted – Weighted Average Shares Outstanding	4,861,192	4,803,318	4,821,918	4,795,870
Basic Loss per Share	$(0.09)	$(0.14)	$(0.26)	$(0.19)
Diluted Loss per Share	$(0.09)	$(0.14)	$(0.26)	$(0.19)

8. Accounting Pronouncements

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

Prior results have been restated as disclosed in the Company’s May 29, 2005 form 10-K/A.

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

Reduced Lead Times – Ault customers across all segments of the electronics industry appear to have one common need — orders with JIT (just-in-time) delivery dates.  This trend prompted the Company to look for ways in all product categories to reduce lead times on top-selling power supplies.  In October, the Company announced a five-week lead-time on its most popular standard products in the switch-mode power supply category.  Most competitors are still averaging eight weeks.  The Company believes meeting customers’ needs for quick-turn orders will earn Ault more business from current accounts as well as providing a competitive edge in earning new business.

Sales Review

Ault has traditionally been a major power supplier to the OEMs in the telecommunications market.  This market hit bottom in calendar 2002, and is now recovering with several niches performing well.  One of these niches is the Power over Ethernet market.  Dubbed PoE, Power over Ethernet is designed to supply power to any device on a local area network.

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

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company sustained net losses applicable to common stockholders of $5,472,302 in 2005 and $5,793,646 in 2004 and at May 29, 2005 had an accumulated deficit of $14,041,346.  The Company provided $1,479,695 of cash for operating activities in 2005.  In the first six months of fiscal 2006, the Company has recorded a net loss applicable to common stockholders of $1,257,000 and had an accumulated deficit of $15,298,000 at November 27, 2005.  The Company has used $312,000 of cash for operating activities for the first six months of fiscal year 2006.  Future operations may require the Company to borrow additional funds.  The Company has a financing agreement, which includes a $7,000,000 line-of-credit agreement through December 4, 2006.  There was an outstanding balance on this line-of-credit at November 27, 2005 in the amount of $2,176,000 with current availability of $3,509,000 based on the Company’s borrowing base.  The Company is out of compliance with the covenants in the financing agreement.  The Company is currently in discussions with the lending facility to determine if an amendment or waiver will be necessary.

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

RESULTS OF OPERATIONS

Second Quarter Ended November 27, 2005

	Fiscal	Fiscal	Favorable / (Unfavorable)
($000)	2006	2005	Amount	Percent
Net Sales	$9,254	$8,225	$1,029	13%
Operating Loss	(383)	(518)	135	26%

Net sales were $9,254,000 for the second quarter of fiscal 2006 up 13% from $8,225,000 for the second quarter of fiscal 2005.  The increase is due to higher sales from North America and Europe of $1,374,000 and offset by a decrease in sales from Asia Pacific of $345,000.  The North American increase is primarily from an increase in orders from two customers.  The Company is expecting sales to increase to North America and Europe through the end of fiscal 2006.  The increase is due to an expected order increase in sales to two existing customers as their products are introduced into the market.

Gross margin for the second quarter was 28.1 percent as a percent of sales, compared with 28.1 percent for the same period last year.  Future margins may be adversely affected by the higher energy costs and the implementation of lead free initiatives required for our products.

Operating expenses increased in the second quarter of fiscal 2006 to $2,985,000 from $2,827,000 in the second quarter of fiscal 2005.  The increase is primarily due to higher professional services costs of $149,000 and these costs are expected to continue at a similar rate through the rest of 2006.

Six Months Ended November 27, 2005

	Fiscal	Fiscal	Favorable / (Unfavorable)
($000)	2006	2005	Amount	Percent
Net Sales	$18,452	$18,561	$(109)	(1)%
Operating Loss	(1,189)	(647)	(542)	(84)%

Net sales were $18,452,000 for the first six months of fiscal 2006 down 1% from $18,561,000 for the first six months of fiscal 2005.  Sales have decreased in the China market by $895,000.  This decrease is from the Company’s strategy to target data communications customers in China.  At this time, the sales are to a limited number of customers, so there is a high risk of variability from quarter to quarter.  The Company is attempting to reduce that risk by increasing the customer base in China, but may not be able to avoid the variability in the sales from China in the next several quarters.  The North American sales increase of $786,000 is primarily from an increase in orders from two customers.  The Company is expecting sales to increase to North America and Europe through the end of fiscal 2006.  The increase is due to an expected order increase in sales to these two existing customers as their products are introduced into the market.

Gross margin for the first six months of fiscal 2006 was 26.3 percent as a percent of sales, compared with 26.9 percent for the same period last year.  Future margins may be adversely affected by the higher energy costs and the implementation of lead free initiatives required for our products.

Operating expenses increased in the first six months of fiscal 2006 to $6,051,000 from $5,631,000 in the first six months of fiscal 2005.  The increase is primarily due to professional services of $398,000 higher when comparing the first six-months of fiscal year 2006 to the first six-months of fiscal year 2005, and the first quarter of fiscal year 2006 includes a severance payment of $78,000 to the former Chief Financial Officer. All of these expenses are part of the General & Administrative classification.

Order Backlog: The Company’s order backlog at November 27, 2005 totaled $11,294,000 compared to $9,678,000 at May 29, 2005.  The order backlog represents sales for approximately sixteen weeks.

Non-Operating Income and Expenses: Nonoperating income is $6,000 for the first six months of fiscal 2006 compared to a loss of $205,000 for the same period in fiscal 2005.  The Company recorded an exchange gain of $95,000 in the first two quarters of fiscal 2006 compared to a loss of $16,000 for the same period in fiscal 2005.  The Company incurred interest expenses of $89,000 in the first six months of fiscal 2006 and $189,000 in the same period of fiscal 2005, paid on bank credit facilities and long-term borrowings.

Income Taxes: The Company had a pre-tax loss of $1,183,000 for the six-month period in fiscal 2006 on which it accrued $2,000 consolidated income tax expense relating to amounts due for state taxes.  For the six-month period in fiscal 2005 the Company had a pre-tax loss of $852,000 on which it accrued $2,000 consolidated income tax expense relating to amounts due for state taxes.  The effective tax rate is 0% for all periods presented.  A full valuation allowance against deferred tax assets has been recorded due to the uncertainties regarding the realization of these assets based on the Company’s lack of earnings.

Net Loss: The Company reported a basic and diluted per share loss of $0.26 for the first six months of fiscal 2006, based on 4,822,000 outstanding weighted average shares, compared to basic and diluted per share loss of $0.19 for the same period of fiscal 2005, based on 4,796,000 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

The following table describes the Company’s liquidity and financial position on November 27, 2005, and on May 29, 2005:

	November 27,	May 29,
	2005	2005
	($000)	($000)
Working capital	$4,634	$5,266
Cash and cash equivalents	3,996	2,191
Unutilized bank credit facilities	979	3,357

Current Working Capital Position

As of November 27, 2005, the Company had current assets of $15,101,000 and current liabilities of $10,467,000, which amounted to working capital of $4,634,000 and a current ratio of 1.4.  This represents a decrease from its working capital of $5,266,000 as of May 29, 2005.  The Company relies on its credit facilities as sources of working capital to support normal growth in revenue, capital expenditures and attainment of profit goals.  The Company has not committed any funds for future capital expenditures as of November 27, 2005.

Cash and Investments: As of November 27, 2005, the Company had cash totaling $3,996,000, compared to $2,191,000 as of May 29, 2005.  This increase in cash was due to additional borrowings against the bank line.  This was done to offset the minimum interest payment necessary on the bank line.

Credit Facilities: The credit arrangement with Wells Fargo Bank is an asset-based credit facility of $7 million, secured by all company assets.  At November 27, 2005, there were borrowings against this facility of $2,176,000.  The financing agreement contains financial covenants, which require the Company, among other things, to maintain a minimum capital base, and also impose certain limitations on additional capital expenditures and the payment of dividends. At November 27, 2005, the Company’s net worth and income before taxes did not meet the minimum of the credit agreement.  The Company is currently in discussions with the lending facility to determine if an amendment or waiver will be necessary.

CASH FLOWS FOR FISCAL 2005

Operations:  Operations used $312,000 of cash during the first six months of fiscal 2006 due principally to the following activities:

(a)          The loss, net of depreciation used $951,000.

(b)         Decreases in trade receivables provided $649,000, primarily related to increased collections efforts by the accounting area.

(c)          Increases in inventories used $698,000, primarily related to purchasing inventory in anticipation of orders for a major customer order

(d)         Increases in accounts payable provided $742,000, primarily related to the timing of payments to Ault Korea.  After the sale of Ault Korea, the payment terms were changed from net 20 to net 60, which resulted in a higher accounts payable balance.

Investing Activities: Investing activities used net cash of $132,000 principally relating to the purchase of tooling in the Asia facilities.

Financing Activities: Financing activities provided net cash of $2,236,000, primarily comprised of borrowings from the Company’s bank line.

Effect of Foreign Currency Exchange Rate Fluctuations: The effect of translating the Chinese financial statements, which were prepared in Yuan to US dollars, had minimal effect on cash for the first six months of fiscal 2006.

Summary:  The Company’s cash and working capital positions are sound and, together with its credit facilities, adequate to support the Company’s strategies for the remainder of fiscal 2006 and the foreseeable future.

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

Information about Revenue by Geography

Geographic distribution of revenue is as follows:

	Six Months Ended
	November 27, 2005	November 28, 2004
	($000)	($000)

US	$14,895	$13,978
China	1,073	2,136
UK	1,109	939
Canada	822	527
Other Foreign	553	981
Total	$18,452	$18,561

The Company considers a country to be the geographic source of revenue if it has contractual obligations, including obligations to pay for trade receivable invoices.

Impact of Foreign Operations and Currency Changes:

The Company will experience normal valuation changes as the Chinese currency fluctuates.  The effect of translating the Chinese financial statements resulted in a net asset decrease of $138,000 for the six months ended November 27, 2005.

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

China Subsidiary

As of May 29, 2005, the Company did not maintain effective controls relating to transactions at its China subsidiary related to inventory build-up and relief and reconciliation of intercompany accounts.  Additionally in November 2005, the Company discovered the controls relating to the recording of accounts payable were not effective.  The Company had unrecorded liabilities at May 30, 2004 of $248,000, at May 29, 2005 of $342,000 and at August 28, 2005 of $345,000.  The Company has concluded that these control deficiencies constitute material weaknesses.

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

•                  Implementation of an ERP system in China.

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

(b) Reports on form 8-K

A.           Form 8-K filed September 20, 2005 referencing a press release dated September 20, 2005 announcing the delisting notification due to late filing of the May 29, 2005 form 10-K and hearing request with Nasdaq.

B.             Form 8-K filed September 30, 2005 referencing a press release dated September 29, 2005 announcing the delisting notification due to failure to satisfy the minimum stockholders’ equity of the Nasdaq market.

C. Form 8-K filed October 13, 2005 referencing a press release dated October 13, 2005 of financial results for the quarter ended August 28, 2005.
D. Form 8-K filed October 13, 2005 announcing the election of Lyron Bentovim as a new board member.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AULT INCORPORATED

(REGISTRANT)

DATED: January 10 2006	/s/ Frederick M. Green
Frederick M. Green, President
Chief Executive Officer and
Chairman

DATED: January 10 2006	/s/ William J. Birmingham
William J. Birmingham
Interim Chief Financial Officer